Form 10-Q
period 2018-03-31
Biglari Holdings Inc.
filed 2018-05-04
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-38477

BIGLARI HOLDINGS INC.

(Exact name of registrant as specified in its charter)

INDIANA	82-3784946
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

17802 IH 10 West, Suite 400 San Antonio, Texas	78257
(Address of principal executive offices)	(Zip Code)

(210) 344-3400

Registrant’s telephone number, including area code

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of May 2, 2018:

Class A common stock –	206,864
Class B common stock –	2,068,640

Index

BIGLARI HOLDINGS INC.

Index

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,444	$58,577
Investments	24,157	23,289
Receivables	12,187	16,284
Inventories	7,312	7,268
Other current assets	9,299	7,221
Total current assets	98,399	112,639
Property and equipment	291,625	295,800
Goodwill and other intangible assets	66,774	66,645
Investment partnerships	545,939	566,021
Other assets	17,846	22,479
Total assets	$1,020,583	$1,063,584

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$106,708	$128,744
Current portion of notes payable and other borrowings	6,524	6,748
Total current liabilities	113,232	135,492
Long-term notes payable and other borrowings	254,988	256,994
Deferred taxes	89,387	88,401
Other liabilities	11,269	11,369
Total liabilities	468,876	492,256
Shareholders’ equity
Common stock	1,071	1,071
Additional paid-in capital	381,975	382,014
Retained earnings	563,780	565,504
Accumulated other comprehensive loss	(966)	(1,404)
Treasury stock, at cost	(394,153)	(375,857)
Biglari Holdings Inc. shareholders’ equity	551,707	571,328
Total liabilities and shareholders’ equity	$1,020,583	$1,063,584

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per share amounts)

	First Quarter
	2018	2017
	(Unaudited)
Revenues
Restaurant operations	$193,934	$195,694
Insurance premiums and other	6,547	6,080
Media advertising and other	1,744	1,619
	202,225	203,393
Cost and expenses
Restaurant cost of sales	158,350	157,298
Insurance losses and underwriting expenses	5,928	5,020
Media cost of sales	1,517	1,493
Selling, general and administrative	32,650	29,486
Depreciation and amortization	4,946	5,621
	203,391	198,918
Other income (expenses)
Interest expense	(2,754)	(2,824)
Interest on obligations under leases	(2,186)	(2,280)
Investment partnership gains (losses)	3,495	(24,968)
Total other income (expenses)	(1,445)	(30,072)
Earnings (loss) before income taxes	(2,611)	(25,597)
Income tax benefit	(797)	(9,776)
Net earnings (loss)	$(1,814)	$(15,821)
Earnings per share
Net earnings (loss) per equivalent Class A share *	$(5.15)	$(42.72)

* Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $(1.03) for the first quarter of 2018 and $(8.54) for the first quarter of 2017.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	First Quarter
	2018	2017
	(Unaudited)

Net earnings (loss)	$(1,814)	$(15,821)
Other comprehensive income:
Net change in unrealized gains and losses on investments	—	191
Applicable income taxes	—	(67)
Reclassification to earnings	(73)	—
Applicable income taxes	15	—
Foreign currency translation	496	185
Other comprehensive income, net	438	309
Total comprehensive loss	$(1,376)	$(15,512)

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	First Quarter
	2018	2017
	(Unaudited)
Operating activities
Net earnings (loss)	$(1,814)	$(15,821)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	4,946	5,621
Provision for deferred income taxes	380	(10,281)
Asset impairments and other non-cash expenses	239	435
Loss on disposal of assets	96	99
Investment partnership (gains) losses	(3,495)	24,968
Distributions from investment partnerships	5,200	5,015
Changes in receivables and inventories	3,861	5,202
Changes in other assets	1,121	(114)
Changes in accounts payable and accrued expenses	(19,979)	(5,261)
Net cash provided by (used in) operating activities	(9,445)	9,863
Investing activities
Capital expenditures	(2,452)	(1,990)
Proceeds from property and equipment disposals	1,524	50
Purchases of investments	(18,340)	(16,945)
Redemptions of fixed maturity securities	17,492	18,653
Net cash used in investing activities	(1,776)	(232)
Financing activities
Payments on revolving credit facility	(39)	(20)
Principal payments on long-term debt	(550)	(15,550)
Principal payments on direct financing lease obligations	(1,400)	(1,356)
Proceeds from exercise of stock options	42	30
Net cash used in financing activities	(1,947)	(16,896)
Effect of exchange rate changes on cash	35	17
Decrease in cash, cash equivalents and restricted cash	(13,133)	(7,248)
Cash, cash equivalents and restricted cash at beginning of year	67,230	75,833
Cash, cash equivalents and restricted cash at end of first quarter	$54,097	$68,585

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2017	$1,071	$382,014	$565,504	$(1,404)	$(375,857)	$571,328
Net earnings (loss)			(1,814)			(1,814)
Adoption of accounting standards			90			90
Other comprehensive income, net				438		438
Adjustment to treasury stock for holdings in investment partnerships					(18,377)	(18,377)
Exercise of stock options		(39)			81	42
Balance at March 31, 2018	$1,071	$381,975	$563,780	$(966)	$(394,153)	$551,707

Balance at December 31, 2016	$1,071	$381,906	$515,433	$(3,584)	$(362,886)	$531,940
Net earnings (loss)			(15,821)			(15,821)
Other comprehensive income, net				309		309
Adjustment to treasury stock for holdings in investment partnerships		116			(1,600)	(1,484)
Exercise of stock options		(8)			38	30
Balance at March 31, 2017	$1,071	$382,014	$499,612	$(3,275)	$(364,448)	$514,974

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(dollars in thousands, except share and per share data)

Note 1. Summary of Significant Accounting Policies

Description of Business

The accompanying unaudited consolidated financial statements of Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal recurring adjustments. The results for the interim periods shown are not necessarily indicative of results for the entire fiscal year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.

Biglari Holdings is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of the Company. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. As of March 31, 2018, Mr. Biglari’s beneficial ownership of the Company’s outstanding common stock was approximately 54.8%.

On March 5, 2018, the Company entered into an agreement with NBHSA Inc. (“New BH”), a direct, wholly owned subsidiary of the Company, and BH Merger Company (“Merger Sub”), a wholly owned subsidiary of New BH. Pursuant to the agreement, on April 30, 2018, Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of New BH. Upon completion of the merger, New BH changed its name to “Biglari Holdings Inc.” and replaced the Company as the publicly held corporation through which our collection of businesses is conducted.

New BH has two classes of common stock designated Class A common stock and Class B common stock. A share of Class B common stock has economic rights equivalent to 1/5th of a share of Class A common stock; however, Class B common stock has no voting rights.

As a result of the April 30, 2018 transaction, the current shareholders of the Company became shareholders of New BH and received, for every ten (10) shares of common stock of the Company they owned on April 30, 2018, (i) ten (10) shares of Class B common stock of New BH and (ii) one (1) share of Class A common stock of New BH. In other words, shareholders received for a share of common stock of the Company (i) one (1) share of Class B common stock of New BH and (ii) 1/10th of one share of Class A common stock of New BH.

Starting on May 1, 2018, the shares of New BH Class A common stock trade on the New York Stock Exchange (“NYSE”) under the ticker symbol “BH.A,” whereas the New BH Class B common stock trades on the NYSE under the ticker symbol “BH,” which is the former ticker symbol for the Company’s common stock.

For accounting purposes, the April 30, 2018 transaction will be treated as a merger of entities under common control. Accordingly, the consolidated financial position and results of operations of the Company will be included in the consolidated financial statements of New BH on the same basis as currently presented, except for earnings per share which is impacted by the issuance of the new common shares. The Company has applied the “two-class method” of computing earnings per share as prescribed in ASC 260, “Earnings Per Share.”

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Steak n Shake Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western”), Maxim Inc. (“Maxim”) and First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”).  Intercompany accounts and transactions have been eliminated in consolidation.

Index

Note 2. New Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 provides for the elimination of Step 2 from the goodwill impairment test. If impairment charges are recognized, the amount recorded will be the amount by which the carrying amount exceeds the reporting unit’s fair value with certain limitations. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. The Company does not currently anticipate ASU 2017-04 will have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however ASU 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires a lessee to recognize lease assets and lease liabilities on the balance sheet, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this amended guidance will have on our consolidated balance sheet and results of operations. We anticipate the ASU will have a material impact on our balance sheet, but the ASU is non-cash in nature and will not affect our cash position.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The objective of the update is to reduce diversity in how certain transactions are classified in the statement of cash flows. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 did not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). On January 1, 2018, we adopted FASB accounting standards codification Topic 606 (“ASC 606”). In accordance with ASC 606, we changed certain characteristics of our revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Comparative prior periods have not been adjusted.

The following table summarizes the impact of the adoption of ASC 606 on revenues, operating expenses and net earnings for the three months ended March 31, 2018.

	As Reported	Adjustments for the Adoption of ASC 606	Amounts without the Adoption of ASC 606
Statements of Earnings
Revenues
Restaurant operations
Net sales	$185,571	$—	$185,571
Franchise royalties and fees	7,102	2,369	4,733
Other	1,261	279	982
Selling, general and administrative	32,650	2,522	30,128
Earnings (loss) before income taxes	(2,611)	126	(2,737)
Income tax expense (benefit)	(797)	31	(828)
Net earnings (loss)	(1,814)	95	(1,909)

The impact of ASC 606 on the Company’s balance sheet as of March 31, 2018 was not material. The cumulative change in retained earnings as of January 1, 2018 was $90. Upon adoption of ASC 606, the Company changed its restaurant operations accounting policies for the recognition of franchise fees, recording of advertising arrangements, and recognition of gift card revenue. See additional revenue disclosures in Note 8 Restaurant Operations Revenues. The adoption of ASC 606 did not have any significant impact on our insurance or media businesses.

Index

Note 3. Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The shares of Company stock attributable to our limited partner interest in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, the “investment partnerships”) — based on our proportional ownership during this period — are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted average common shares outstanding. However, these shares are legally outstanding.

On September 16, 2017, The Lion Fund II, L.P. entered into a Rule 10b5-1 trading plan to purchase up to an aggregate of 110,000 shares of Biglari Holdings common stock at prevailing market prices. During the first quarter of 2018, 45,302 shares were purchased. All of the shares to be purchased under the trading plan remain legally outstanding.

On April 30, 2018 the Company’s shareholders exchanged their shares of Company common stock for dual common stock – Class A common stock and Class B common stock. The following table presents shares authorized, issued and outstanding on March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Common stock authorized	2,500,000	2,500,000

Common stock issued	2,142,202	2,142,202
Treasury stock held by the Company	(73,667)	(74,589)
Outstanding shares	2,068,535	2,067,613

The issuance of dual class common stock on April 30, 2018 is applied on a retrospective basis for the calculation of earnings per share. Accordingly, earnings per share for the first quarters of 2018 and 2017 are impacted by the issuance of the new common shares. The Company has applied the “two-class method” of computing earnings per share as prescribed in ASC 260, “Earnings Per Share.”

As of March 31, 2018, the total outstanding shares of the Company were 2,068,535. The calculation of earnings per share reflects an exchange of 2,068,535 outstanding shares of the Company for 206,854 shares of New BH Class A common stock and 2,068,535 shares of New BH Class B common stock. On an equivalent Class A common stock basis, there were 620,592 shares outstanding as of March 31, 2018 and 620,284 shares outstanding as of December 31, 2017.

For financial reporting purposes, the proportional ownership of the Company’s common stock owned by the investment partnerships is excluded in the earnings per share calculation. After giving effect for the investment partnerships’ proportional ownership of New BH’s common stock, the equivalent Class A weighted average common shares during the first quarter of 2018 and 2017 were 352,191 and 370,344, respectively.

Each Class A common share is entitled to one vote. Class B common stock possesses economic rights equal to one-fifth (1/5th) of such rights of Class A common stock; however, Class B common stock has no voting rights.

Note 4. Investments

Investments consisted of the following.

	March 31, 2018	December 31, 2017
Cost	$24,099	$23,216
Gross unrealized gains	58	73
Fair value	$24,157	$23,289

Investments in equity securities and a related put option of $4,463 are included in other current assets as of March 31, 2018 and in other assets as of December 31, 2017. The investments are recorded at fair value.

Index

Note 5. Investment Partnerships

The Company reports on the limited partnership interests in investment partnerships under the equity method of accounting. We record our proportional share of equity in the investment partnerships but exclude Company common stock held by said partnerships. The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock even though they are legally outstanding. The Company records gains/losses from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the consolidated statements of earnings based on our carrying value of these partnerships. The fair value is calculated net of the general partner’s accrued incentive fees. Gains and losses on Company common stock included in the earnings of these partnerships are eliminated because they are recorded as treasury stock.

The fair value and adjustment for Company common stock held by the investment partnerships to determine carrying value of our partnership interest is presented below.

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2017	$925,279	$359,258	$566,021
Investment partnership gains (losses)	(1,850)	(5,345)	3,495
Contributions (net of distributions) to investment partnerships	(5,200)		(5,200)
Increase in proportionate share of Company stock held		18,377	(18,377)
Partnership interest at March 31, 2018	$918,229	$372,290	$545,939

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2016	$972,707	$395,070	$577,637
Investment partnership gains (losses)	(59,517)	(34,549)	(24,968)
Contributions (net of distributions) to investment partnerships	(5,015)		(5,015)
Increase in proportionate share of Company stock held		1,484	(1,484)
Partnership interest at March 31, 2017	$908,175	$362,005	$546,170

The carrying value of the investment partnerships net of deferred taxes is presented below.

	March 31, 2018	December 31, 2017
Carrying value of investment partnerships	$545,939	$566,021
Deferred tax liability related to investment partnerships	(96,327)	(95,309)
Carrying value of investment partnerships net of deferred taxes	$449,612	$470,712

The Company’s proportionate share of Company stock held by investment partnerships at cost is $373,316 and $354,939 at March 31, 2018 and December 31, 2017, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock. Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains (losses) from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	First Quarter
	2018	2017
Gains (losses) on investment partnership	$3,495	$(24,968)
Tax expense (benefit)	420	(9,761)
Contribution to net earnings (loss)	$3,075	$(15,207)

Index

On December 31 of each year, the general partner of the investment partnerships, Biglari Capital Corp. (“Biglari Capital”), will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. The Company did not accrue an incentive fee during the first quarter of 2018 or 2017. Our investments in these partnerships are committed on a rolling 5-year basis. Biglari Capital is an entity solely owned by Mr. Biglari.

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of March 31, 2018	$198,286	$1,057,316
Total liabilities as of March 31, 2018	$1,481	$200,831
Revenue for the first quarter ended March 31, 2018	$(4,135)	$3,069
Earnings (loss) for the first quarter ended March 31, 2018	$(4,151)	$922
Biglari Holdings’ ownership interest as of March 31, 2018	65.1%	92.3%

Total assets as of December 31, 2017	$203,560	$1,060,737
Total liabilities as of December 31, 2017	$157	$199,974
Revenue for the first quarter ended March 31, 2017	$(15,696)	$(52,652)
Earnings (loss) for the first quarter ended March 31, 2017	$(15,716)	$(53,514)
Biglari Holdings’ ownership interest as of March 31, 2017	63.6%	92.5%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Note 6. Property and Equipment

Property and equipment is composed of the following.

	March 31, 2018	December 31, 2017
Land	$156,176	$156,506
Buildings	151,669	152,610
Land and leasehold improvements	162,518	162,652
Equipment	200,240	203,145
Construction in progress	1,797	1,782
	672,400	676,695
Less accumulated depreciation and amortization	(380,775)	(380,895)
Property and equipment, net	$291,625	$295,800

Note 7. Goodwill and Other Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2017	$28,168	$11,913	$40,081
Change in foreign exchange rates during first quarter 2018	18	—	18
Goodwill at March 31, 2018	$28,186	$11,913	$40,099

Index

We are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we test for potential impairment using a two-step approach. The first is the estimation of fair value of each reporting unit. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value.

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in the first three months of 2018 or 2017.

Other Intangible Assets

Other intangible assets are composed of the following.

	March 31, 2018			December 31, 2017
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(4,248)	$1,062	$5,310	$(4,116)	$1,194
Other	810	(751)	59	810	(743)	67
Total	6,120	(4,999)	1,121	6,120	(4,859)	1,261
Intangible assets with indefinite lives:
Trade names	15,876	—	15,876	15,876	—	15,876
Other assets with indefinite lives	9,678	—	9,678	9,427	—	9,427
Total intangible assets	$31,674	$(4,999)	$26,675	$31,423	$(4,859)	$26,564

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for each of the first quarters of 2018 and 2017 was $140 and $142, respectively. The Company’s intangible assets with definite lives will fully amortize in 2020. Total annual amortization expense for 2019 is expected to be approximately $500.

Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	First Quarter
	2018	2017
Net sales	$185,571	$189,051
Franchise royalties and fees	7,102	5,556
Other	1,261	1,087
	$193,934	$195,694

The Company’s accounting policies and practices related to restaurant operations revenues consist of the following under ASC 606.

Index

Net sales

Net sales were comprised of retail sales of food through Company-owned stores. Company-owned store revenues are recognized when control of the food items are transferred to our customers at the point of sale. Sales taxes related to these sales are collected from customers and remitted to the appropriate taxing authority and are not reflected in the Company’s consolidated statements of income as revenue.

Franchise royalties and fees

Franchise royalties and fees are comprised of royalties and fees from Steak n Shake and Western Sizzlin franchisees. Royalty revenues are based on a percentage of franchise sales and are recognized when the retail food items are purchased by franchise customers. Initial franchise fees received are deferred when amounts are received and recognized as revenue on a straight-line basis over the term of each respective franchise agreement, which is typically 20 years. This represents a change in methodology for we have historically recognized initial franchise fees upon the opening of a franchise restaurant.

During the quarter ended March 31, 2018, restaurant operations recognized $369 in revenue related to initial franchise fees. As of March 31, 2018 and January 1, 2018, restaurant operations had deferred revenue related to franchise fees of $10,818 and $10,581, respectively. Restaurant operations expects to recognize approximately $450 of deferred revenue balance during the remainder of 2018, approximately $600 in 2019 and the balance in the years 2020 through 2037.

Our advertising arrangements with franchisees are reported in franchise royalties and fees. This represents a change in methodology as we have historically reported advertising funds from the franchisees as an offset to marketing expense in our consolidated statement of earnings.

During the quarter ended March 31, 2018, restaurant operations recognized $2,437 in revenue related to franchise advertising fees. As of March 31, 2018 and January 1, 2018, restaurant operations had deferred revenue related to franchisee advertising fees of $2,065 and $2,064, respectively. Restaurant operations expect to recognize approximately $900 of deferred revenue balance during the remainder of 2018 and the balance in 2019.

Gift card revenue

Restaurant operations sells gift cards to customers which can be redeemed for retail food sales within our stores. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as net sales upon redemption. Restaurant operations estimates breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as other revenue in proportion to the rate of gift card redemptions by vintage. This represents a change in the methodology used to estimate breakage as we have historically recognized breakage for the portion of the gift card balances that remained outstanding following 48 months of issuance.

For the quarter ended March 31, 2018, restaurant operations recognized $9,287 of revenue from gift card redemptions. As of March 31, 2018 and January 1, 2018, restaurant operations had deferred revenue related to unredeemed gift cards of $14,993 and $20,968, respectively. The Company expects to recognize approximately $8,700 of deferred revenue balance during the remainder of 2018, approximately $4,200 in 2019, and the balance in the years 2020 through 2022.

Index

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following.

	March 31, 2018	December 31, 2017
Accounts payable	$36,342	$40,616
Gift card liability	14,993	27,436
Salaries, wages, and vacation	9,389	22,875
Taxes payable	11,786	10,571
Workers' compensation and other self-insurance accruals	7,915	9,047
Deferred revenue	17,744	9,522
Other	8,539	8,677
Accounts payable and accrued expenses	$106,708	$128,744

Note 10. Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	March 31, 2018	December 31, 2017
Notes payable	$2,200	$2,200
Unamortized original issue discount	(324)	(321)
Unamortized debt issuance costs	(591)	(585)
Obligations under leases	5,103	5,279
Western revolver	136	175
Total current portion of notes payable and other borrowings	$6,524	$6,748

Long-term notes payable and other borrowings
Notes payable	$183,148	$183,698
Unamortized original issue discount	(690)	(772)
Unamortized debt issuance costs	(1,255)	(1,405)
Obligations under leases	73,785	75,473
Total long-term notes payable and other borrowings	$254,988	$256,994

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000 and a senior secured revolving credit facility in an aggregate principal amount of up to $30,000. On October 27, 2017, Steak n Shake determined to end the use of its senior secured revolving credit facility. In 2017, Steak n Shake deposited $8,628 to satisfy required collateral for casualty insurance previously collateralized by letters of credit issued through the revolving credit facility. The deposits are recorded in other assets as restricted cash in the consolidated balance sheets.

The term loan is scheduled to mature on March 19, 2021. It amortizes at an annual rate of 1.0% in equal quarterly installments, beginning June 30, 2014, at 0.25% of the original principal amount of the term loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement. The balance will be due at maturity.

Index

Steak n Shake has the right to request an incremental term loan facility from participating lenders and/or eligible assignees at any time, up to an aggregate total principal amount not to exceed $70,000 if certain customary conditions within the credit agreement are met.

The interest rate on the term loan was 5.40% as of March 31, 2018.

The credit agreement includes customary affirmative and negative covenants and events of default. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of March 31, 2018, $185,348 was outstanding under the term loan.

Western Revolver

As of March 31, 2018, Western has $136 due June 13, 2018.

Fair Value of Debt

The fair value of long-term debt, excluding capitalized lease obligations, was approximately $165,000 at March 31, 2018. The fair value of our debt was estimated based on quoted market prices. The fair value was determined to be a Level 3 fair value measurement.

Note 11. Accumulated Other Comprehensive Income

During the first quarters of 2018 and 2017, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)
Beginning Balance	$(1,462)	$58	$(1,404)	$(3,447)	$(137)	$(3,584)
Other comprehensive income (loss) before reclassifications	—	—	—	—	124	124
Reclassification to (earnings) loss	—	(58)	(58)	—	—	—
Foreign currency translation	496		496	185		185
Ending Balance	$(966)	$—	$(966)	$(3,262)	$(13)	$(3,275)

Reclassifications made from accumulated other comprehensive income to the consolidated statement of earnings during the first quarter of 2018 was $58; there were no reclassifications from accumulated other comprehensive income to earnings during the first quarter of 2017.

Note 12. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates. Unusual or infrequently occurring items are separately recognized during the quarter in which they occur.

Income tax benefit for the first quarter of 2018 was $797 compared to $9,776 for the first quarter of 2017. The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The U.S. corporate federal statutory income tax rate was reduced from 35.0% to 21.0% for tax years beginning in 2018. The variance in income taxes between 2018 and 2017 is attributable to the reduced corporate tax rate and taxes on income and losses generated by the investment partnerships.

As of March 31, 2018 and December 31, 2017, we had approximately $363 and $357, respectively, of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

Index

Note 13. Commitments and Contingencies

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

On January 29, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. The shareholder generally alleges claims for breach of fiduciary duty by the individual defendants and unjust enrichment to Mr. Biglari as a result of the agreement with NBHSA Inc. and the issuance of dual class common stock. The shareholder seeks, for himself and on behalf of all other shareholders as a class (other than the individual defendants and those related to or affiliated with them), to seek a declaration that the defendants breached their duty to the shareholder and the class and that Mr. Biglari would be unjustly enriched, and to recover unspecified damages, pre-judgment and post-judgment interest, and an award of their attorneys’ fees and other costs.

On March 26, 2018, a second shareholder of the Company filed a purported class action complaint against the Company, the members of our Board of Directors, New BH, and Merger Sub in the Superior Court of Hamilton County, Indiana. This shareholder generally alleges claims of breach of fiduciary duty by the members of our Board of Directors. This shareholder sought to enjoin the shareholder vote on April 28, 2018 to approve the agreement with NBHSA Inc. and the issuance of dual class common stock. On April 16, 2018, the shareholder withdrew his motion to enjoin the special meeting.

The Company believes the claims in each case are without merit and intends to defend these cases vigorously.

Note 14. Fair Value of Financial Assets

The fair values of substantially all of our financial instruments were measured using market or income approaches. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, the fair values presented are not necessarily indicative of the amounts that could be realized in an actual current market exchange. The use of alternative market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

The hierarchy for measuring fair value consists of Levels 1 through 3, which are described below.

  Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.
  Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Pricing evaluations generally reflect discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, estimated durations and yields for other instruments of the issuer or entities in the same industry sector.
  Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities and we may be unable to corroborate the related observable inputs. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities.

The following methods and assumptions were used to determine the fair value of each class of the following assets recorded at fair value in the consolidated balance sheet:

Cash equivalents: Cash equivalents primarily consist of money market funds which are classified within Level 1 of the fair value hierarchy.

Equity securities: The Company’s investments in equity securities are classified within Level 1 of the fair value hierarchy.

Bonds: The Company’s investments in bonds are classified within Level 2 of the fair value hierarchy.

Index

Non-qualified deferred compensation plan investments: The assets of the non-qualified plan are set up in a rabbi trust. They represent mutual funds and are classified within Level 1 of the fair value hierarchy.

Derivative instruments: Options related to equity securities are marked to market each reporting period and are classified within Level 2 of the fair value hierarchy.

As of March 31, 2018 and December 31, 2017, the fair values of financial assets were as follows.

	March 31, 2018				December 31, 2017

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,997	$—	$—	$4,997	$5,785	$—	$—	$5,785
Equity securities: Consumer goods	2,290	—	—	2,290	2,445	—	—	2,445
Bonds	—	26,767	—	26,767	—	25,901	—	25,901
Options on equity securities	—	2,173	—	2,173	—	2,018	—	2,018
Non-qualified deferred compensation plan investments	3,277	—	—	3,277	3,459	—	—	3,459
Total assets at fair value	$10,564	$28,940	$—	$39,504	$11,689	$27,919	$—	$39,608

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 15. Related Party Transactions

Services Agreement

On September 15, 2017, the Company entered into a services agreement with Biglari Enterprises LLC and Biglari Capital (collectively, the “Biglari Entities”). The Biglari Entities are owned by Mr. Biglari. The services agreement replaces the shared services agreement between the Company and Biglari Capital dated July 1, 2013. The services agreement was executed in connection with a review of the relationships and transactions between the Company and Biglari Capital. After careful consideration, including an assessment by a public accounting firm of administrative-related costs incurred by the Company in connection with its investments, the Company’s Governance, Compensation and Nominating Committee, comprised solely of independent board members, approved the services agreement. Under the terms of the services agreement, the Company will no longer provide business and administrative-related services to Biglari Capital. Instead, the Biglari Entities will assume the responsibility to provide the services and the Company will pay a fixed fee to the Biglari Entities.

The services agreement has a five-year term, effective on October 1, 2017. The fixed fee is $700 per month for the first year with adjustments in years two through five. The services agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital by the Company.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
As of March 31, 2018, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $918,229.

Distributions from The Lion Fund II, L.P. were $5,200 and $5,015 during the first quarters of 2018 and 2017, respectively.

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high water mark. Our policy is to accrue an estimated incentive fee throughout the year. The Company did not accrue incentive fees for Biglari Capital during the first quarters of 2018 and 2017.

Index

Incentive Agreement Amendment

During 2013, Biglari Holdings and Mr. Biglari entered into an amendment to the Incentive Agreement to exclude earnings by the investment partnerships from the calculation of Mr. Biglari’s incentive bonus. Under the Amended and Restated Incentive Agreement Mr. Biglari would receive a payment of approximately $13,000 if an event occurred entitling him to a severance payment.

License Agreement

On January 11, 2013, the Company entered into a Trademark License Agreement (the “License Agreement”) with Mr. Biglari. The License Agreement was unanimously approved by the Governance, Nominating and Compensation Committee (comprised of independent members of the Company’s Board of Directors). In addition, the license under the License Agreement is provided on a royalty-free basis in the absence of specified extraordinary events described below. Accordingly, the Company and its subsidiaries have paid no royalties to Mr. Biglari under the License Agreement since its inception.

Under the License Agreement, Mr. Biglari granted to the Company an exclusive license to use the Biglari and Biglari Holdings names (the “Licensed Marks”) in association with various products and services (collectively the “Products and Services”). Upon (a) the expiration of twenty years from the date of the License Agreement (subject to extension as provided in the License Agreement), (b) Mr. Biglari’s death, (c) the termination of Mr. Biglari’s employment by the Company for Cause (as defined in the License Agreement), or (d) Mr. Biglari’s resignation from his employment with the Company absent an Involuntary Termination Event (as defined in the License Agreement), the Licensed Marks for the Products and Services will transfer from Mr. Biglari to the Company, without any compensation, if the Company is continuing to use the Licensed Marks in the ordinary course of its business. Otherwise, the rights will revert to Mr. Biglari.

If (i) a Change of Control (as defined in the License Agreement) of the Company; (ii) the termination of Mr. Biglari’s employment by the Company without Cause; or (iii) Mr. Biglari’s resignation from his employment with the Company due to an Involuntary Termination Event (each, a “Triggering Event”) were to occur, Mr. Biglari would be entitled to receive a 2.5% royalty on “Revenues” with respect to the “Royalty Period.” The royalty payment to Mr. Biglari would not apply to all revenues received by Biglari Holdings and its subsidiaries nor would it apply retrospectively (i.e., to revenues received with respect to the period prior to the Triggering Event). The royalty would apply to revenues recorded by the Company on an accrual basis under GAAP, solely with respect to the defined period of time after the Triggering Event equal to the Royalty Period, from a covered Product, Service or business that (1) has used the Biglari Holdings or Biglari name at any time during the term of the License Agreement, whether prior to or after a Triggering Event, or (2) the Company has specifically identified, prior to a Triggering Event, will use the name Biglari or Biglari Holdings.

“Revenues” means all revenues received, on an accrual basis under GAAP, by the Company, its subsidiaries and affiliates from the following: (1) all Products and Services covered by the License Agreement bearing or associated with the names Biglari and Biglari Holdings at any time (whether prior to or after a Triggering Event). This category would include, without limitation, the use of Biglari or Biglari Holdings in the public name of a business providing any covered Product or Service; and (2) all covered Products, Services and businesses that the Company has specifically identified, prior to a Triggering Event, will bear, use or be associated with the name Biglari or Biglari Holdings.

The Governance, Nominating and Compensation Committee unanimously approved the association of the Biglari name and mark with all of Steak n Shake’s restaurants (including Company operated and franchised locations), products and brands. On May 14, 2013, the Company, Steak n Shake, LLC and Steak n Shake Enterprises, Inc. entered into a Trademark Sublicense Agreement in connection therewith. Accordingly, revenues received by the Company, its subsidiaries and affiliates from Steak n Shake’s restaurants, products and brands would come within the definition of Revenues for purposes of the License Agreement.

Index

The “Royalty Period” is a defined period of time, after the Triggering Event, calculated as follows: (i) if, following three months after a Triggering Event, the Company or any of its subsidiaries or affiliates continues to use the Biglari or Biglari Holdings name in connection with any covered product or service, or continues to use Biglari as part of its corporate or public company name, then the Royalty Period will equal (a) the period of time during which the Company or any of its subsidiaries or affiliates continues any such use, plus (b) a period of time after the Company, its subsidiaries and affiliates have ceased all uses of the names Biglari and Biglari Holdings equal to the length of the term of the License Agreement prior to the Triggering Event, plus three years. As an example, if a Triggering Event occurs five years after the date of the License Agreement, and the Company ceases all uses of the Biglari and Biglari Holdings names two years after the Triggering Event, the Royalty Period will equal a total of ten years (the sum of two years after the Triggering Event during which the Biglari and Biglari Holdings names are being used, plus a period of time equal to the five years prior to the Triggering Event, plus three years); or (ii) if the Company, its subsidiaries and affiliates cease all uses of the Biglari and Biglari Holdings names within three months after a Triggering Event, then the Royalty Period will equal the length of the term of the License Agreement prior to the Triggering Event, plus three years. As an example, if a Triggering Event occurs five years after the date of the License Agreement, and the Company ceases all uses of the Biglari and Biglari Holdings names two months after the Triggering Event, the Royalty Period will equal a total of eight years (the sum of the period of time equal to the five years prior to the Triggering Event, plus three years). Notwithstanding the above methods of determining the Royalty Period, the minimum Royalty Period is five years after a Triggering Event.

The actual amount of royalties paid to Mr. Biglari following the occurrence of a Triggering Event (as defined in the License Agreement) would depend on the Company’s revenues during the applicable period following the Triggering Event, and, therefore, depends on material assumptions and estimates regarding future operations and revenues. Assuming for purposes of illustration a Triggering Event occurred on December 31, 2017, using revenue from 2017 as an estimate of future revenue and calculated according to terms of the License Agreement, Mr. Biglari would receive approximately $20,000 in royalty payments annually. At a minimum, the royalties would be earned on revenue generated from January 1, 2018 through December 21, 2024. Royalty payments beyond the minimum period would be subject to the licensee's continued use of the licensed marks.

Index

Note 16. Business Segment Reporting

Our reportable business segments are organized in a manner that reflects how management views those business activities. Our restaurant operations includes Steak n Shake and Western. The Company also reports segment information for First Guard and Maxim. Other business activities not specifically identified with reportable business segments are presented in “other” within total operating businesses. We report our earnings from investment partnerships separate from our corporate expenses. We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are neither necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations. The tabular information that follows shows data of our reportable segments reconciled to amounts reflected in the consolidated financial statements.

Revenue and earnings (losses) before income taxes for the first quarters of 2018 and 2017 were as follows.

	Revenue
	First Quarter
	2018	2017
Operating Businesses:
Restaurant Operations:
Steak n Shake	$190,293	$192,690
Western	3,641	3,004
Total Restaurant Operations	193,934	195,694
First Guard	6,547	6,080
Maxim	1,744	1,619
	$202,225	$203,393

	Earnings (Losses) Before Income Taxes
	First Quarter
	2018	2017
Operating Businesses:
Restaurant Operations:
Steak n Shake	$(992)	$3,352
Western	374	450
Total Restaurant Operations	(618)	3,802
First Guard	510	969
Maxim	(217)	(324)
Other	139	148
Total Operating Businesses	(186)	4,595
Corporate and Investments:
Corporate	(3,166)	(2,400)
Investment partnership gains	3,495	(24,968)
Total Corporate and Investments	329	(27,368)
Interest expense on notes payable and other borrowings	(2,754)	(2,824)
	$(2,611)	$(25,597)

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands except per share data)

Overview

Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of the Company. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.

On March 5, 2018 the Company entered into an agreement with NBHSA Inc. (“New BH”), a direct, wholly owned subsidiary of the Company, and BH Merger Company (“Merger Sub”), a wholly owned subsidiary of New BH. Pursuant to the agreement, on April 30, 2018, Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of New BH. Upon completion of the merger, New BH changed its name to “Biglari Holdings Inc.” and replaced the Company as the publicly held corporation through which our collection of businesses is conducted.

New BH has two classes of common stock designated Class A common stock and Class B common stock. A share of Class B common stock has economic rights equivalent to 1/5th of a share of Class A common stock, however, Class B common stock has no voting rights.

As a result of the April 30, 2018 transaction, the current shareholders of the Company became shareholders of New BH and received, for every ten (10) shares of common stock of the Company they owned on April 30, 2018, (i) ten (10) shares of Class B common stock of New BH and (ii) one (1) share of Class A common stock of New BH. In other words, shareholders received for a share of common stock of the Company (i) one (1) share of Class B common stock of New BH and (ii) 1/10th of one share of Class A common stock of New BH.

Starting on May 1, 2018, the shares of New BH Class A common stock trade on the New York Stock Exchange (“NYSE”) under the ticker symbol “BH.A,” whereas the New BH Class B common stock trade on the NYSE under the ticker symbol “BH,” which is the former ticker symbol for the Company’s common stock.

Net earnings (loss) attributable to Biglari Holdings shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	First Quarter
	2018	2017
Operating businesses:
Restaurant	$(456)	$2,497
Insurance	394	626
Media	(168)	(208)
Other	102	90
Total operating businesses	(128)	3,005
Corporate	(2,695)	(1,868)
Investment partnership gains (losses)	3,075	(15,207)
Interest expense on notes payable and other borrowings	(2,066)	(1,751)
	$(1,814)	$(15,821)

Index

Our restaurant businesses include Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”). As of March 31, 2018, Steak n Shake comprised 415 company-operated restaurants and 201 franchised units. Western comprised 4 company-operated restaurants and 58 franchised units.

Our insurance business is composed of First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”). First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.

Our media business is composed of Maxim Inc. (“Maxim”). Maxim’s business lies principally in media and licensing.

Restaurants

Steak n Shake and Western comprise 678 company-operated and franchised restaurants as of March 31, 2018.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company-operated	Franchised	Total
Total stores as of December 31, 2017	415	200	4	58	677
Net restaurants opened (closed)	—	1	—	—	1
Total stores as of March 31, 2018	415	201	4	58	678

Total stores as of December 31, 2016	417	173	3	64	657
Net restaurants opened (closed)	—	9	—	(2)	7
Total stores as of March 31, 2017	417	182	3	62	664

Index

Earnings of our restaurant operations are summarized below.

	First Quarter
	2018		2017
Revenue
Net sales	$185,571		$189,051
Franchise royalties and fees	7,102		5,556
Other revenue	1,261		1,087
Total revenue	193,934		195,694

Restaurant cost of sales
Cost of food	55,928	30.1%	54,401	28.8%
Restaurant operating costs	97,815	52.7%	98,347	52.0%
Rent	4,607	2.5%	4,550	2.4%
Total cost of sales	158,350		157,298

Selling, general and administrative
General and administrative	15,087	7.8%	13,952	7.1%
Marketing	13,593	7.0%	12,435	6.4%
Other expenses	552	0.3%	678	0.3%
Total selling, general and administrative	29,232	15.1%	27,065	13.8%

Depreciation and amortization	4,784	2.5%	5,249	2.7%

Interest on obligations under leases	2,186		2,280

Earnings (loss) before income taxes	(618)		3,802

Income tax expense (benefit)	(162)		1,305

Contribution to net earnings	$(456)		$2,497

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.

General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Net sales during the first quarter of 2018 were $185,571, representing a decrease of $3,480 over the first quarter of 2017. The decreased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales, which decreased 1.7% whereas customer traffic decreased 7.2% during the first quarter. The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period.

In the first quarter of 2018 franchise royalties and fees increased $1,546 or 27.8% compared to those in 2017.  The adoption of the new accounting guidance increased franchise fees and royalties by $2,369. The first quarter of 2017 included $987 in international decommitment fees. Steak n Shake opened eight franchise units and closed seven franchise units during the first quarter of 2018. There were 201 Steak n Shake franchise units as of March 31, 2018 compared to 182 franchise units as of March 31, 2017.

Cost of food in the first quarter of 2018 was $55,928 or 30.1% of net sales compared to the first quarter in 2017 of $54,401 or 28.8% of net sales. The increase during 2018 was attributable to increased costs primarily related to bacon, cheese and beef.

Restaurant operating costs during the first quarter of 2018 were $97,815 or 52.7% of net sales compared to $98,347 or 52.0% of net sales in 2017. The increase in costs as a percentage of net sales during the first quarter of 2018 compared to 2017 was principally due to higher wages and benefits.

Index

General and administrative expenses during the first quarter of 2018 were $15,087 or 7.8% of total revenues compared to expenses in the first quarter of 2017, which were $13,952 or 7.1% of total revenues. The increase in general and administrative expenses during the first quarter of 2018 compared to 2017 was principally tied to higher recruiting expenses.

Marketing expenses during the first quarter of 2018 were $13,593 or 7.0% of total revenues compared to expenses in the first quarter of 2017, which were $12,435 or 6.4% of total revenues. The increase in marketing expenses during the first quarter of 2018 compared to 2017 was principally due to the adoption of the new accounting guidance. The new ASC 606 accounting guidance requires the Company to expense franchise ad funds and recognize franchise fees as revenue instead of marketing expenses.

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers. Earnings of our insurance business are summarized below.

	First Quarter
	2018	2017
Premiums written	$6,328	$5,907

Insurance losses	4,360	3,762
Underwriting expenses	1,568	1,258
Pre-tax underwriting gain	400	887
Other income and expenses
Investment income and commissions	219	173
Other expense	(109)	(91)
Total other income	110	82
Earnings before income taxes	510	969
Income tax expense	116	343
Contribution to net earnings	$394	$626

First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone.  First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

Premiums written during the first quarter of 2018 were $6,328, an increase of $421 or 7.1% compared to 2017. Pre-tax underwriting gain was $400 in the first quarter of 2018 compared to $887 in the first quarter of 2017.

Insurance premiums and other on the statement of earnings includes premiums written, investment income and commissions. In the preceding table, commissions are included in other income.

Index

Media

Maxim’s business lies principally in media and licensing. Earnings of our media operations are summarized below.

	First Quarter
	2018	2017
Revenue	$1,744	$1,619

Media cost of sales	1,517	1,493
General and administrative expenses	436	437
Depreciation and amortization	8	13
Earnings (loss) before income taxes	(217)	(324)
Income tax expense (benefit)	(49)	(116)
Contribution to net earnings	$(168)	$(208)

We acquired Maxim in 2014 with the idea of transforming its business model. The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.

We have taken the risk on the belief that the probability for gain in value more than justifies the risk of loss.

Investment Partnership Gains (Losses)

Earnings (loss) from our investments in partnerships are summarized below.

	First Quarter
	2018	2017
Investment partnership gains (losses)	$3,495	$(24,968)
Tax expense (benefit)	420	(9,761)
Contribution to net earnings	$3,075	$(15,207)

The Company recorded after-tax gains from investment partnerships of $3,075 during the first quarter of 2018 and after-tax losses of $15,207 during the first quarter of 2017. The volatility of the gains and losses during the various periods is attributable to changes in market values of investments held by the investment partnerships. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

The investment partnerships hold the Company’s common stock as investments. The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock even though these shares are legally outstanding. Gains and losses on Company common stock included in the earnings of the partnerships are eliminated.

Index

Interest Expense

The Company’s interest expense is summarized below.

	First Quarter
	2018	2017
Interest expense on notes payable and other borrowings	$2,754	$2,824
Tax benefit	688	1,073
Interest expense net of tax	$2,066	$1,751

Interest expense during the first quarter of 2018 was $2,754 compared to $2,824 for the first quarter of 2017. The outstanding balance on Steak n Shake’s credit facility on March 31, 2018 was $185,348 compared to $187,548 on March 31, 2017. The interest rate was 5.40% as of March 31, 2018.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and other companies. Corporate net losses during the first quarter of 2018 were $2,695 versus net losses of $1,868 during the first quarter of 2017. Legal and professional expenses associated with shareholder lawsuits and the implementation of dual class stock increased expenses during the first quarter of 2018 as compared to 2017.

Income Tax Expense

Income tax benefit for the first quarter of 2018 was $797 compared to $9,776 for the first quarter of 2017. The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The U.S. corporate federal statutory income tax rate was reduced from 35.0% to 21.0% for tax years beginning in 2018. The variance in income taxes between 2018 and 2017 is attributable to the reduced corporate tax rate and taxes on income and losses generated by the investment partnerships.

Financial Condition

Our consolidated shareholders’ equity on March 31, 2018 was $551,707, a decrease of $19,621 compared to the December 31, 2017 balance. The decrease during the first quarter of 2018 was primarily attributable to an increase in treasury stock. The increase in treasury stock was primarily a result of recording our proportionate interest in 45,302 shares of the Company’s stock purchased during the first quarter of 2018 by The Lion Fund II, L.P. under a Rule 10b5-1 trading plan. The shares purchased by the investment partnership are legally outstanding but under accounting convention the Company’s proportional ownership of the shares is reflected as treasury shares in the consolidated financial statements.

Consolidated cash and investments are summarized below.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$45,444	$58,577
Investments	28,620	27,752
Fair value of interest in investment partnerships	918,229	925,279
Total cash and investments	992,293	1,011,608
Less portion of Company stock held by investment partnerships	(372,290)	(359,258)
Carrying value of cash and investments on balance sheet	$620,003	$652,350

Index

Liquidity

Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	First Quarter
	2018	2017
Net cash provided by (used in) operating activities	$(9,445)	$9,863
Net cash used in investing activities	(1,776)	(232)
Net cash used in financing activities	(1,947)	(16,896)
Effect of exchange rate changes on cash	35	17
Decrease in cash, cash equivalents and restricted cash	$(13,133)	$(7,248)

Cash used in operating activities was $9,445 during the first quarter of 2018 compared to cash provided by operating activities of $9,863 during the first quarter of 2017. Net earnings adjusted for non-cash items decreased by $4,669 because of lower revenues and earnings. Cash used in working capital accounts increased $14,824 primarily due to the timing of the 2017 incentive fee payment of $7,353.

Net cash used in investing activities during the first quarter of 2018 of $1,776 was primarily due to capital expenditures of $2,452 and increases of fixed maturity securities (net of maturing securities) of $848 offset by proceeds from property and equipment disposals of $1,524. Net cash used in investing activities during the first quarter of 2017 of $232 was primarily due to capital expenditures of $1,990 offset by reductions of fixed maturity securities (net of purchases) of $1,708.

During the first quarter of 2018 and 2017 we incurred debt payments of $589 and $15,570, respectively. Debt obligations were reduced during 2017 because of additional principal payments on long-term debt.

We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, cash on hand, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000 and a senior secured revolving credit facility in an aggregate principal amount of up to $30,000. On October 27, 2017, Steak n Shake determined to end the use of its senior secured revolving credit facility. In 2017, Steak n Shake deposited $8,628 to satisfy required collateral for casualty insurance previously collateralized by letters of credit issued through the revolving credit facility. The deposits are recorded in other assets as restricted cash in the consolidated balance sheets.

The term loan is scheduled to mature on March 19, 2021. It amortizes at an annual rate of 1.0% in equal quarterly installments, beginning June 30, 2014, at 0.25% of the original principal amount of the term loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement. The balance will be due at maturity.

Steak n Shake has the right to request an incremental term loan facility from participating lenders and/or eligible assignees at any time, up to an aggregate total principal amount not to exceed $70,000 if certain customary conditions within the credit agreement are met.

The interest rate on the term loan was 5.40% as of March 31, 2018.

The credit agreement includes customary affirmative and negative covenants and events of default. As of March 31, 2018, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of March 31, 2018, $185,348 was outstanding under the term loan.

Western Revolver

As of March 31, 2018, Western has $136 due June 13, 2018.

Index

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our consolidated financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our consolidated financial statements will likely increase or decrease in the future as additional information becomes available. There have been no material changes to critical accounting policies previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 2, “New Accounting Standards” in the accompanying notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may,” and other similar terminology. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to, the risks and uncertainties described in Item 1A, Risk Factors of our annual report on Form 10-K. We undertake no obligation to publicly update or revise them, except as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our investments are conducted through investment partnerships which generally hold common stocks. We also hold marketable securities directly. Through investments in the investment partnerships we hold a concentrated position in the common stock of Cracker Barrel Old Country Store, Inc. A significant decline in the general stock market or in the prices of major investments may produce a large net loss and decrease in our consolidated shareholders’ equity. Decreases in values of equity investments can have a materially adverse effect on our earnings and on consolidated shareholders’ equity.

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $57,456 along with a corresponding change in shareholders’ equity of approximately 8%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. At March 31, 2018, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $1,400 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in the first quarters of 2018 and 2017.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	lEGAL PROCEEDINGS

Information in response to this Item is included in Note 13 to the Consolidated Financial Statements included in Part 1 Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.	Risk Factors

The following are material changes in the risk factors previously disclosed in the Company’s Form 10-K for 2017.

The Class B common stock may not be attractive as acquisition currency.

We may use shares of Class B common stock from time to time as consideration in connection with the acquisition of other companies. It is possible that companies that we are interested in acquiring will not agree to accept shares of Class B common stock because such shares of stock carry no voting rights or because of the then prevailing trading characteristics of such shares.

The trading price for Class A and Class B common stock will depend on a variety of factors.

The trading prices of shares of Class A common stock and Class B common stock will depend on many factors, including the future performance of Biglari Holdings, general market conditions, market activity in the Class A and Class B shares, the number of shares of each class outstanding, the relative rights between the two classes of stock, and other pertinent factors. Accordingly, we cannot predict the prices at which shares of Class A common stock and Class B common stock will trade.

The issuance of dual stock may negatively affect the decision of institutional investors to invest in the Company, and could have implications for the inclusion of shares of Class A common stock or Class B common stock in certain stock indices.

The issuance of dual class stock may negatively affect the decision by certain institutional investors to purchase or hold shares of the Company’s common stock. The holding of non-voting stock, such as the Class B common stock, may not be permitted by the investment policies of certain institutional investors or may be less attractive to the portfolio managers of certain institutional investors. Significant sales of shares of Class A and Class B common stock by investors who receive such shares as part of the recapitalization may occur if such investors are unwilling, unable or choose not to hold such shares. These sales could depress trading prices for our common stocks, particularly in the period immediately following the recapitalization. Some stock index providers have announced decisions to exclude companies with multi-class capital structures or limited public voting rights from their indices. There can be no assurance that either class of our stock will be listed in the indices.

Index

Potential changes in law or regulations may have a negative impact on our Class A and Class B common stock.

In prior years, bills have been introduced in Congress that, if enacted, would have prohibited the listing of common stock on a national securities exchange if such common stock was part of a class of securities that has no voting rights or carried disproportionate voting rights. Although these bills have not been acted upon by Congress, there can be no assurance that such a bill (or a modified version thereof) will not be introduced in Congress in the future. Legislation or other regulatory developments could make the shares of Class A common stock and Class B common stock ineligible for trading on the NYSE or other national securities exchanges. We are unable to predict whether any such legislation or regulatory proposals will be adopted or whether they will have such effect.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2017, The Lion Fund II, L.P. entered into a Rule 10b5-1 trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under the Rule 10b5-1 trading plan, a broker dealer will make periodic purchases of up to an aggregate of 110,000 shares of the Company’s common stock on behalf of The Lion Fund II, L.P. at prevailing market prices, subject to the terms of the Purchase Plan. The trading plan was terminated upon the issuance of dual class stock.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

January 1, 2018 – January 31, 2018	20,385	$416.34	20,385	62,936
February 1, 2018 – February 28, 2018	21,439	$405.98	21,439	41,497
March 1, 2018 – March 31, 2018	3,478	$419.09	3,478	38,019
Total	45,302		45,302

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

Exhibit Number	Description

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

_________________

*	Furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2018

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller

