Form 10-Q
period 2018-06-30
Biglari Holdings Inc.
filed 2018-08-03
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Number of shares of common stock outstanding as of July 31, 2018:

Class A common stock –	206,864
Class B common stock –	2,068,640

Index

BIGLARI HOLDINGS INC.
INDEX

Index

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,411	$58,577
Investments	24,348	23,289
Receivables	11,253	16,284
Inventories	6,999	7,268
Other current assets	9,166	7,221
Total current assets	100,177	112,639
Property and equipment	287,791	295,800
Goodwill and other intangible assets	68,524	66,645
Investment partnerships	534,794	566,021
Other assets	17,201	22,479
Total assets	$1,008,487	$1,063,584

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$110,878	$128,744
Current portion of notes payable and other borrowings	6,296	6,748
Total current liabilities	117,174	135,492
Long-term notes payable and other borrowings	252,026	256,994
Deferred taxes	86,048	88,401
Other liabilities	10,509	11,369
Total liabilities	465,757	492,256

Shareholders’ equity
Common stock	1,138	1,071
Additional paid-in capital	381,904	382,014
Retained earnings	535,415	565,504
Accumulated other comprehensive loss	(2,107)	(1,404)
Treasury stock, at cost	(373,620)	(375,857)
Biglari Holdings Inc. shareholders’ equity	542,730	571,328
Total liabilities and shareholders’ equity	$1,008,487	$1,063,584

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per share amounts)

	Second Quarter		First Six Months
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$200,594	$204,867	$394,528	$400,561
Insurance premiums and other	6,745	6,183	13,292	12,263
Media advertising and other	1,400	1,904	3,144	3,523
	208,739	212,954	410,964	416,347
Cost and expenses
Restaurant cost of sales	160,559	166,478	318,909	323,776
Insurance losses and underwriting expenses	4,473	4,743	10,401	9,763
Media cost of sales	980	1,741	2,497	3,234
Selling, general and administrative	32,950	31,655	65,600	61,141
Depreciation and amortization	4,816	5,433	9,762	11,054
	203,778	210,050	407,169	408,968
Other income (expenses)
Interest expense	(2,898)	(2,781)	(5,652)	(5,605)
Interest on obligations under leases	(2,151)	(2,318)	(4,337)	(4,598)
Investment partnership gains (losses)	(8,341)	37,238	(4,846)	12,270
Total other income (expenses)	(13,390)	32,139	(14,835)	2,067
Earnings (loss) before income taxes	(8,429)	35,043	(11,040)	9,446
Income tax expense (benefit)	(890)	13,917	(1,687)	4,141
Net earnings (loss)	$(7,539)	$21,126	$(9,353)	$5,305
Earnings per share
Net earnings (loss) per equivalent Class A share *	$(21.73)	$57.27	$(26.76)	$14.35

* Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $(4.35) and $(5.35) for the second quarter and first six months of 2018, respectively, and $11.45 and $2.87 for the second quarter  and first six months of 2017, respectively.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Second Quarter		First Six Months
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net earnings (loss)	$(7,539)	$21,126	$(9,353)	$5,305
Other comprehensive income:
Net change in unrealized
gains and losses on investments	—	(1)	—	190
Applicable income taxes	—	—	—	(67)
Reclassification to earnings	—	—	(73)	—
Applicable income taxes	—	—	15	—
Foreign currency translation	(1,141)	1,003	(645)	1,188
Other comprehensive income, net	(1,141)	1,002	(703)	1,311
Total comprehensive loss	$(8,680)	$22,128	$(10,056)	$6,616

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	First Six Months
	2018	2017
	(Unaudited)
Operating activities
Net earnings (loss)	$(9,353)	$5,305
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	9,762	11,054
Provision for deferred income taxes	(2,858)	2,908
Asset impairments and other non-cash expenses	714	1,465
Loss on disposal of assets	103	193
Investment partnership (gains) losses	4,846	(12,270)
Distributions from investment partnerships	7,700	5,015
Changes in receivables and inventories	4,817	4,256
Changes in other assets	1,212	235
Changes in accounts payable and accrued expenses	(17,408)	(1,785)
Net cash provided by (used in) operating activities	(465)	16,376
Investing activities
Capital expenditures	(7,218)	(4,779)
Proceeds from property and equipment disposals	2,476	520
Purchases of investments	(24,972)	(23,140)
Redemptions of fixed maturity securities	24,000	18,653
Net cash used in investing activities	(5,714)	(8,746)
Financing activities
Payments on revolving credit facility	(132)	(73)
Principal payments on long-term debt	(1,100)	(16,100)
Principal payments on direct financing lease obligations	(2,749)	(2,726)
Proceeds from exercise of stock options	49	30
Net cash used in financing activities	(3,932)	(18,869)
Effect of exchange rate changes on cash	(55)	100
Decrease in cash, cash equivalents and restricted cash	(10,166)	(11,139)
Cash, cash equivalents and restricted cash at beginning of year	67,230	75,808
Cash, cash equivalents and restricted cash at end of second quarter	$57,064	$64,669

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2017	$1,071	$382,014	$565,504	$(1,404)	$(375,857)	$571,328
Net earnings (loss)			(9,353)			(9,353)
Adoption of accounting standards			90			90
Other comprehensive income, net				(703)		(703)
Conversion of common stock	67	(67)	(20,826)		20,826	—
Adjustment to treasury stock for
holdings in investment partnerships					(18,681)	(18,681)
Exercise of stock options		(43)			92	49
Balance at June 30, 2018	$1,138	$381,904	$535,415	$(2,107)	$(373,620)	$542,730

Balance at December 31, 2016	$1,071	$381,906	$515,433	$(3,584)	$(362,886)	$531,940
Net earnings (loss)			5,305			5,305
Other comprehensive income, net				1,311		1,311
Adjustment to treasury stock for
holdings in investment partnerships		116			(2,961)	(2,845)
Exercise of stock options		(8)			38	30
Balance at June 30, 2017	$1,071	$382,014	$520,738	$(2,273)	$(365,809)	$535,741

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

On March 5, 2018, the Company entered into an agreement with its predecessor registrant, now known as OBH Inc. (the “Predecessor”), and BH Merger Company, a wholly owned subsidiary of the Company. Pursuant to the agreement, on April 30, 2018, BH Merger Company merged with and into the Predecessor, with the Predecessor continuing as the surviving corporation and a wholly owned subsidiary of the Company.

As a result of the April 30, 2018 transaction, the Company has two classes of common stock designated Class A common stock and Class B common stock. A share of Class B common stock has economic rights equivalent to 1/5th of a share of Class A common stock; however, Class B common stock has no voting rights. Upon completion of the transaction, every ten (10) shares of common stock outstanding on April 30, 2018 converted into (i) ten (10) shares of Class B common stock and (ii) one (1) share of Class A common stock.

Since May 1, 2018, the shares of the Company’s Class A common stock have traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BH.A,” whereas the Class B common stock trades on the NYSE under the ticker symbol “BH,” which is the former ticker symbol for the Predecessor’s common stock.

For accounting purposes, the April 30, 2018 transaction will be treated as a merger of entities under common control. Accordingly, the consolidated financial position and results of operations of the Predecessor will be included in the consolidated financial statements on the same basis as currently presented, except for earnings per share which is impacted by the issuance of the new common shares. The Company has applied the “two-class method” of computing earnings per share as prescribed in ASC 260, “Earnings Per Share.”

Pursuant to the requirements of the Incentive Agreement with the Chief Executive Officer, Mr. Biglari purchased 4,084 shares of Class A common stock from June 5, 2018 through June 19, 2018. As of June 30, 2018, Mr. Biglari’s beneficial ownership was approximately 56.3% of the Company’s outstanding Class A common stock and 54.3% of the Company’s outstanding Class B common stock.

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

Index

Note 2. New Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 provides for the elimination of Step 2 from the goodwill impairment test. If impairment charges are recognized, the amount recorded will be the amount by which the carrying amount exceeds the reporting unit’s fair value with certain limitations. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. The Company has adopted ASU 2017-04 early and will apply the new guidance in the event of any potential goodwill impairment.

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

The following table summarizes the impact of the adoption of ASC 606 on revenues, operating expenses and net earnings for the second quarter of 2018.

	As Reported	Adjustments for the Adoption of ASC 606	Amounts without Adoption of ASC 606
Statements of Earnings
Revenues
Restaurant operations
Net sales	$191,797	$—	$191,797
Franchise royalties and fees	7,773	2,333	5,440
Other	1,024	15	1,009
Selling, general and administrative	32,950	2,441	30,509
Earnings (loss) before income taxes	(8,429)	(93)	(8,336)
Income tax expense (benefit)	(890)	(23)	(867)
Net earnings (loss)	(7,539)	(70)	(7,469)

Index

The following table summarizes the impact of the adoption of ASC 606 on revenues, operating expenses and net earnings for the first six months of 2018.

	As Reported	Adjustments for the Adoption of ASC 606	Amounts without Adoption of ASC 606
Statements of Earnings
Revenues
Restaurant operations
Net sales	$377,368	$—	$377,368
Franchise royalties and fees	14,875	4,702	10,173
Other	2,285	294	1,991
Selling, general and administrative	65,600	4,963	60,637
Earnings (loss) before income taxes	(11,040)	33	(11,073)
Income tax expense (benefit)	(1,687)	8	(1,695)
Net earnings (loss)	(9,353)	25	(9,378)

The impact of ASC 606 on the Company’s balance sheet as of June 30, 2018 was not material. The cumulative change in retained earnings as of January 1, 2018 was $90. Upon adoption of ASC 606, the Company changed its restaurant operations accounting policies for the recognition of franchise fees, recording of advertising arrangements, and recognition of gift card revenue. See additional revenue disclosures in Note 8 Restaurant Operations Revenues. The adoption of ASC 606 did not have any significant impact on our insurance or media businesses.

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

On September 16, 2017, The Lion Fund II, L.P. entered into a Rule 10b5-1 trading plan to purchase Biglari Holdings common stock at prevailing market prices. During the first six months of 2018, 45,302 shares were purchased. All of the shares purchased under the trading plan remain legally outstanding. The trading plan was terminated on May 1, 2018.

As a result of the transaction on April 30, 2018, the Predecessor’s common stock converted into the right to receive shares of Class A common stock and Class B common stock. The treasury shares outstanding on April 30, 2018, were retired and not converted into Class A and Class B common stock. The following table presents shares authorized, issued and outstanding on June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31,
	Class A	Class B	2017
Common stock authorized	500,000	10,000,000	2,500,000

Common stock issued	206,864	2,068,640	2,142,202
Treasury stock held by the Company	—	—	(74,589)
Outstanding shares	206,864	2,068,640	2,067,613

The issuance of dual class common stock on April 30, 2018 is applied on a retrospective basis for the calculation of earnings per share. Accordingly, earnings per share for the first six months of 2018 and 2017 are impacted by the issuance of the new common shares. The Company has applied the “two-class method” of computing earnings per share as prescribed in ASC 260, “Earnings Per Share.”

On an equivalent Class A common stock basis, there were 620,592 shares outstanding as of June 30, 2018 and 620,284 shares outstanding as of December 31, 2017.

Index

Note 3. Earnings Per Share (continued)

For financial reporting purposes, the proportional ownership of the Company’s common stock owned by the investment partnerships is excluded in the earnings per share calculation. After giving effect for the investment partnerships’ proportional ownership of common stock, the equivalent Class A weighted average common shares during the second quarters of 2018 and 2017 were 346,988 and 368,880, respectively. The equivalent Class A weighted average common shares during the first six months of 2018 and 2017 were 349,575 and 369,608, respectively.

Each Class A common share is entitled to one vote. Class B common stock possesses economic rights equal to one-fifth (1/5th) of such rights of Class A common stock; however, Class B common stock has no voting rights.

Note 4. Investments

Investments consisted of the following.

	June 30, 2018	December 31, 2017
Cost	$24,222	$23,216
Gross unrealized gains	126	73
Fair value	$24,348	$23,289

Investments in equity securities and a related put option of $4,463 are included in other current assets as of June 30, 2018 and in other assets as of December 31, 2017. The investments are recorded at fair value.

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

Biglari Capital Corp. (“Biglari Capital”) is the general partner of the investment partnerships and is an entity solely owned by Mr. Biglari.

The fair value and adjustment for Company common stock held by the investment partnerships to determine the carrying value of our partnership interest is presented below.

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2017	$925,279	$359,258	$566,021
Investment partnership gains (losses)	(128,725)	(123,879)	(4,846)
Contributions (net of distributions) to investment partnerships	(7,700)		(7,700)
Increase in proportionate share of Company stock held		18,681	(18,681)
Partnership interest at June 30, 2018	$788,854	$254,060	$534,794

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2016	$972,707	$395,070	$577,637
Investment partnership gains (losses)	(49,376)	(61,646)	12,270
Contributions (net of distributions) to investment partnerships	(1,308)		(1,308)
Increase in proportionate share of Company stock held		2,845	(2,845)
Partnership interest at June 30, 2017	$922,023	$336,269	$585,754

Index

Note 5. Investment Partnerships (continued)

The carrying value of the investment partnerships net of deferred taxes is presented below.

	June 30, 2018	December 31, 2017
Carrying value of investment partnerships	$534,794	$566,021
Deferred tax liability related to investment partnerships	(93,562)	(95,309)
Carrying value of investment partnerships net of deferred taxes	$441,232	$470,712

The Company’s proportionate share of Company stock held by investment partnerships at cost is $373,620 and $354,939 at June 30, 2018 and December 31, 2017, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock. Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains (losses) from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Second Quarter		First Six Months
	2018	2017	2018	2017
Gains (losses) on investment partnership	$(8,341)	$37,238	$(4,846)	$12,270
Tax expense (benefit)	(2,464)	13,543	(2,044)	3,782
Contribution to net earnings (loss)	$(5,877)	$23,695	$(2,802)	$8,488

On December 31 of each year, the general partner of the investment partnerships will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. The Company did not accrue an incentive fee during the first six months of 2018 or 2017. Our investments in these partnerships are committed on a rolling 5-year basis.

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of June 30, 2018	$150,550	$952,134
Total liabilities as of June 30, 2018	$109	$200,861
Revenue for the first six months of 2018	$(49,773)	$(99,751)
Earnings (loss) for the first six months of 2018	$(49,805)	$(104,290)
Biglari Holdings’ ownership interest as of June 30, 2018	65.3%	92.2%

Total assets as of December 31, 2017	$203,560	$1,060,737
Total liabilities as of December 31, 2017	$157	$199,974
Revenue for the first six months of 2017	$(22,919)	$(29,372)
Earnings (loss) for the first six months of 2017	$(22,949)	$(37,600)
Biglari Holdings’ ownership interest as of June 30, 2017	63.9%	92.9%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Index

Note 6. Property and Equipment

Property and equipment is composed of the following.

	June 30, 2018	December 31, 2017
Land	$154,786	$156,506
Buildings	150,370	152,610
Land and leasehold improvements	162,328	162,652
Equipment	200,209	203,145
Construction in progress	1,766	1,782
	669,459	676,695
Less accumulated depreciation and amortization	(381,668)	(380,895)
Property and equipment, net	$287,791	$295,800

Note 7. Goodwill and Other Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2017	$28,168	$11,913	$40,081
Change in foreign exchange rates during the first six months 2018	(16)	—	(16)
Goodwill at June 30, 2018	$28,152	$11,913	$40,065

We are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in the first six months of 2018 or 2017.

Other Intangible Assets

Other intangible assets are composed of the following.

	June 30, 2018			December 31, 2017
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(4,381)	$929	$5,310	$(4,116)	$1,194
Other	810	(759)	51	810	(743)	67
Total	6,120	(5,140)	980	6,120	(4,859)	1,261
Intangible assets with indefinite lives:
Trade names	15,876	—	15,876	15,876	—	15,876
Other assets with indefinite lives	11,603	—	11,603	9,427	—	9,427
Total intangible assets	$33,599	$(5,140)	$28,459	$31,423	$(4,859)	$26,564

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years. Amortization expense for the first six months of 2018 and 2017 was $281 and $285, respectively. The Company’s intangible assets with definite lives will fully amortize in 2020. Total annual amortization expense for 2019 is expected to be approximately $500. Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights. During the second quarter of 2018, the Company purchased lease rights totaling $2,556.

Index

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	Second Quarter		First Six Months
	2018	2017	2018	2017
Net sales	$191,797	$198,501	$377,368	$387,552
Franchise royalties and fees	7,773	5,349	14,875	10,905
Other	1,024	1,017	2,285	2,104
	$200,594	$204,867	$394,528	$400,561

In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers. The only Company segment that was affected significantly by ASC 606 was restaurants. The Company’s accounting policies and practices related to restaurant operations revenues consist of the following under ASC 606.

Net sales

Net sales were composed of retail sales of food through Company-owned stores. Company-owned store revenues are recognized when control of the food items are transferred to our customers at the point of sale. Sales taxes related to these sales are collected from customers and remitted to the appropriate taxing authority and are not reflected in the Company’s consolidated statements of income as revenue.

Franchise royalties and fees

Franchise royalties and fees are composed of royalties and fees from Steak n Shake and Western Sizzlin franchisees. Royalty revenues are based on a percentage of franchise sales and are recognized when the retail food items are purchased by franchise customers. Initial franchise fees received are deferred when amounts are received and recognized as revenue on a straight-line basis over the term of each respective franchise agreement, which is typically 20 years. This represents a change in methodology under the adoption of ASC 606 for we have historically recognized initial franchise fees upon the opening of a franchise restaurant.

During the quarter ended June 30, 2018 and the first six months of 2018, restaurant operations recognized $718 and $1,087, respectively, in revenue related to initial franchise fees. As of June 30, 2018 and January 1, 2018, restaurant operations had deferred revenue related to franchise fees of $10,521 and $10,581, respectively. Restaurant operations expects to recognize approximately $253 of deferred revenue during the remainder of 2018, approximately $543 in 2019 and the balance in the years 2020 through 2038.

Our advertising arrangements with franchisees are reported in franchise royalties and fees. This represents a change in methodology under the adoption of ASC 606 as we have historically reported advertising funds from the franchisees as an offset to marketing expense in our consolidated statement of earnings.

During the quarter ended June 30, 2018 and the first six months of 2018, restaurant operations recognized $2,409 and $4,846, respectively, in revenue related to franchisee advertising fees. As of June 30, 2018 and January 1, 2018, restaurant operations had deferred revenue related to franchisee advertising fees of $2,245 and $2,064, respectively. Restaurant operations expects to recognize approximately $748 of deferred revenue during the remainder of 2018 and the balance in 2019.

Gift card revenue

Restaurant operations sells gift cards to customers which can be redeemed for retail food sales within our stores. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as net sales upon redemption. Restaurant operations estimates breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as other revenue in proportion to the rate of gift card redemptions by vintage. This represents a change in the methodology under the adoption of ASC 606 used to estimate breakage as we have historically recognized breakage for the portion of the gift card balances that remained outstanding following 48 months of issuance.

For the quarter ended June 30, 2018 and the first six months of 2018, restaurant operations recognized $6,371 and $15,658, respectively, of revenue from gift card redemptions. As of June 30, 2018 and January 1, 2018, restaurant operations had deferred revenue related to unredeemed gift cards of $14,657 and $20,968, respectively. The Company expects to recognize approximately $5,784 of deferred revenue during the remainder of 2018, approximately $6,176 in 2019, and the balance in the years 2020 through 2022.

Index

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following.

	June 30, 2018	December 31, 2017
Accounts payable	$35,671	$40,616
Gift card liability	14,657	27,436
Salaries, wages, and vacation	15,307	22,875
Taxes payable	11,686	10,571
Workers' compensation and other self-insurance accruals	8,641	9,047
Deferred revenue	16,382	9,522
Other	8,534	8,677
Accounts payable and accrued expenses	$110,878	$128,744

Note 10. Notes Payable and Other Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	June 30, 2018	December 31, 2017
Notes payable	$2,200	$2,200
Unamortized original issue discount	(328)	(321)
Unamortized debt issuance costs	(596)	(585)
Obligations under leases	4,977	5,279
Western revolver	43	175
Total current portion of notes payable and other borrowings	$6,296	$6,748

Long-term notes payable and other borrowings
Notes payable	$182,598	$183,698
Unamortized original issue discount	(606)	(772)
Unamortized debt issuance costs	(1,104)	(1,405)
Obligations under leases	71,138	75,473
Total long-term notes payable and other borrowings	$252,026	$256,994

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

The interest rate on the term loan was 5.85% as of June 30, 2018.

The credit agreement includes customary affirmative and negative covenants and events of default. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of June 30, 2018, $184,798 was outstanding under the term loan.

Index

Note 10. Notes Payable and Other Borrowings (continued)

Western Revolver

As of June 30, 2018, Western had $43 due June 13, 2019. The revolver balance was paid in full on July 18, 2018.

Fair Value of Debt

The fair value of long-term debt, excluding capitalized lease obligations, was approximately $160,000 at June 30, 2018. The fair value of our debt was estimated based on quoted market prices. The fair value was determined to be a Level 3 fair value measurement.

Note 11. Accumulated Other Comprehensive Income

During the first six months of 2018 and 2017, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)
Beginning Balance	$(1,462)	$58	$(1,404)	$(3,447)	$(137)	$(3,584)
Other comprehensive income
(loss) before reclassifications		—	—		123	123
Reclassification to
(earnings) loss		(58)	(58)		—	—
Foreign currency translation	(645)		(645)	1,188		1,188
Ending Balance	$(2,107)	$—	$(2,107)	$(2,259)	$(14)	$(2,273)

During the second quarters of 2018 and 2017, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Second Quarter 2018			Second Quarter 2017
	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)
Beginning Balance	$(966)	$—	$(966)	$(3,262)	$(13)	$(3,275)
Other comprehensive income
(loss) before reclassifications		—	—		(1)	(1)
Reclassification to
(earnings) loss		—	—		—	—
Foreign currency translation	(1,141)		(1,141)	1,003		1,003
Ending Balance	$(2,107)	$—	$(2,107)	$(2,259)	$(14)	$(2,273)

Reclassifications made from accumulated other comprehensive income to the consolidated statement of earnings during the first six months of 2018 was $58; there were no reclassifications from accumulated other comprehensive income to earnings during the second quarters of 2018 and 2017, and first six months of 2017.

Note 12. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates. Unusual or infrequently occurring items are separately recognized during the quarter in which they occur.

Income tax benefit for the second quarter of 2018 was $890 compared to an income tax expense of $13,917 for the second quarter of 2017. Income tax benefit for the first six months of 2018 was $1,687 compared to an income tax expense of $4,141 for the first six months of 2017. The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The U.S. corporate federal statutory income tax rate was reduced from 35.0% to 21.0% for tax years beginning in 2018. The variance in income taxes between 2018 and 2017 is attributable to the reduced corporate tax rate and taxes on income and losses generated by the investment partnerships.

As of June 30, 2018 and December 31, 2017, we had approximately $365 and $357, respectively, of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

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

On January 29, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. The shareholder generally alleges claims of breach of fiduciary duty by the members of our Board of Directors and unjust enrichment to Mr. Biglari as a result of the issuance of dual class common stock.

On March 26, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. This shareholder generally alleges claims of breach of fiduciary duty by the members of our Board of Directors. This shareholder sought to enjoin the shareholder vote on April 26, 2018 to approve the issuance of dual class common stock.

On April 16, 2018, the shareholders withdrew their motions to enjoin the shareholder vote on April 26, 2018.

On May 17, 2018, the shareholders who filed the January 29, 2018 complaint and the March 26, 2018 complaint filed a new, consolidated complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. The shareholders generally allege claims of breach of fiduciary duty by the members of our Board of Directors and unjust enrichment to Mr. Biglari arising out of the recent recapitalization of Biglari Holdings Inc. and the related issuance of dual class common stock. The shareholders seek, for themselves and on behalf of all other shareholders as a class (other than the individual defendants and those related to or affiliated with them), to seek a declaration that the defendants breached their duty to the shareholders and the class, and to recover unspecified damages, pre-judgment and post-judgment interest, and an award of their attorneys’ fees and other costs.

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

Index

Note 14. Fair Value of Financial Assets (continued)

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

As of June 30, 2018 and December 31, 2017, the fair values of financial assets were as follows.

	June 30, 2018				December 31, 2017

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6,924	$—	$—	$6,924	$5,785	$—	$—	$5,785
Equity securities:
Consumer goods	2,251	—	—	2,251	2,445	—	—	2,445
Bonds	—	26,958	—	26,958	—	25,901	—	25,901
Options on equity securities	—	2,212	—	2,212	—	2,018	—	2,018
Non-qualified deferred
compensation plan
investments	2,864	—	—	2,864	3,459	—	—	3,459
Total assets at fair value	$12,039	$29,170	$—	$41,209	$11,689	$27,919	$—	$39,608

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 15. Related Party Transactions

Services Agreement

On September 15, 2017, the Company entered into a services agreement with Biglari Enterprises LLC and Biglari Capital (collectively, the “Biglari Entities”). The Biglari Entities are owned by Mr. Biglari. The services agreement replaces the shared services agreement between the Company and Biglari Capital dated July 1, 2013. The services agreement was executed in connection with a review of the relationships and transactions between the Company and Biglari Capital. After careful consideration, including an assessment by a public accounting firm of administrative-related costs incurred by the Company in connection with its investments, the Company’s Governance, Compensation and Nominating Committee, comprised solely of independent board members, approved the services agreement. Under the terms of the services agreement, the Company will no longer provide business and administrative related services to Biglari Capital. Instead, the Biglari Entities will assume the responsibility to provide the services and the Company will pay a fixed fee to the Biglari Entities.

The services agreement has a five-year term, effective on October 1, 2017. The fixed fee is $700 per month for the first year with adjustments in years two through five. The services agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital by the Company.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
As of June 30, 2018, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $788,854.

Index

Note 15. Related Party Transactions (continued)

Contributions to and distributions from The Lion Fund II, L.P. were as follows.

	Second Quarter		First Six Months
	2018	2017	2018	2017

Contributions of cash	$—	$3,707	$—	$3,707
Distributions of cash	(2,500)	—	(7,700)	(5,015)
	$(2,500)	$3,707	$(7,700)	$(1,308)

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high water mark. Our policy is to accrue an estimated incentive fee throughout the year. The Company did not accrue incentive fees for Biglari Capital during the first six months of 2018 and 2017.

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

Index

Note 15. Related Party Transactions (continued)

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

Revenue for the second quarters and first six months of 2018 and 2017 were as follows.

	Revenue
	Second Quarter		First Six Months
	2018	2017	2018	2017
Operating Businesses:
Restaurant Operations:
Steak n Shake	$196,578	$201,335	$386,871	$394,025
Western	4,016	3,532	7,657	6,536
Total Restaurant Operations	200,594	204,867	394,528	400,561
First Guard	6,745	6,183	13,292	12,263
Maxim	1,400	1,904	3,144	3,523
	$208,739	$212,954	$410,964	$416,347

Index

Note 16. Business Segment Reporting (continued)

Earnings (losses) before income taxes for the second quarters and first six months of 2018 and 2017 were as follows.

	Earnings (Losses) Before Income Taxes
	Second Quarter		First Six Months
	2018	2017	2018	2017
Operating Businesses:
Restaurant Operations:
Steak n Shake	$2,659	$969	$1,667	$4,321
Western	674	585	1,048	1,035
Total Restaurant Operations	3,333	1,554	2,715	5,356
First Guard	2,301	1,332	2,811	2,301
Maxim	16	(208)	(201)	(532)
Other	164	193	303	341
Total Operating Businesses	5,814	2,871	5,628	7,466
Corporate and Investments:
Corporate	(3,004)	(2,285)	(6,170)	(4,685)
Investment partnership gains (losses)	(8,341)	37,238	(4,846)	12,270
Total Corporate and Investments	(11,345)	34,953	(11,016)	7,585
Interest expense on notes payable and other borrowings	(2,898)	(2,781)	(5,652)	(5,605)
	$(8,429)	$35,043	$(11,040)	$9,446

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

On March 5, 2018, the Company entered into an agreement with its predecessor registrant, now known as OBH Inc. (the “Predecessor”), and BH Merger Company, a wholly owned subsidiary of the Company. Pursuant to the agreement, on April 30, 2018, BH Merger Company merged with and into the Predecessor, with the Predecessor continuing as the surviving corporation and a wholly owned subsidiary of the Company. Upon completion of the merger, the new Company replaced the Predecessor as the publicly held corporation through which our collection of businesses is conducted.

As a result of the April 30, 2018 transaction, the Company has two classes of common stock designated Class A common stock and Class B common stock. A share of Class B common stock has economic rights equivalent to 1/5th of a share of Class A common stock; however, Class B common stock has no voting rights. Upon completion of the transaction, every ten (10) shares of common stock outstanding on April 30, 2018 converted into (i) ten (10) shares of Class B common stock and (ii) one (1) share of Class A common stock.

Since May 1, 2018, the shares of the Company’s Class A common stock have traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BH.A,” whereas the Class B common stock trades on the NYSE under the ticker symbol “BH,” which is the former ticker symbol for the Predecessor’s common stock.

For accounting purposes, the April 30, 2018 transaction will be treated as a merger of entities under common control. Accordingly, the consolidated financial position and results of operations of the Predecessor will be included in the consolidated financial statements on the same basis as currently presented, except for earnings per share which is impacted by the issuance of the new common shares. The Company has applied the “two-class method” of computing earnings per share as prescribed in ASC 260, “Earnings Per Share.”

Pursuant to the requirements of the Incentive Agreement with the Chief Executive Officer, Mr. Biglari purchased 4,084 shares of Class A common stock from June 5, 2018 through June 19, 2018. As of June 30, 2018, Mr. Biglari’s beneficial ownership was approximately 56.3% of the Company’s outstanding Class A common stock and 54.3% of the Company’s outstanding Class B common stock.

Net earnings (loss) attributable to Biglari Holdings shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	Second Quarter		First Six Months
	2018	2017	2018	2017
Operating businesses:
Restaurant	$1,640	$694	$1,184	$3,191
Insurance	1,810	866	2,204	1,492
Media	13	(134)	(155)	(342)
Other	122	119	224	209
Total operating businesses	3,585	1,545	3,457	4,550
Corporate	(3,450)	(2,390)	(6,145)	(4,258)
Investment partnership gains (losses)	(5,877)	23,695	(2,802)	8,488
Interest expense on notes payable and other borrowings	(1,797)	(1,724)	(3,863)	(3,475)
	$(7,539)	$21,126	$(9,353)	$5,305

Our restaurant businesses include Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”). As of June 30, 2018, Steak n Shake comprised 415 company-operated restaurants and 203 franchised units. Western comprised 4 company-operated restaurants and 57 franchised units.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our insurance business is composed of First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”). First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.

Our media business is composed of Maxim Inc. (“Maxim”). Maxim’s business lies principally in media and licensing.

Restaurants

Steak n Shake and Western comprise 679 company-operated and franchised restaurants as of June 30, 2018.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company-operated	Franchised	Total
Total stores as of December 31, 2017	415	200	4	58	677
Net restaurants opened (closed)	—	3	—	(1)	2
Total stores as of June 30, 2018	415	203	4	57	679

Total stores as of December 31, 2016	417	173	3	64	657
Net restaurants opened (closed)	(1)	13	1	(3)	10
Total stores as of June 30, 2017	416	186	4	61	667

Earnings of our restaurant operations are summarized below.

	Second Quarter				First Six Months
	2018		2017		2018		2017
Revenue
Net sales	$191,797		$198,501		$377,368		$387,552
Franchise royalties and fees	7,773		5,349		14,875		10,905
Other revenue	1,024		1,017		2,285		2,104
Total revenue	200,594		204,867		394,528		400,561

Restaurant cost of sales
Cost of food	57,117	29.8%	61,402	30.9%	113,045	30.0%	115,803	29.9%
Restaurant operating costs	98,853	51.5%	100,464	50.6%	196,668	52.1%	198,811	51.3%
Rent	4,589	2.4%	4,612	2.3%	9,196	2.4%	9,162	2.4%
Total cost of sales	160,559		166,478		318,909		323,776

Selling, general and administrative
General and administrative	16,877	8.4%	14,627	7.1%	31,964	8.1%	28,579	7.1%
Marketing	12,086	6.0%	13,276	6.5%	25,679	6.5%	25,711	6.4%
Other expenses	871	0.4%	1,407	0.7%	1,423	0.4%	2,085	0.5%
Total selling, general and administrative	29,834	14.9%	29,310	14.3%	59,066	15.0%	56,375	14.1%

Depreciation and amortization	4,717	2.4%	5,207	2.5%	9,501	2.4%	10,456	2.6%

Interest on obligations under leases	2,151		2,318		4,337		4,598

Earnings before income taxes	3,333		1,554		2,715		5,356

Income tax expense	1,693		860		1,531		2,165

Contribution to net earnings	$1,640		$694		$1,184		$3,191

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.

General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales during the second quarter and first six months of 2018 were $191,797 and $377,368, respectively, representing a decrease of $6,704 over the second quarter and $10,184 over the first six months of 2017. The decreased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales, which decreased 3.4% whereas customer traffic decreased 6.4% during the second quarter.  Steak n Shake’s same-store sales decreased 2.5% whereas customer traffic decreased 6.8% during the first six months. The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period.

In the second quarter and first six months of 2018 franchise royalties and fees increased $2,424 or 45.3% and $3,970 or 36.4%, respectively, compared to those in 2017.  The adoption of the new accounting guidance increased franchise fees and royalties by $2,333 and $4,702 for the second quarter and first six months, respectively. The second quarter and first six months of 2017 included $401 and $1,388, respectively, in international decommitment fees. Steak n Shake opened seven franchise units and closed five franchise units during the second quarter of 2018. Western closed one franchise unit during the second quarter of 2018. There were 203 Steak n Shake franchise units as of June 30, 2018 compared to 186 franchise units as of June 30, 2017.

Cost of food in the second quarter and first six months of 2018 was $57,117 or 29.8% of net sales and $113,045 or 30.0% of net sales, respectively, compared to the second quarter and first six months in 2017 of $61,402 or 30.9% of net sales and $115,803 or 29.9% of net sales, respectively. The decrease as a percentage of net sales during the second quarter of 2018 was attributable to decreased commodities costs.

Restaurant operating costs during the second quarter of 2018 were $98,853 or 51.5% of net sales compared to $100,464 or 50.6% of net sales in 2017. Restaurant operating costs during the first six months of 2018 were $196,668 or 52.1% of net sales compared to $198,811 or 51.3% of net sales in 2017.  Costs as a percentage of net sales increased during the second quarter of 2018 by 0.9% compared to 2017. The increase as a percentage of net sales during the second quarter was principally due to higher repair expenses of 0.4% and higher wages and benefits of 0.3%.

General and administrative expenses during the second quarter and first six months of 2018 were $16,877 or 8.4% of total revenues and $31,964 or 8.1% of total revenues, respectively, compared to expenses in the second quarter and first six months of 2017, which were $14,627 or 7.1% of total revenues and $28,579 or 7.1% of total revenues, respectively.  General and administrative expenses during the second quarter of 2018 compared to 2017 was primarily due to higher legal and professional fees.

Marketing expenses during the second quarter and first six months of 2018 were $12,086 or 6.0% of total revenues and $25,679 or 6.5% of total revenues, respectively, compared to expenses in the second quarter and first six months of 2017, which were $13,276 or 6.5% of total revenues and $25,711 or 6.4% of total revenues, respectively.  Marketing expenses decreased principally by discontinued sponsorships. The decrease in marketing expenses was offset by the adoption of new accounting guidance.  New ASC 606 accounting guidance requires the Company to recognize franchise fees as revenue instead of recording an offset to marketing expense. The new guidance increased marketing expenses by $2,441 and $4,963 for the second quarter and first six months of 2018, respectively.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers. Earnings of our insurance business are summarized below.

	Second Quarter		First Six Months
	2018	2017	2018	2017
Premiums written	$6,505	$6,031	$12,833	$11,938

Insurance losses	2,826	3,531	7,414	7,293
Underwriting expenses	1,647	1,212	2,987	2,470
Pre-tax underwriting gain	2,032	1,288	2,432	2,175
Other income and expenses
Investment income and commissions	240	152	459	325
Other expense	29	(108)	(80)	(199)
Total other income	269	44	379	126
Earnings before income taxes	2,301	1,332	2,811	2,301
Income tax expense	491	466	607	809
Contribution to net earnings	$1,810	$866	$2,204	$1,492

First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone.  First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

Premiums written during the second quarter of 2018 were $6,505, an increase of $474 or 7.9% compared to 2017. Premiums written during the first six months of 2018 were $12,833, an increase of $895 or 7.5% compared to 2017. Pre-tax underwriting gain was $2,032 and $2,432 in the second quarter and first six months of 2018, respectively, compared to $1,288 and $2,175 in the second quarter and first six months of 2017, respectively.

Insurance premiums and other on the statement of earnings includes premiums written, investment income and commissions. In the preceding table, investment income and commissions are included in other income.

Media

Maxim’s business lies principally in media and licensing. Earnings of our media operations are summarized below.

	Second Quarter		First Six Months
	2018	2017	2018	2017
Revenue	$1,400	$1,904	$3,144	$3,523

Media cost of sales	980	1,741	2,497	3,234
General and administrative expenses	398	358	834	795
Depreciation and amortization	6	13	14	26
Earnings (loss) before income taxes	16	(208)	(201)	(532)
Income tax expense (benefit)	3	(74)	(46)	(190)
Contribution to net earnings	$13	$(134)	$(155)	$(342)

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

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Partnership Gains (Losses)

Earnings (loss) from our investments in partnerships are summarized below.

	Second Quarter		First Six Months
	2018	2017	2018	2017
Investment partnership gains (losses)	$(8,341)	$37,238	$(4,846)	$12,270
Tax expense (benefit)	(2,464)	13,543	(2,044)	3,782
Contribution to net earnings	$(5,877)	$23,695	$(2,802)	$8,488

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

Interest Expense

The Company’s interest expense is summarized below.

	Second Quarter		First Six Months
	2018	2017	2018	2017
Interest expense on notes payable and other borrowings	$2,898	$2,781	$5,652	$5,605
Tax benefit	1,101	1,057	1,789	2,130
Interest expense net of tax	$1,797	$1,724	$3,863	$3,475

The outstanding balance on Steak n Shake’s credit facility on June 30, 2018 was $184,798 compared to $186,998 on June 30, 2017. The interest rate was 5.85% as of June 30, 2018 and 4.80% as of June 30, 2017.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and other companies. Corporate net losses during the second quarter and first six months of 2018 were $3,450 and $6,145 respectively, versus net losses of $2,390 and $4,258 during the second quarter and first six months of 2017, respectively. Legal and professional expenses associated with shareholder lawsuits and the implementation of dual class stock increased expenses during 2018 as compared to 2017.

Income Tax Expense

Income tax benefit for the second quarter of 2018 was $890 compared to an income tax expense of $13,917 for the second quarter of 2017. Income tax benefit for the first six months of 2018 was $1,687 compared to an income tax expense of $4,141 for the first six months of 2017. The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The U.S. corporate federal statutory income tax rate was reduced from 35.0% to 21.0% for tax years beginning in 2018. The variance in income taxes between 2018 and 2017 is attributable to the reduced corporate tax rate and taxes on income and losses generated by the investment partnerships.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

Our consolidated shareholders’ equity on June 30, 2018 was $542,730, a decrease of $28,598 compared to the December 31, 2017 balance. The decrease during the first six months of 2018 was primarily attributable to an increase in treasury stock for our proportionate interest in 45,302 shares of the Company’s stock purchased during 2018 by The Lion Fund II, L.P. under a Rule 10b5-1 trading plan. The shares purchased by the investment partnership are legally outstanding but under accounting convention the Company’s proportional ownership of the shares is reflected as treasury shares in the consolidated financial statements.

Consolidated cash and investments are summarized below.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$48,411	$58,577
Investments	28,811	27,752
Fair value of interest in investment partnerships	788,854	925,279
Total cash and investments	866,076	1,011,608
Less portion of Company stock held by investment partnerships	(254,060)	(359,258)
Carrying value of cash and investments on balance sheet	$612,016	$652,350

Liquidity

Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	First Six Months
	2018	2017
Net cash provided by (used in) operating activities	$(465)	$16,376
Net cash used in investing activities	(5,714)	(8,746)
Net cash used in financing activities	(3,932)	(18,869)
Effect of exchange rate changes on cash	(55)	100
Decrease in cash, cash equivalents and restricted cash	$(10,166)	$(11,139)

Cash used in operating activities was $465 during the first six months of 2018 compared to cash provided by operating activities of $16,376 during the first six months of 2017. Net earnings adjusted for non-cash items decreased by $5,441 because of lower revenues and earnings. Cash used in working capital accounts increased $14,085 primarily due to the timing of the 2017 incentive fee payment of $7,353.

Net cash used in investing activities during the first six months of 2018 of $5,714 was primarily due to capital expenditures of $7,218 offset by proceeds from property and equipment disposals of $2,476. Net cash used in investing activities during the first six months of 2017 of $8,746 was primarily due to capital expenditures of $4,779 and investments in investment partnerships of $3,707.

During the first six months of 2018 and 2017 we incurred debt payments of $3,981 and $18,899, respectively. Debt obligations were reduced during 2017 because of additional principal payments on long-term debt.

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

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

The interest rate on the term loan was 5.85% as of June 30, 2018.

The credit agreement includes customary affirmative and negative covenants and events of default. As of June 30, 2018, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of June 30, 2018, $184,798 was outstanding under the term loan.

Western Revolver

As of June 30, 2018, Western had $43 due June 13, 2019. The revolver balance was paid in full on July 18, 2018.

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

Index

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $56,361 along with a corresponding change in shareholders’ equity of approximately 8%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. At June 30, 2018, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $1,400 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in the first six months of 2018 and 2017.

ITEM 4.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II Other Information

Item 1.	lEGAL PROCEEDINGS

Information in response to this Item is included in Note 13 to the Consolidated Financial Statements included in Part 1 Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 or otherwise subsequently disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the requirements of the Incentive Agreement with the Chief Executive Officer, Mr. Biglari purchased a total of 4,084 shares of Class A common stock from June 5, 2018 through June 19, 2018, including 1,084 shares under a rule 10b5-1 purchase plan.  All of the purchases were made in the open market.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

April 1, 2018 – April 30, 2018	—		—	—
May 1, 2018 – May 31, 2018	—		—	—
June 1, 2018 – June 30, 2018	4,084	$979.65	1,084	—
Total	4,084		1,084

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

_________________

*	Furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2018

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller

