Form 10-Q
period 2018-09-30
Biglari Holdings Inc.
filed 2018-11-02
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding as of October 31, 2018:

Class A common stock –	206,864
Class B common stock –	2,068,640

Index

BIGLARI HOLDINGS INC.

Index

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,345	$58,577
Investments	27,790	23,289
Receivables	13,486	16,284
Inventories	6,558	7,268
Other current assets	8,985	7,221
Total current assets	105,164	112,639
Property and equipment	281,605	295,800
Goodwill and other intangible assets	68,304	66,645
Investment partnerships	496,655	566,021
Other assets	22,287	22,479
Total assets	$974,015	$1,063,584

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$107,423	$128,744
Current portion of notes payable and other borrowings	6,058	6,748
Total current liabilities	113,481	135,492
Long-term notes payable and other borrowings	245,383	256,994
Deferred taxes	76,568	88,401
Other liabilities	10,165	11,369
Total liabilities	445,597	492,256

Shareholders’ equity
Common stock	1,138	1,071
Additional paid-in capital	381,904	382,014
Retained earnings	521,712	565,504
Accumulated other comprehensive loss	(2,245)	(1,404)
Treasury stock, at cost	(374,091)	(375,857)
Biglari Holdings Inc. shareholders’ equity	528,418	571,328
Total liabilities and shareholders’ equity	$974,015	$1,063,584

See accompanying Notes to Consolidated Financial Statements

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per share amounts)

	Third Quarter		First Nine Months
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$195,041	$206,072	$589,569	$606,633
Insurance premiums and other	7,038	6,285	20,330	18,548
Media advertising and other	1,503	1,877	4,647	5,400
	203,582	214,234	614,546	630,581
Cost and expenses
Restaurant cost of sales	161,218	170,726	480,127	494,502
Insurance losses and underwriting expenses	5,146	5,379	15,547	15,142
Media cost of sales	1,065	1,465	3,562	4,699
Selling, general and administrative	32,311	32,480	97,911	93,621
Depreciation and amortization	4,778	5,277	14,540	16,331
	204,518	215,327	611,687	624,295
Other income (expenses)
Interest expense	(2,967)	(2,716)	(8,619)	(8,321)
Interest on obligations under leases	(1,991)	(2,258)	(6,328)	(6,856)
Investment partnership gains (losses)	(19,008)	(43,859)	(23,854)	(31,589)
Total other income (expenses)	(23,966)	(48,833)	(38,801)	(46,766)
Earnings (loss) before income taxes	(24,902)	(49,926)	(35,942)	(40,480)
Income tax expense (benefit)	(11,199)	(25,226)	(12,886)	(21,085)
Net earnings (loss)	$(13,703)	$(24,700)	$(23,056)	$(19,395)
Earnings per share
Net earnings (loss) per equivalent Class A share *	$(39.50)	$(66.96)	$(66.12)	$(52.51)

* Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $(7.90) and $(13.22) for the third quarter and first nine months of 2018, respectively, and $(13.39) and $(10.50) for the third quarter and first nine months of 2017, respectively.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Third Quarter		First Nine Months
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net earnings (loss)	$(13,703)	$(24,700)	$(23,056)	$(19,395)
Other comprehensive income:
Net change in unrealized
gains and losses on investments	—	71	—	261
Applicable income taxes	—	(25)	—	(92)
Reclassification to earnings	—	—	(73)	—
Applicable income taxes	—	—	15	—
Foreign currency translation	(138)	562	(783)	1,750
Other comprehensive income, net	(138)	608	(841)	1,919
Total comprehensive loss	$(13,841)	$(24,092)	$(23,897)	$(17,476)

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	First Nine Months
	2018	2017
	(Unaudited)
Operating activities
Net earnings (loss)	$(23,056)	$(19,395)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	14,540	16,331
Provision for deferred income taxes	(12,327)	(25,008)
Asset impairments and other non-cash expenses	1,246	3,311
(Gains) losses on disposal of assets	434	(454)
Investment partnership (gains) losses	23,854	31,589
Distributions from investment partnerships	7,700	9,395
Changes in receivables and inventories	3,008	2,800
Changes in other assets	583	376
Changes in accounts payable and accrued expenses	(21,566)	(2,001)
Net cash provided by (used in) operating activities	(5,584)	16,944
Investing activities
Capital expenditures	(10,400)	(6,244)
Proceeds from property and equipment disposals	2,510	1,004
Return of capital from investment partnerships	26,000	—
Investments in investment partnerships	(7,340)	(3,707)
Purchases of investments	(50,140)	(36,889)
Redemptions of fixed maturity securities	41,591	36,122
Net cash provided by (used in) investing activities	2,221	(9,714)
Financing activities
Payments on revolving credit facility	(175)	(162)
Principal payments on long-term debt	(1,650)	(16,650)
Principal payments on direct financing lease obligations	(4,021)	(4,103)
Proceeds from exercise of stock options	49	30
Net cash used in financing activities	(5,797)	(20,885)
Effect of exchange rate changes on cash	(63)	145
Decrease in cash, cash equivalents and restricted cash	(9,223)	(13,510)
Cash, cash equivalents and restricted cash at beginning of year	67,230	75,833
Cash, cash equivalents and restricted cash at end of third quarter	$58,007	$62,323

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2017	$1,071	$382,014	$565,504	$(1,404)	$(375,857)	$571,328
Net earnings (loss)			(23,056)			(23,056)
Adoption of accounting standards			90			90
Other comprehensive income, net				(841)		(841)
Conversion of common stock	67	(67)	(20,826)		20,826	—
Adjustment to treasury stock for holdings in investment partnerships					(19,152)	(19,152)
Exercise of stock options		(43)			92	49
Balance at September 30, 2018	$1,138	$381,904	$521,712	$(2,245)	$(374,091)	$528,418

Balance at December 31, 2016	$1,071	$381,906	$515,433	$(3,584)	$(362,886)	$531,940
Net earnings (loss)			(19,395)			(19,395)
Other comprehensive income, net				1,919		1,919
Adjustment to treasury stock for holdings in investment partnerships		116			(3,292)	(3,176)
Exercise of stock options		(8)			38	30
Balance at September 30, 2017	$1,071	$382,014	$496,038	$(1,665)	$(366,140)	$511,318

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

As of September 30, 2018, Mr. Biglari’s beneficial ownership was approximately 56.3% of the Company’s outstanding Class A common stock and 54.3% of the Company’s outstanding Class B common stock.

Issuance of Dual Class Common Stock

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires a lessee to recognize lease assets and lease liabilities on the balance sheet, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition method with which to adopt the new leases standard. We are currently evaluating the effect this amended guidance will have on our consolidated balance sheet and results of operations. We anticipate the ASU will have a material impact on our balance sheet, but the ASU is non-cash in nature and will not affect our cash position.

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

The following table summarizes the impact of the adoption of ASC 606 on revenues, operating expenses and net earnings for the third quarter of 2018.

	As Reported	Adjustments for the Adoption of ASC 606	Amounts without Adoption of ASC 606
Statements of Earnings
Revenues
Restaurant operations
Net sales	$186,368	$—	$186,368
Franchise royalties and fees	7,762	2,157	5,605
Other	911	63	848
Selling, general and administrative	32,311	2,425	29,886
Earnings (loss) before income taxes	(24,902)	(205)	(24,697)
Income tax expense (benefit)	(11,199)	(51)	(11,148)
Net earnings (loss)	(13,703)	(154)	(13,549)

Index

Note 2. New Accounting Standards (continued)

The following table summarizes the impact of the adoption of ASC 606 on revenues, operating expenses and net earnings for the first nine months of 2018.

	As Reported	Adjustments for the Adoption of ASC 606	Amounts without Adoption of ASC 606
Statements of Earnings
Revenues
Restaurant operations
Net sales	$563,736	$—	$563,736
Franchise royalties and fees	22,637	6,859	15,778
Other	3,196	357	2,839
Selling, general and administrative	97,911	7,388	90,523
Earnings (loss) before income taxes	(35,942)	(172)	(35,770)
Income tax expense (benefit)	(12,886)	(43)	(12,843)
Net earnings (loss)	(23,056)	(129)	(22,927)

The impact of ASC 606 on the Company’s balance sheet as of September 30, 2018 was not material. The cumulative change in retained earnings as of January 1, 2018 was $90. Upon adoption of ASC 606, the Company changed its restaurant operations accounting policies for the recognition of franchise fees, recording of advertising arrangements, and recognition of gift card revenue. See additional revenue disclosures in Note 8 Restaurant Operations Revenues. The adoption of ASC 606 did not have any significant impact on our insurance or media businesses.

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

As a result of the transaction on April 30, 2018, the Predecessor’s common stock converted into the right to receive shares of Class A common stock and Class B common stock. The treasury shares outstanding on April 30, 2018, were retired and not converted into Class A and Class B common stock. The following table presents shares authorized, issued and outstanding on September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31,
	Class A	Class B	2017
Common stock authorized	500,000	10,000,000	2,500,000

Common stock issued	206,864	2,068,640	2,142,202
Treasury stock held by the Company	—	—	(74,589)
Outstanding shares	206,864	2,068,640	2,067,613

The issuance of dual class common stock on April 30, 2018 is applied on a retrospective basis for the calculation of earnings per share. Accordingly, earnings per share for the first nine months of 2018 and 2017 are impacted by the issuance of the new common shares. The Company has applied the “two-class method” of computing earnings per share as prescribed in ASC 260, “Earnings Per Share.”

On an equivalent Class A common stock basis, there were 620,592 shares outstanding as of September 30, 2018 and 620,284 shares outstanding as of December 31, 2017.

Index

Note 3. Earnings Per Share (continued)

For financial reporting purposes, the proportional ownership of the Company’s common stock owned by the investment partnerships is excluded in the earnings per share calculation. After giving effect for the investment partnerships’ proportional ownership of common stock, the equivalent Class A weighted average common shares during the third quarters of 2018 and 2017 were 346,912 and 368,880, respectively. The equivalent Class A weighted average common shares during the first nine months of 2018 and 2017 were 348,678 and 369,363, respectively.

Each Class A common share is entitled to one vote. Class B common stock possesses economic rights equal to one-fifth (1/5th) of such rights of Class A common stock; however, Class B common stock has no voting rights.

Note 4. Investments

Investments consisted of the following.

	September 30, 2018	December 31, 2017
Cost	$27,700	$23,216
Gross unrealized gains	90	73
Fair value	$27,790	$23,289

Investments in equity securities and a related put option of $4,463 are included in other current assets as of September 30, 2018 and in other assets as of December 31, 2017. An investment in equity securities of $4,100 is included in other assets as of September 30, 2018. The investments are recorded at fair value.

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2017	$925,279	$359,258	$566,021
Investment partnership gains (losses)	(152,261)	(128,407)	(23,854)
Contributions (net of distributions) to investment partnerships	(26,360)		(26,360)
Increase in proportionate share of Company stock held		19,152	(19,152)
Partnership interest at September 30, 2018	$746,658	$250,003	$496,655

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2016	$972,707	$395,070	$577,637
Investment partnership gains (losses)	(149,171)	(117,582)	(31,589)
Contributions (net of distributions) to investment partnerships	(5,688)		(5,688)
Increase in proportionate share of Company stock held		3,176	(3,176)
Partnership interest at September 30, 2017	$817,848	$280,664	$537,184

Index

Note 5. Investment Partnerships (continued)

The carrying value of the investment partnerships net of deferred taxes is presented below.

	September 30, 2018	December 31, 2017
Carrying value of investment partnerships	$496,655	$566,021
Deferred tax liability related to investment partnerships	(84,370)	(95,309)
Carrying value of investment partnerships net of deferred taxes	$412,285	$470,712

The Company’s proportionate share of Company stock held by investment partnerships at cost is $374,091 and $354,939 at September 30, 2018 and December 31, 2017, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock. Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains (losses) from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Third Quarter		First Nine Months
	2018	2017	2018	2017
Gains (losses) on investment partnership	$(19,008)	$(43,859)	$(23,854)	$(31,589)
Tax expense (benefit)	(6,119)	(20,733)	(8,163)	(16,951)
Contribution to net earnings (loss)	$(12,889)	$(23,126)	$(15,691)	$(14,638)

On December 31 of each year, the general partner of the investment partnerships will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. The Company did not accrue an incentive fee during the first nine months of 2018 or 2017. Our investments in these partnerships are committed on a rolling 5-year basis.

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of September 30, 2018	$149,516	$903,889
Total liabilities as of September 30, 2018	$208	$200,832
Revenue for the first nine months of 2018	$(49,895)	$(122,622)
Earnings (loss) for the first nine months of 2018	$(49,944)	$(129,691)
Biglari Holdings’ ownership interest as of September 30, 2018	65.8%	92.2%

Total assets as of December 31, 2017	$203,560	$1,060,737
Total liabilities as of December 31, 2017	$157	$199,974
Revenue for the first nine months of 2017	$(47,656)	$(89,110)
Earnings (loss) for the first nine months of 2017	$(47,703)	$(127,970)
Biglari Holdings’ ownership interest as of September 30, 2017	63.9%	93.0%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Index

Note 5. Investment Partnerships (continued)

Transactions with The Lion Fund II, L.P. were as follows.

	Third Quarter		First Nine Months
	2018	2017	2018	2017

Contributions	$7,340	$—	$7,340	$3,707
Return of capital	(26,000)	—	(26,000)	—
Distributions	—	(4,380)	(7,700)	(9,395)
	$(18,660)	$(4,380)	$(26,360)	$(5,688)

Note 6. Property and Equipment

Property and equipment is composed of the following.

	September 30, 2018	December 31, 2017
Land	$150,222	$156,506
Buildings	146,675	152,610
Land and leasehold improvements	161,105	162,652
Equipment	201,471	203,145
Construction in progress	1,863	1,782
	661,336	676,695
Less accumulated depreciation and amortization	(379,731)	(380,895)
Property and equipment, net	$281,605	$295,800

Note 7. Goodwill and Other Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2017	$28,168	$11,913	$40,081
Change in foreign exchange rates during the first nine months 2018	(20)	—	(20)
Goodwill at September 30, 2018	$28,148	$11,913	$40,061

We are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in the first nine months of 2018 or 2017.

Index

Note 7. Goodwill and Other Intangible Assets (continued)

Other Intangible Assets

Other intangible assets are composed of the following.

	September 30, 2018			December 31, 2017
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(4,514)	$796	$5,310	$(4,116)	$1,194
Other	810	(767)	43	810	(743)	67
Total	6,120	(5,281)	839	6,120	(4,859)	1,261
Intangible assets with indefinite lives:
Trade names	15,876	—	15,876	15,876	—	15,876
Other assets with indefinite lives	11,528	—	11,528	9,427	—	9,427
Total intangible assets	$33,524	$(5,281)	$28,243	$31,423	$(4,859)	$26,564

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years. Amortization expense for the first nine months of 2018 and 2017 was $422 and $426, respectively. The Company’s intangible assets with definite lives will fully amortize in 2020. Total annual amortization expense for 2019 is expected to be approximately $500. Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights. During the first nine months of 2018, the Company purchased lease rights totaling $2,556.

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	Third Quarter		First Nine Months
	2018	2017	2018	2017
Net sales	$186,368	$199,980	$563,736	$587,532
Franchise royalties and fees	7,762	5,125	22,637	16,030
Other	911	967	3,196	3,071
	$195,041	$206,072	$589,569	$606,633

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

During the quarter ended September 30, 2018 and the first nine months of 2018, restaurant operations recognized $632 and $1,719, respectively, in revenue related to initial franchise fees. As of September 30, 2018 and January 1, 2018, restaurant operations had deferred revenue related to franchise fees of $10,075 and $10,581, respectively. Restaurant operations expects to recognize approximately $134 of deferred revenue during the remainder of 2018, approximately $579 in 2019 and the balance in the years 2020 through 2038.

Index

Note 8. Restaurant Operations Revenues (continued)

Our advertising arrangements with franchisees are reported in franchise royalties and fees. This represents a change in methodology under the adoption of ASC 606 as we have historically reported advertising funds from the franchisees as an offset to marketing expense in our consolidated statement of earnings.

During the quarter ended September 30, 2018 and the first nine months of 2018, restaurant operations recognized $2,389 and $7,235, respectively, in revenue related to franchisee advertising fees. As of September 30, 2018 and January 1, 2018, restaurant operations had deferred revenue related to franchisee advertising fees of $2,511 and $2,064, respectively. Restaurant operations expects to recognize approximately $502 of deferred revenue during the remainder of 2018 and the balance in 2019.

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

For the quarter ended September 30, 2018 and the first nine months of 2018, restaurant operations recognized $5,747 and $21,405, respectively, of revenue from gift card redemptions. As of September 30, 2018 and January 1, 2018, restaurant operations had deferred revenue related to unredeemed gift cards of $15,111 and $20,968, respectively. The Company expects to recognize approximately $3,597 of deferred revenue during the remainder of 2018, approximately $8,246 in 2019, and the balance in the years 2020 through 2022.

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following.

	September 30, 2018	December 31, 2017
Accounts payable	$35,597	$40,616
Gift card liability	15,112	27,436
Salaries, wages, and vacation	10,829	22,875
Taxes payable	11,756	10,571
Workers' compensation and other self-insurance accruals	10,074	9,047
Deferred revenue	14,463	9,522
Other	9,592	8,677
Accounts payable and accrued expenses	$107,423	$128,744

Note 10. Notes Payable and Other Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	September 30, 2018	December 31, 2017
Notes payable	$2,200	$2,200
Unamortized original issue discount	(331)	(321)
Unamortized debt issuance costs	(603)	(585)
Obligations under leases	4,792	5,279
Western revolver	—	175
Total current portion of notes payable and other borrowings	$6,058	$6,748

Long-term notes payable and other borrowings
Notes payable	$182,048	$183,698
Unamortized original issue discount	(522)	(772)
Unamortized debt issuance costs	(951)	(1,405)
Obligations under leases	64,808	75,473
Total long-term notes payable and other borrowings	$245,383	$256,994

Index

Note 10. Notes Payable and Other Borrowings (continued)

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000 and a senior secured revolving credit facility in an aggregate principal amount of up to $30,000. On October 27, 2017, Steak n Shake determined to end the use of its senior secured revolving credit facility. Steak n Shake has used cash deposits to satisfy required collateral for casualty insurance previously collateralized by letters of credit issued through the revolving credit facility. The deposits are recorded in other assets as restricted cash in the consolidated balance sheets.

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

The interest rate on the term loan was 6.00% as of September 30, 2018.

The credit agreement includes customary affirmative and negative covenants and events of default. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of September 30, 2018, $184,248 was outstanding under the term loan.

Western Revolver

As of September 30, 2018, no amount was outstanding under the Western revolver.

Note 11. Accumulated Other Comprehensive Income

During the first nine months of 2018 and 2017, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)
Beginning Balance	$(1,462)	$58	$(1,404)	$(3,447)	$(137)	$(3,584)
Other comprehensive income (loss) before reclassifications	—	—	—	—	169	169
Reclassification to (earnings) loss	—	(58)	(58)	—	—	—
Foreign currency translation	(783)		(783)	1,750		1,750
Ending Balance	$(2,245)	$—	$(2,245)	$(1,697)	$32	$(1,665)

Index

Note 11. Accumulated Other Comprehensive Income (continued)

During the third quarters of 2018 and 2017, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Third Quarter 2018			Third Quarter 2017
	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)
Beginning Balance	$(2,107)	$—	$(2,107)	$(2,259)	$(14)	$(2,273)
Other comprehensive income (loss) before reclassifications	—	—	—	—	46	46
Reclassification to (earnings) loss	—	—	—	—	—	—
Foreign currency translation	(138)		(138)	562		562
Ending Balance	$(2,245)	$—	$(2,245)	$(1,697)	$32	$(1,665)

Reclassifications made from accumulated other comprehensive income to the consolidated statement of earnings during the first nine months of 2018 was $58; there were no reclassifications from accumulated other comprehensive income to earnings during the third quarters of 2018 and 2017, and first nine months of 2017.

Note 12. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates. Unusual or infrequently occurring items are separately recognized during the quarter in which they occur.

Income tax benefit for the third quarter of 2018 was $11,199 compared to $25,226 for the third quarter of 2017. Income tax benefit for the first nine months of 2018 was $12,886 compared to $21,085 for the first nine months of 2017. The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The U.S. corporate federal statutory income tax rate was reduced from 35.0% to 21.0% for tax years beginning in 2018. The variance in income taxes between 2018 and 2017 is attributable to the reduced corporate tax rate and taxes on income and losses generated by the investment partnerships.

As of September 30, 2018 and December 31, 2017, we had approximately $336 and $357, respectively, of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

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

Index

Note 13. Commitments and Contingencies (continued)

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

Index

Note 14. Fair Value of Financial Assets (continued)

As of September 30, 2018 and December 31, 2017, the fair values of financial assets were as follows.

	September 30, 2018				December 31, 2017

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$5,592	$—	$—	$5,592	$5,785	$—	$—	$5,785
Equity securities:
Consumer goods	6,351	—	—	6,351	2,445	—	—	2,445
Bonds	—	30,420	—	30,420	—	25,901	—	25,901
Options on equity securities	—	2,212	—	2,212	—	2,018	—	2,018
Non-qualified deferred compensation plan investments	2,901	—	—	2,901	3,459	—	—	3,459
Total assets at fair value	$14,844	$32,632	$—	$47,476	$11,689	$27,919	$—	$39,608

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

Index

Note 15. Related Party Transactions (continued)

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

Revenue for the third quarters and first nine months of 2018 and 2017 were as follows.

	Revenue
	Third Quarter		First Nine Months
	2018	2017	2018	2017
Operating Businesses:
Restaurant Operations:
Steak n Shake	$191,240	$202,001	$578,111	$596,026
Western	3,801	4,071	11,458	10,607
Total Restaurant Operations	195,041	206,072	589,569	606,633
First Guard	7,038	6,285	20,330	18,548
Maxim	1,503	1,877	4,647	5,400
	$203,582	$214,234	$614,546	$630,581

Earnings (losses) before income taxes for the third quarters and first nine months of 2018 and 2017 were as follows.

	Earnings (Losses) Before Income Taxes
	Third Quarter		First Nine Months
	2018	2017	2018	2017
Operating Businesses:
Restaurant Operations:
Steak n Shake	$(3,172)	$(3,283)	$(1,505)	$1,038
Western	516	479	1,564	1,514
Total Restaurant Operations	(2,656)	(2,804)	59	2,552
First Guard	1,813	834	4,624	3,135
Maxim	111	45	(90)	(487)
Other	171	174	474	515
Total Operating Businesses	(561)	(1,751)	5,067	5,715
Corporate and Investments:
Corporate	(2,366)	(1,600)	(8,536)	(6,285)
Investment partnership gains (losses)	(19,008)	(43,859)	(23,854)	(31,589)
Total Corporate and Investments	(21,374)	(45,459)	(32,390)	(37,874)
Interest expense on notes payable and other borrowings	(2,967)	(2,716)	(8,619)	(8,321)
	$(24,902)	$(49,926)	$(35,942)	$(40,480)

Index

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2018, Mr. Biglari’s beneficial ownership was approximately 56.3% of the Company’s outstanding Class A common stock and 54.3% of the Company’s outstanding Class B common stock.

Issuance of Dual Class Common Stock

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

	Third Quarter		First Nine Months
	2018	2017	2018	2017
Operating businesses:
Restaurant	$354	$2,309	$1,914	$5,500
Insurance	1,425	545	3,629	2,037
Media	86	28	(69)	(314)
Other	127	106	351	315
Total operating businesses	1,992	2,988	5,825	7,538
Corporate	(581)	(2,879)	(6,726)	(7,137)
Investment partnership gains (losses)	(12,889)	(23,126)	(15,691)	(14,638)
Interest expense on notes payable and other borrowings	(2,225)	(1,683)	(6,464)	(5,158)
	$(13,703)	$(24,700)	$(23,056)	$(19,395)

Our restaurant businesses include Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”). As of September 30, 2018, Steak n Shake comprised 414 company-operated restaurants and 214 franchised units. Western comprised 4 company-operated restaurants and 58 franchised units.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our insurance business is composed of First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”). First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.

Our media business is composed of Maxim Inc. (“Maxim”). Maxim’s business lies principally in media and licensing.

Restaurants

Steak n Shake and Western comprise 690 company-operated and franchised restaurants as of September 30, 2018.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company- operated	Franchised	Total
Total stores as of December 31, 2017	415	200	4	58	677
Net restaurants opened (closed)	(1)	14	—	—	13
Total stores as of September 30, 2018	414	214	4	58	690

Total stores as of December 31, 2016	417	173	3	64	657
Net restaurants opened (closed)	—	26	1	(4)	23
Total stores as of September 30, 2017	417	199	4	60	680

Earnings of our restaurant operations are summarized below.

	Third Quarter				First Nine Months
	2018		2017		2018		2017
Revenue
Net sales	$186,368		$199,980		$563,736		$587,532
Franchise royalties and fees	7,762		5,125		22,637		16,030
Other revenue	911		967		3,196		3,071
Total revenue	195,041		206,072		589,569		606,633

Restaurant cost of sales
Cost of food	55,977	30.0%	63,388	31.7%	169,022	30.0%	179,191	30.5%
Restaurant operating costs	100,393	53.9%	102,620	51.3%	297,061	52.7%	301,431	51.3%
Rent	4,848	2.6%	4,718	2.4%	14,044	2.5%	13,880	2.4%
Total cost of sales	161,218		170,726		480,127		494,502

Selling, general and administrative
General and administrative	14,985	7.7%	16,167	7.8%	46,949	8.0%	44,746	7.4%
Marketing	13,757	7.1%	12,926	6.3%	39,436	6.7%	38,637	6.4%
Other expenses	1,067	0.5%	1,554	0.8%	2,490	0.4%	3,639	0.6%
Total selling, general and administrative	29,809	15.3%	30,647	14.9%	88,875	15.1%	87,022	14.3%

Depreciation and amortization	4,679	2.4%	5,245	2.5%	14,180	2.4%	15,701	2.6%

Interest on obligations under leases	1,991		2,258		6,328		6,856

Earnings (loss) before income taxes	(2,656)		(2,804)		59		2,552

Income tax expense (benefit)	(3,010)		(5,113)		(1,855)		(2,948)

Contribution to net earnings	$354		$2,309		$1,914		$5,500

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.

General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales during the third quarter and first nine months of 2018 were $186,368 and $563,736, respectively, representing a decrease of $13,612 over the third quarter and $23,796 over the first nine months of 2017. The decreased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales, which decreased 6.9% whereas customer traffic decreased 6.6% during the third quarter.  Steak n Shake’s same-store sales decreased 4.0% whereas customer traffic decreased 6.8% during the first nine months. The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period.

In the third quarter and first nine months of 2018 franchise royalties and fees increased $2,637 and $6,607, respectively, compared to those in 2017. The increase was primarily due to the adoption of new accounting guidance. The new guidance increased franchise revenue by $2,157 and $6,859 for the third quarter and first nine months of 2018, respectively. Steak n Shake opened 14 franchise units and closed three franchise units during the third quarter of 2018. There were 214 Steak n Shake franchise units as of September 30, 2018 compared to 199 franchise units as of September 30, 2017.

Cost of food in the third quarter and first nine months of 2018 was $55,977 or 30.0% of net sales and $169,022 or 30.0% of net sales, respectively, compared to the third quarter and first nine months in 2017 of $63,388 or 31.7% of net sales and $179,191 or 30.5% of net sales, respectively. The decrease as a percentage of net sales during the third quarter of 2018 was attributable to decreased commodities costs.

Restaurant operating costs during the third quarter of 2018 were $100,393 or 53.9% of net sales compared to $102,620 or 51.3% of net sales in 2017. Restaurant operating costs during the first nine months of 2018 were $297,061 or 52.7% of net sales compared to $301,431 or 51.3% of net sales in 2017.  Costs as a percentage of net sales increased during the third quarter of 2018 by 2.6% and during the first nine months by 1.4% compared to 2017. The increase as a percentage of net sales was principally due to higher wages and benefits.

General and administrative expenses during the third quarter and first nine months of 2018 were $14,985 or 7.7% of total revenues and $46,949 or 8.0% of total revenues, respectively, compared to expenses in the third quarter and first nine months of 2017, which were $16,167 or 7.8% of total revenues and $44,746 or 7.4% of total revenues, respectively.  General and administrative expenses during the first nine months of 2018 compared to 2017 were primarily due to higher legal and professional fees.

Marketing expenses during the third quarter and first nine months of 2018 were $13,757 or 7.1% of total revenues and $39,436 or 6.7% of total revenues, respectively, compared to expenses in the third quarter and first nine months of 2017, which were $12,926 or 6.3% of total revenues and $38,637 or 6.4% of total revenues, respectively. Marketing expenses decreased during the third quarter and the first nine months principally by discontinued sponsorships of $686 and $2,273, respectively, and a reduction to outdoor marketing of $1,023 and $2,197, respectfully. The decrease in marketing expenses was offset by the adoption of new accounting guidance. New ASC 606 accounting guidance requires the Company to recognize franchise fees as revenue instead of recording an offset to marketing expense. The new guidance increased marketing expenses by $2,425 and $7,388 for the third quarter and first nine months of 2018, respectively.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers. Earnings of our insurance business are summarized below.

	Third Quarter		First Nine Months
	2018	2017	2018	2017
Premiums written	$6,743	$6,125	$19,576	$18,063

Insurance losses	3,824	4,213	11,238	11,506
Underwriting expenses	1,322	1,166	4,309	3,636
Pre-tax underwriting gain	1,597	746	4,029	2,921
Other income and expenses
Investment income and commissions	295	160	754	485
Other income (expense)	(79)	(72)	(159)	(271)
Total other income	216	88	595	214
Earnings before income taxes	1,813	834	4,624	3,135
Income tax expense	388	289	995	1,098
Contribution to net earnings	$1,425	$545	$3,629	$2,037

First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone.  First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

Premiums written during the third quarter of 2018 were $6,743, an increase of $618 or 10.1% compared to 2017. Premiums written during the first nine months of 2018 were $19,576, an increase of $1,513 or 8.4% compared to 2017. Pre-tax underwriting gain was $1,597 and $4,029 in the third quarter and first nine months of 2018, respectively, compared to $746 and $2,921 in the third quarter and first nine months of 2017, respectively.

Insurance premiums and other on the statement of earnings includes premiums written, investment income and commissions. In the preceding table, investment income and commissions are included in other income.

Media

Maxim’s business lies principally in media and licensing. Earnings of our media operations are summarized below.

	Third Quarter		First Nine Months
	2018	2017	2018	2017
Revenue	$1,503	$1,877	$4,647	$5,400

Media cost of sales	1,065	1,465	3,562	4,699
General and administrative expenses	321	355	1,155	1,150
Depreciation and amortization	6	12	20	38
Earnings (loss) before income taxes	111	45	(90)	(487)
Income tax expense (benefit)	25	17	(21)	(173)
Contribution to net earnings	$86	$28	$(69)	$(314)

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We acquired Maxim in 2014 with the idea of transforming its business model. The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.

We have taken the risk on the belief that the probability for gain in value more than justifies the risk of loss.

Investment Partnership Gains (Losses)

Earnings (loss) from our investments in partnerships are summarized below.

	Third Quarter		First Nine Months
	2018	2017	2018	2017
Investment partnership gains (losses)	$(19,008)	$(43,859)	$(23,854)	$(31,589)
Tax expense (benefit)	(6,119)	(20,733)	(8,163)	(16,951)
Contribution to net earnings	$(12,889)	$(23,126)	$(15,691)	$(14,638)

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

Interest Expense

The Company’s interest expense is summarized below.

	Third Quarter		First Nine Months
	2018	2017	2018	2017
Interest expense on notes payable and other borrowings	$2,967	$2,716	$8,619	$8,321
Tax benefit	742	1,033	2,155	3,163
Interest expense net of tax	$2,225	$1,683	$6,464	$5,158

The outstanding balance on Steak n Shake’s credit facility on September 30, 2018 was $184,248 compared to $186,448 on September 30, 2017. The interest rate was 6.00% as of September 30, 2018 and 4.99% as of September 30, 2017.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and other companies. Corporate net losses during the third quarter and first nine months of 2018 were $581 and $6,726 respectively, versus net losses of $2,879 and $7,137 during the third quarter and first nine months of 2017, respectively.

Income Tax Expense

Income tax benefit for the third quarter of 2018 was $11,199 compared to $25,226 for the third quarter of 2017. Income tax benefit for the first nine months of 2018 was $12,886 compared to $21,085 for the first nine months of 2017. The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The U.S. corporate federal statutory income tax rate was reduced from 35.0% to 21.0% for tax years beginning in 2018. The variance in income taxes between 2018 and 2017 is attributable to the reduced corporate tax rate and taxes on income and losses generated by the investment partnerships.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

Our consolidated shareholders’ equity on September 30, 2018 was $528,418, a decrease of $42,910 compared to the December 31, 2017 balance. The decrease during the first nine months of 2018 was primarily attributable to net losses of $23,056 and an increase in treasury stock of $19,152. The increase in treasury stock was primarily for our proportionate interest in shares of the Company’s stock purchased during 2018 by The Lion Fund II, L.P. under a Rule 10b5-1 trading plan. The shares purchased by the investment partnership are legally outstanding but under accounting convention the Company’s proportional ownership of the shares is reflected as treasury shares in the consolidated financial statements.

Consolidated cash and investments are summarized below.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$48,345	$58,577
Investments	36,353	27,752
Fair value of interest in investment partnerships	746,658	925,279
Total cash and investments	831,356	1,011,608
Less portion of Company stock held by investment partnerships	(250,003)	(359,258)
Carrying value of cash and investments on balance sheet	$581,353	$652,350

Liquidity

Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	First Nine Months
	2018	2017
Net cash provided by (used in) operating activities	$(5,584)	$16,944
Net cash provided by (used in) investing activities	2,221	(9,714)
Net cash used in financing activities	(5,797)	(20,885)
Effect of exchange rate changes on cash	(63)	145
Decrease in cash, cash equivalents and restricted cash	$(9,223)	$(13,510)

Cash used in operating activities was $5,584 during the first nine months of 2018 compared to cash provided by operating activities of $16,944 during the first nine months of 2017. The decrease in cash from operating activities was primarily due to a use of cash in working capital accounts of $17,975 during 2018. The changes in the 2018 working capital accounts was primarily due to the payment for the accrued 2017 incentive fee of $7,353 and $5,479 of gift cards redeemed net of gift cards sold.

Net cash provided by investing activities during the first nine months of 2018 was $2,221 compared to net cash used in investing activities of $9,714 during the first nine months of 2017. The increase in net cash for investing activities was primarily due to a return of capital from the investment partnerships of $26,000 during 2018.

During the first nine months of 2018 and 2017 we incurred debt payments of $5,846 and $20,915, respectively. Debt obligations were reduced during 2017 because of additional principal payments on long-term debt.

We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, cash on hand, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000 and a senior secured revolving credit facility in an aggregate principal amount of up to $30,000. On October 27, 2017, Steak n Shake determined to end the use of its senior secured revolving credit facility. In 2017, Steak n Shake deposited cash to satisfy required collateral for casualty insurance previously collateralized by letters of credit issued through the revolving credit facility. The deposits are recorded in other assets as restricted cash in the consolidated balance sheets.

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

The interest rate on the term loan was 6.00% as of September 30, 2018.

The credit agreement includes customary affirmative and negative covenants and events of default. As of September 30, 2018, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of September 30, 2018, $184,248 was outstanding under the term loan.

Western Revolver

As of September 30, 2018, no amount was outstanding under the Western revolver.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $53,301 along with a corresponding change in shareholders’ equity of approximately 8%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. At September 30, 2018, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $1,400 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in the first nine months of 2018 and 2017.

ITEM 4.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Date: November 2, 2018
/
Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller

