Form 10-K
period 2018-12-31
Biglari Holdings Inc.
filed 2019-02-25
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-38477

BIGLARI HOLDINGS INC.

(Exact name of registrant as specified in its charter)

INDIANA	82-3784946
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

17802 IH 10 West, Suite 400 San Antonio, Texas	78257
(Address of principal executive offices)	(Zip Code)

(210) 344-3400

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, no par value Class B Common Stock, no par value	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $257,082,107.

Number of shares of common stock outstanding as of February 18, 2019:

Class A common stock –	206,864
Class B common stock –	2,068,640

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1.	Business

Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.

As of December 31, 2018, Mr. Biglari’s beneficial ownership was approximately 56.9% of the Company’s outstanding Class A common stock and 54.3% of the Company’s outstanding Class B common stock.

Issuance of Dual Class Common Stock

On March 5, 2018, the Company entered into an agreement with its predecessor registrant, now known as OBH Inc. (the “Predecessor”), and BH Merger Company, a wholly owned subsidiary of the Company. Pursuant to the agreement on April 30, 2018, BH Merger Company merged with and into the Predecessor, with the Predecessor continuing as the surviving corporation and a wholly owned subsidiary of the Company.

As a result of the April 30, 2018 transaction, the Company has two classes of common stock, designated Class A common stock and Class B common stock. A share of Class B common stock has economic rights equivalent to 1/5th of a share of Class A common stock; however, Class B common stock has no voting rights. Upon completion of the transaction, every ten (10) shares of common stock outstanding on April 30, 2018 converted into (i) ten (10) shares of Class B common stock and (ii) one (1) share of Class A common stock.

Since May 1, 2018, the shares of the Company’s Class A common stock have traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BH.A” and the shares of the Company’s Class B common stock have traded on the NYSE under the ticker symbol “BH”.

Restaurant Operations

The Company’s restaurant operations are conducted through two subsidiaries: Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western Sizzlin”). As of December 31, 2018, Steak n Shake had 413 company-operated restaurants and 213 franchise units. Western Sizzlin had 4 company-operated restaurants and 55 franchise units.

Steak n Shake is engaged in the ownership, operation, and franchising of Steak n Shake restaurants. Founded in 1934 in Normal, Illinois, Steak n Shake is a classic American brand serving premium burgers and milkshakes. Steak n Shake is headquartered in Indianapolis, Indiana.

Western Sizzlin is engaged primarily in the franchising of restaurants. Founded in 1962 in Augusta, Georgia, Western Sizzlin offers signature steak dishes as well as other classic American menu items. Western Sizzlin also operates two other concepts: Great American Steak & Buffet, and Wood Grill Buffet. Western Sizzlin is headquartered in Roanoke, Virginia.

Operations

A typical restaurant’s management team consists of a general manager, a restaurant manager and other managers depending on the operating complexity and sales volume of the restaurant. Each restaurant’s general manager has primary responsibility for the day-to-day operations of his or her unit. Restaurant operations obtain food products and supplies from independent national distributors. Purchases are centrally negotiated to ensure uniformity in product quality.

Franchising

Restaurant operations’ franchising program extends the brands to areas in which there are no current development plans for company stores. The expansion plans include seeking qualified new franchisees and expanding relationships with current franchisees. Restaurant operations typically seek franchisees with both the financial resources necessary to fund successful development and significant experience in the restaurant/retail business. Both restaurant chains assist franchisees with the development and ongoing operation of their restaurants. In addition, personnel assist franchisees with site selection, approve restaurant sites, and provide prototype plans, construction support and specifications. Restaurant operations’ staff provides both on-site and off-site instruction to franchise restaurant management and associates.

In addition to the traditional franchise arrangements described above, Steak n Shake initiated a new franchise partner program during 2018 to transition company-operated restaurants to such franchisees. The franchise agreement stipulates that the franchisee make an upfront investment totaling $10,000. Steak n Shake, as the franchisor, assesses a fee of up to 15% of sales as well as 50% of profits. Potential franchisees are screened based on entrepreneurial attitude and ability, but they become franchise partners based on achievement. Each must meet the gold standard in service. Franchise partners are required to be hands-on operators. We limit a franchisee to a single location.

International

We have a corporate office in Monaco and an international organization with personnel in various functions to support our international business. As of December 31, 2018, we operated three company locations in Europe to promote the Steak n Shake brand to prospective franchisees. Similar to our traditional domestic franchise agreements, a typical international franchise development agreement includes development and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. As of December 31, 2018, there were a total of 29 franchise units in Europe and the Middle East.

Competition

The restaurant business is one of the most intensely competitive industries. As there are virtually no barriers to entry into the restaurant business, competitors may include national, regional and local establishments. There may be established competitors with financial and other resources that are greater than the Company’s restaurant operations capabilities. Restaurant businesses compete on the basis of price, menu, food quality, location, and customer service. The restaurant business is often affected by changes in consumer tastes and by national, regional, and local economic conditions. The performance of individual restaurants may be impacted by factors such as traffic patterns, demographic trends, weather conditions, and competing restaurants.

Government regulations

The Company is subject to various global, federal, state and local laws affecting its restaurant operations. Each of the restaurants must comply with licensing and regulation by a number of governmental authorities, i.e., health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located. Various federal and state labor laws govern our relationship with our employees, e.g., minimum wage, overtime pay, unemployment tax, and workers’ compensation. Federal state and local government agencies have established or are in the process of establishing regulations requiring that we disclose nutritional information. To date, none of the Company’s restaurant operations have been materially adversely affected by such laws or been affected by any difficulty, delay or failure to obtain required licenses or approvals.

Trademark and licenses

The name and reputation of Steak n Shake is a material asset and management protects it and other service marks through appropriate registrations.

Insurance Business

Our insurance business is composed of First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”). First Guard is a direct underwriter of commercial truck insurance, selling physical damage and nontrucking liability insurance to truckers. First Guard is headquartered in Venice, Florida.

First Guard competes for truck insurance with other companies. The commercial truck insurance business is highly competitive in the areas of price and service. Vigorous competition is provided by large, well-capitalized companies and by small regional insurers. First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone. First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost truck insurer. First Guard uses its own claim staff to manage claims. Seasonal variations in First Guard’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of claims.

The insurance business is stringently regulated by state insurance departments. First Guard operates under licenses issued by various insurance authorities. Such supervision and regulation include matters relating to authorized lines of business, capital and surplus requirements, licensing of insurers, investments, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends, and a variety of other financial and non-financial matters.

Media and Licensing Business

Maxim’s business lies principally in media and licensing. Maxim is headquartered in New York City, New York.

Maxim competes for licensing business with other companies. The nature of the licensing business is predicated on projects that materialize with irregularity. In addition, publishing is a highly competitive business. The Company's magazines and related publishing products and services compete with other mass media, including the Internet and many other leisure-time activities. Competition for advertising dollars is based primarily on advertising rates, circulation levels, reader demographics, advertiser results, and sales team effectiveness.

Maxim products are marketed under various registered brand names, including, but not limited to, “MAXIM®” and “Maxim®”.

Investments

The Company and its subsidiaries have invested in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, “the investment partnerships”). The investment partnerships operate as private investment funds. As of December 31, 2018, the fair value of the investments was $715.1 million. These investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements.

Employees

The Company employs 18,684 persons.

Additional information with respect to Biglari Holdings’ businesses

Information related to our reportable segments may be found in Part II, Item 8 of this Form 10-K.

Biglari Holdings maintains a website (www.biglariholdings.com) where its annual reports, press releases, interim shareholder reports and links to its subsidiaries’ websites can be found. Biglari Holdings’ periodic reports filed with the Securities and Exchange Commission (the “SEC”), which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC and through Biglari Holdings’ website. In addition, corporate governance documents such as Corporate Governance Guidelines, Code of Conduct, Governance, Compensation and Nominating Committee Charter and Audit Committee Charter are posted on the Company’s website and are available without charge upon written request. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this report on Form 10-K.

Item 1A.	Risk Factors

Biglari Holdings and its subsidiaries (referred to herein as “we,” “us,” “our,” or similar expressions) are subject to certain risks and uncertainties in its business operations which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

Risks relating to Biglari Holdings

We are dependent on our Chairman and CEO.

Our success depends on the services of Sardar Biglari, Chairman and Chief Executive Officer. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. If for any reason the services of Mr. Biglari were to become unavailable, a material adverse effect on our business could occur.

Sardar Biglari, Chairman and CEO, beneficially owns over 50% of our outstanding shares of common stock, enabling Mr. Biglari to exert control over matters requiring shareholder approval.

Mr. Biglari has the ability to control the outcome of matters submitted to our shareholders for approval, including the election or removal of directors, the amendment of our certificate of incorporation or bylaws, along with other significant transactions. In addition, Mr. Biglari has the ability to control the management and affairs of the Company. This control position may conflict with the interests of some or all of the Company’s passive shareholders, and reduce the possibility of a merger proposal, tender offer or proxy contest for the removal of directors.

We are a “controlled company” within the meaning of the New York Stock Exchange rules and thus can rely on exemptions from certain corporate governance requirements.

Because Mr. Biglari beneficially owns more than 50% of the Company’s outstanding voting stock, we are considered a “controlled company” pursuant to New York Stock Exchange rules. As a result, we are not required to comply with certain director independence and board committee requirements.

Our historical growth rate is not indicative of our future growth.

When evaluating our historical growth and prospects for future growth, it is important to consider that while our business philosophy has remained constant our mix of business has changed and will continue to change. Our business model makes it difficult to assess our prospects for future growth.

Biglari Holdings’ access to capital is subject to restrictions that may adversely affect its ability to satisfy its cash requirements or implement its growth strategy.

We are a holding company and are largely dependent upon dividends and other sources of funds from our subsidiaries in order to meet our needs. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings. In addition, the ability of our insurance subsidiaries to pay dividends to Biglari Holdings is regulated by state insurance laws, which limit the amount of, and in certain circumstances may prohibit the payment of, cash dividends. Furthermore, as a result of our substantial investments in The Lion Fund, L.P. and The Lion Fund II, L.P., investment partnerships controlled by Mr. Biglari, our access to capital is restricted by the terms of their respective partnership agreements, as described more fully below. There is also a high likelihood that we will make additional investments in these investment partnerships. Taken together, these restrictions may result in our having insufficient funds to satisfy our cash requirements. As a result, we may need to look to other sources of capital which may be more expensive or may not be available.

Competition.

Each of our operating businesses faces intense competitive pressure within the markets in which they operate. Competition may arise domestically as well as internationally. Accordingly, future operating results will depend to some degree on whether our operating units are successful in protecting or enhancing their competitive advantages. If our operating businesses are unsuccessful in these efforts, our periodic operating results may decline from current levels in the future. We also highlight certain competitive risks in the sections below.

Unfavorable domestic and international economic, societal and political conditions could hurt our operating businesses.

To the extent that the economy worsens for a prolonged period of time, one or more of our significant operations could be materially harmed. In addition, our restaurant operations depend on having access to borrowed funds through the capital markets at reasonable rates. To the extent that access to credit is restricted or the cost of funding increases, our business could be adversely affected.

Our operating businesses face a variety of risks associated with doing business in foreign markets.

There is no assurance that our international operations will remain profitable. Our international operations are subject to all of the risks associated with our domestic operations, as well as a number of additional risks, varying substantially country by country. These include, inter alia, international economic and political conditions, corruption, terrorism, social and ethnic unrest, foreign currency fluctuations, differing cultures and consumer preferences. Our expansion into international markets could also create risks to our brands.

In addition, we may become subject to foreign governmental regulations that impact the way we do business with our international franchisees and vendors. These include antitrust and tax requirements, anti-boycott regulations, international trade regulations, the USA Patriot Act, the Foreign Corrupt Practices Act, and applicable local law. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could harm our business and our financial condition.

Potential changes in law or regulations may have a negative impact on our Class A common stock and Class B common stock.

In prior years, bills have been introduced in Congress that, if enacted, would have prohibited the listing of common stock on a national securities exchange if such common stock was part of a class of securities that has no voting rights or carries disproportionate voting rights. Although these bills have not been acted upon by Congress, there can be no assurance that such a bill (or a modified version thereof) will not be introduced in Congress in the future. Legislation or other regulatory developments could make the shares of Class A common stock and Class B common stock ineligible for trading on the NYSE or other national securities exchanges.

We may not be able to adequately protect our intellectual property, which could decrease the value of our brand and products.

The success of our business depends on the continued ability to use the existing trademarks, service marks, and other components of our brand to increase brand awareness and further develop branded products. While we take steps to protect our intellectual property, our rights to our trademarks could be challenged by third parties or our use of these trademarks may result in a liability for trademark infringement, trademark dilution, or unfair competition, adversely affecting our profitability. We may also become subject to these risks in the international markets in which we operate and in which we plan to expand. Any impairment of our intellectual property or brands, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, could adversely impact our business, financial condition and results of operations.

Litigation could have a material adverse effect on our financial position, cash flows and results of operations.

We are or may be from time to time a party to various legal actions, investigations and other proceedings brought by employees, consumers, policyholders, suppliers, shareholders, government agencies or other third parties in connection with matters pertaining to our business, including related to our investment activities. The outcome of such matters is often difficult to assess or quantify and the cost to defend future proceedings may be significant. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any negative allegation regarding our Company, our business or our products could adversely affect our reputation. While we believe that the ultimate outcome of routine legal proceedings individually and in the aggregate will not have a material impact on our financial position, we cannot assure that an adverse outcome on, or reputational damage from, any of these matters would not, in fact, materially impact our business and results of operations for the period when these matters are completed or otherwise resolved.

Certain agreements with our Chairman and CEO may have an adverse effect on our financial position.

We have entered into a license agreement with Sardar Biglari, Chairman and Chief Executive Officer, under which Mr. Biglari has granted the Company an exclusive license to use his name when connected to the provision of certain products and services, as well as a sublicense agreement with Steak n Shake that, inter alia, grants Steak n Shake the right to use the trademark “Steak n Shake by Biglari.” In the event of a change of control of the Company or Mr. Biglari’s termination without cause or resignation following specified occurrences, including (1) his removal as Chairman of the Board or Chief Executive Officer or (2) his not maintaining sole capital allocation authority, Mr. Biglari would be entitled to receive revenue-based royalty payments related to the usage of his name under the terms of the license agreement for a defined period of no less than five years. In addition, we have an incentive agreement with Mr. Biglari, in which he is entitled to receive performance-based annual incentive payments contingent on the growth of the Company’s adjusted book value in each fiscal year.

Risks Relating to Our Restaurant Operations

Our restaurant operations face intense competition from a wide range of industry participants.

The restaurant business is one of the most competitive industries. As there are virtually no barriers to entry into the restaurant business, competitors may include national, regional and local establishments. There may be established competitors with financial and other resources that are greater than the Company’s restaurant operations capabilities. Restaurant businesses compete on the basis of price, menu, food quality, location, and customer service. The restaurant business is often affected by changes in consumer tastes and by national, regional, and local economic conditions. The performance of individual restaurants may be impacted by factors such as traffic patterns, demographic trends, weather conditions, and competing restaurants. Additional factors that may adversely affect the restaurant industry include, but are not limited to, food and wage inflation, safety, and food-borne illness.

Changes in economic conditions may have an adverse impact on our restaurant operations.

Our restaurant operations are subject to normal economic cycles affecting the economy in general or the restaurant industry in particular. The restaurant industry has been affected by economic factors, including the deterioration of global, national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns. The disruptions experienced in the global economy and volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer restaurant spending, which could be harmful to our financial position and results of operations. As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations. In addition, macroeconomic disruptions could adversely impact the availability of financing for our franchisees’ expansions and operations.

Our cash flows and financial position could be negatively impacted if we are unable to comply with the restrictions and covenants in Steak n Shake’s debt agreements.

Covenants in Steak n Shake’s credit facility include restrictions on, among other things, its ability to incur additional indebtedness and to make distributions to the Company. Steak n Shake’s ability to make payments on its credit facility and to fund operations depends on its ability to generate cash, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Steak n Shake may not generate sufficient cash flow from operations to service this debt or to fund its other liquidity needs. Steak n Shake’s failure to service its debt could constitute an event of default that, if not cured or waived, could result, among other things, in the acceleration of their indebtedness, which could negatively impact our operations. However, neither the Company nor any of our affiliates provide any guarantees of Steak n Shake’s debts.

Fluctuations in commodity and energy prices and the availability of commodities, including beef and dairy, could affect our restaurant business.

The cost, availability and quality of ingredients restaurant operations use to prepare their food is subject to a range of factors, many of which are beyond their control. A significant component of our restaurant business’ costs is related to food commodities, including beef and dairy products, which can be subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, changes in commodity markets, and other factors. If there is a substantial increase in prices for these food commodities, our results of operations may be negatively affected. In addition, our restaurants are dependent upon frequent deliveries of perishable food products that meet certain specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather, or other conditions could adversely affect the availability, quality, and cost of ingredients, which would likely lower revenues, damage our reputation, or otherwise harm our business.

Adverse weather conditions or losses due to casualties could negatively impact our operating performance.

Property damage caused by casualties and natural disasters, instances of inclement weather, flooding, hurricanes, fire, and other acts of nature can adversely impact sales in several ways. Many of Steak n Shake’s and Western Sizzlin’s restaurants are located in the Midwest and Southeast portions of the United States. During the first and fourth quarters, restaurants in the Midwest may face harsh winter weather conditions. During the third and fourth quarters, restaurants in the Southeast may experience hurricanes or tropical storms. Our sales and operating results may be negatively affected by these harsh weather conditions, which could make it more difficult for guests to visit our restaurants, necessitate the closure of restaurants, cause physical damage, or lead to a shortage of employees.

We are subject to health, employment, environmental, and other government regulations, and failure to comply with existing or future government regulations could expose us to litigation or penalties, damage our reputation, and lower profits.

We are subject to various global, federal, state, and local laws and regulations affecting our restaurant operations. Changes in existing laws, rules and regulations applicable to us, or increased enforcement by governmental authorities, may require us to incur additional costs and expenses necessary for compliance. If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be accordingly harmed. Injury to our reputation would, in turn, likely reduce revenues and profits.

The development and construction of restaurants is subject to compliance with applicable zoning, land use, and environmental regulations. Difficulties in obtaining, or failure to obtain, the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

In recent years, there has been an increased legislative, regulatory, and consumer focus on nutrition and advertising practices in the food industry. As a result, restaurant operations may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food products, which could increase expenses. The operation of the Steak n Shake and Western Sizzlin franchise system is also subject to franchise laws and regulations enacted by a number of states, and to rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationship with franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales. Further national, state and local government initiatives, such as mandatory health insurance coverage, or proposed increases in minimum wage rates could adversely affect our business.

Risks Relating to Our Investment Activities

Our investment activities are conducted primarily through outside investment partnerships, The Lion Fund, L.P. and The Lion Fund II, L.P., which are controlled by Mr. Biglari.

Our investment activities are conducted mainly through these outside investment partnerships. Under the terms of their partnership agreements, each contribution made by the Company to the investment partnerships is subject to a five-year lock-up period, and any distribution upon our withdrawal of funds will be paid out over a two-year period (and may be paid in-kind rather than in cash, thus increasing the difficulty of liquidating these investments). As a result of these provisions and our consequent inability to access this capital for a defined period, our capital invested in the investment partnerships may be subject to an increased risk of loss of all or a significant portion of value, and we may become unable to meet our capital requirements. There is a high likelihood that we will make additional investments in these investment partnerships in the future.

We also have a services agreement with Biglari Capital Corp., the general partner of the investment partnerships (“Biglari Capital”), and Biglari Enterprises LLC (collectively, the “Biglari Entities”), in which the Company will pay a fixed fee to the Biglari Entities for business and administrative-related services. The Biglari Entities are owned by Mr. Biglari. There can be no assurance that the fees paid will be commensurate with the benefits received.

The incentive allocation to which Mr. Biglari, as Chairman and Chief Executive Officer of Biglari Capital, is entitled under the terms of the respective partnership agreements is equal to 25% of the net profits allocated to the limited partners in excess of a 6% hurdle rate over the previous high-water mark.

Our investments are unusually concentrated and fair values are subject to a loss in value.

Our investments are predominantly held through the investment partnerships, which generally invest in common stocks. These investments are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc. A significant decline in the major values of these investments may produce a large decrease in our consolidated shareholders’ equity and can have a material adverse effect on our consolidated book value per share and earnings.

We are subject to the risk of possibly becoming an investment company under the Investment Company Act of 1940.

We run the risk of inadvertently becoming an investment company, which would require us to register under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Registered investment companies are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies.

To avoid becoming and registering as an investment company under the Investment Company Act, we operate as an ongoing enterprise, with approximately 19,000 employees, along with an asset base from which to pursue acquisitions. Furthermore, Section 3(c)(3) of the Investment Company Act excludes insurance companies from the definition of “investment company”. Because we monitor the value of our investments and structure transactions accordingly, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, adverse developments with respect to our ownership of certain of our operating subsidiaries, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings, could result in our inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

Risks Relating to Our Insurance Business

Our success depends on our ability to underwrite risks accurately and to charge adequate rates to policyholders.

Our results of operations depend on our ability to underwrite and set rates accurately for risks assumed. A primary role of the pricing function is to ensure that rates are adequate to generate sufficient premiums to pay losses, loss adjustment expenses, and underwriting expenses.

Our insurance business is vulnerable to significant catastrophic property loss, which could have an adverse effect on its financial condition and results of operations.

Our insurance business faces a significant risk of loss in the ordinary course of its business for property damage resulting from natural disasters, man-made catastrophes and other catastrophic events. These events typically increase the frequency and severity of commercial property claims. Because catastrophic loss events are by their nature unpredictable, historical results of operations may not be indicative of future results of operations, and the occurrence of claims from catastrophic events may result in significant volatility in our insurance business’ financial condition and results of operations from period to period. We attempt to manage our exposure to these events through reinsurance programs, although there is no assurance we will be successful in doing so.

Our insurance business is subject to extensive existing state, local and foreign governmental regulations that restrict its ability to do business and generate revenues.

Our insurance business is subject to regulation in the jurisdictions in which it operates. These regulations may relate to, among other things, the types of business that can be written, the rates that can be charged for coverage, the level of capital and reserves that must be maintained, and restrictions on the types and size of investments that can be placed. Regulations may also restrict the timing and amount of dividend payments. Accordingly, existing or new regulations related to these or other matters or regulatory actions imposing restrictions on our insurance business may adversely impact its results of operations.

Risks Relating to Our Media and Licensing Business

Our media business faces significant competition from other magazine publishers and new forms of media, including digital media, and as a result our media business may not be able to improve its operating results.

Our media business competes principally with other magazine publishers. The proliferation of choices available to consumers for information and entertainment has resulted in audience fragmentation and has negatively impacted overall consumer demand for print magazines and intensified competition with other magazine publishers for share of print magazine readership. Our media business also competes with digital publishers and other forms of media. This competition has intensified as a result of the growing popularity of mobile devices and the shift in preference of some consumers from print media to digital media for the delivery and consumption of content.

Competition among print magazine and digital publishers for advertising is primarily based on the circulation and readership of magazines and the number of visitors to websites, respectively, and the demographics of customers, advertising rates, plus the effectiveness of advertising sales teams. The proliferation of new platforms available to advertisers, combined with continuing competition from print platforms, has impacted both the amount of advertising our media business is able to sell and the rates it can command.

Our pursuit of licensing opportunities for the Maxim brand may prove to be unsuccessful.

Maxim’s success depends to a significant degree upon its ability to develop new licensing agreements to expand its brand. However, these licensing efforts may be unsuccessful. We may be unable to secure favorable terms for future licensing arrangements, which could lead to, among other things, disputes with licensing partners that hinder our ability to grow the Maxim brand. Future licensing partners may also fail to honor their contractual obligations or take other actions that can diminish the value of the Maxim brand. Disputes could also arise that prevent or delay our ability to collect licensing revenues under these arrangements. If any of these developments occur or our licensing efforts are otherwise not successful, the value and recognition of the Maxim brand, as well as the prospects of our media business, could be materially, adversely affected.

Our media business is exposed to risks associated with weak economic conditions.

Because magazines are generally discretionary purchases for consumers, circulation revenues are sensitive to general economic conditions and economic cycles. Certain economic conditions such as general economic downturns, including periods of increased inflation, unemployment levels, interest rates, gasoline and other energy prices, or declining consumer confidence, may negatively impact consumer spending. Reduced consumer spending or a shift in consumer spending patterns away from discretionary items will likely result in reduced demand for our media business’ magazines and may result in decreased revenues.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Restaurant Properties

As of December 31, 2018, restaurant operations included 685 company-operated and franchise locations. Restaurant operations own the land and building for 153 restaurants. The following table lists the locations of the restaurants, as of December 31, 2018.

	Steak n Shake		Western Sizzlin
	Company Operated	Franchise	Company Operated	Franchise	Total
Domestic:
Alabama	2	7	-	6	15
Arizona	1	1	-	-	2
Arkansas	-	7	-	16	23
California	1	6	-	1	8
Colorado	2	2	-	-	4
Delaware	-	1	-	-	1
Florida	80	4	-	-	84
Georgia	22	17	-	5	44
Illinois	61	10	-	-	71
Indiana	68	5	-	-	73
Iowa	3	-	-	-	3
Kansas	-	4	-	-	4
Kentucky	14	10	-	-	24
Louisiana	-	1	-	-	1
Maryland	-	1	-	1	2
Michigan	19	-	-	-	19
Mississippi	-	4	-	1	5
Missouri	37	24	-	-	61
Nevada	-	6	-	-	6
North Carolina	6	11	-	6	23
Ohio	63	3	-	1	67
Oklahoma	-	3	-	7	10
Pennsylvania	7	6	-	-	13
South Carolina	1	5	-	3	9
Tennessee	9	17	-	4	30
Texas	14	18	-	1	33
Virginia	-	8	3	3	14
Washington	-	1	-	-	1
West Virginia	-	2	1	-	3
International:
France	2	20	-	-	22
Italy	-	2	-	-	2
Portugal	-	4	-	-	4
Qatar	-	1	-	-	1
Saudi Arabia	-	1	-	-	1
Spain	1	1	-	-	2
Total	413	213	4	55	685

Item 3.	Legal Proceedings

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flow.

On January 29, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. The shareholder generally alleges claims of breach of fiduciary duty by the members of our Board of Directors and unjust enrichment to Mr. Biglari as a result of the issuance of a dual class structure.

On March 26, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. This shareholder generally alleges claims of breach of fiduciary duty by the members of our Board of Directors. This shareholder sought to enjoin the shareholder vote on April 26, 2018 to approve the issuance of the dual class structure. On April 16, 2018, the shareholders withdrew their motions to enjoin the shareholder vote on April 26, 2018.

On May 17, 2018, the shareholders who filed the January 29, 2018 complaint and the March 26, 2018 complaint filed a new, consolidated complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. The shareholders generally allege claims of breach of fiduciary duty by the members of our Board of Directors and unjust enrichment to Mr. Biglari arising out of the issuance of the dual class structure. The shareholders seek, for themselves and on behalf of all other shareholders as a class, a declaration that the defendants breached their duty to the shareholders and the class, and to recover unspecified damages, pre-judgment and post-judgment interest, and an award of their attorneys’ fees and other costs.

On December 14, 2018, the Judge of the Superior Court of Hamilton County, Indiana issued an order granting the Company’s motion to dismiss the shareholders’ lawsuits. On January 11, 2019, the shareholders filed an appeal of the Judge’s order dismissing the lawsuits.

The Company believes the claims in each case are without merit and intends to defend these cases vigorously.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Biglari Holdings’ Class A common stock and Class B common stock are listed for trading on the NYSE, trading symbol: BH.A and BH, respectively.

Shareholders

Biglari Holdings had 3,173 beneficial shareholders of its Class A common stock and 5,776 beneficial shareholders of its Class B common stock at February 11, 2019.

Dividends

Biglari Holdings has never declared a dividend.

Issuer Purchases of Equity Securities

From December 11, 2018 through December 17, 2018, Sardar Biglari purchased 1,393 share of Class A common stock at an average price paid per share of $712.24 and 350 shares of Class B common stock at an average price paid per share of $125.99. Mr. Biglari may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

Performance Graph

The graph below matches Biglari Holdings Inc.'s cumulative 5-year total shareholder return on its Class A common stock and Class B common stock with the cumulative total returns of the S&P 500 Index and the S&P Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2013 to December 31, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13
12/14
12/15
12/16
12/17
12/18
Biglari Holdings Inc.
S&P 500
S&P Restaurants

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

The preceding stock price performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent that we specifically incorporate it by reference into such filings.

Securities Authorized for Issuance Under Equity Compensation Plans

Biglari Holdings does not have any equity compensation plans.

Item 6.	Selected Financial Data

(dollars in thousands except per share data)

	2018	2017	2016	2015
Revenue:
Total revenues	$809,894	$839,804	$850,076	$861,452

Earnings:
Net earnings (loss)	$19,392	$50,071	$99,451	$(15,843)
Net earnings (loss) per equivalent Class A share	$55.71	$136.01	$271.22	$(33.94)

Year-end data:
Total assets	$1,029,493	$1,063,584	$1,096,967	$987,079
Long-term notes payable and other borrowings	240,001	256,994	281,555	296,062
Biglari Holdings Inc. shareholders’ equity	$570,455	$571,328	$531,940	$451,372

	Transition Period	52 Weeks Ended
		Fiscal
	2014	2014
Revenue:
Total revenues	$224,450	$793,811

Earnings:
Net earnings attributable to Biglari Holdings Inc.	$91,050	$28,804
Net earnings per equivalent Class A share	$161.63	$56.16

Year-end data:
Total assets	$1,298,509	$1,156,310
Long-term notes payable and other borrowings	309,003	311,448
Biglari Holdings Inc. shareholders’ equity	$725,551	$638,717

Earnings per share of common stock is based on the weighted average number of shares outstanding during the period. The issuance of dual class common stock on April 30, 2018 is applied to years 2014 through 2017 on a retrospective basis for the calculation of earnings per share. The Company has applied the “two-class method” of computing earnings per share as prescribed in ASC 260, “Earnings Per Share.”

For total assets, periods prior to 2016 were adjusted for the reclassifications of debt issuance costs and deferred taxes. For long-term notes payable and other borrowings, periods prior to 2016 were adjusted for the reclassification of debt issuance.

As of January 1, 2018, franchise royalties and fees are composed of royalties and fees from Steak n Shake and Western Sizzlin franchisees. Royalties are based upon a percentage of sales of the franchise restaurant and are recognized as earned. Franchise royalties are billed on a monthly basis. Initial franchise fees when a new restaurant opens or at the start of a new franchise term are recorded as deferred revenue when received and recognized as revenue over the term of the franchise agreement. This represents a change in methodology under the January 1, 2018 adoption of ASC 606 for we have historically recognized initial franchise fees upon the opening of a franchise restaurant. Comparative prior periods have not been adjusted.

Years 2015 through 2018 ended December 31. In 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year-end moving from the last Wednesday in September to December 31 of each year. Transition period is for September 25, 2014 to December 31, 2014. Fiscal year 2014 ended on the last Wednesday nearest September 30.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands except per share data)

Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.

As of December 31, 2018, Mr. Biglari’s beneficial ownership was approximately 56.9% of the Company’s outstanding Class A common stock and 54.3% of the Company’s outstanding Class B common stock.

Issuance of Dual Class Common Stock

On March 5, 2018, the Company entered into an agreement with its predecessor registrant, now known as OBH Inc. (the “Predecessor”), and BH Merger Company, a wholly owned subsidiary of the Company. Pursuant to the agreement on April 30, 2018, BH Merger Company merged with and into the Predecessor, with the Predecessor continuing as the surviving corporation and a wholly owned subsidiary of the Company.

As a result of the April 30, 2018 transaction, the Company has two classes of common stock, designated Class A common stock and Class B common stock. A share of Class B common stock has economic rights equivalent to 1/5th of a share of Class A common stock; however, Class B common stock has no voting rights. Upon completion of the transaction, every ten (10) shares of common stock outstanding on April 30, 2018 converted into (i) ten (10) shares of Class B common stock and (ii) one (1) share of Class A common stock.

Since May 1, 2018, the shares of the Company’s Class A common stock have traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BH.A” and the shares of the Company’s Class B common stock have traded on the NYSE under the ticker symbol “BH”.

Net earnings attributable to Biglari Holdings shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	2018	2017	2016
Operating businesses:
Restaurant	$(2,613)	$9,725	$24,834
Insurance	4,915	3,097	3,313
Media	796	435	(6,385)
Other	472	506	(157)
Total operating businesses	3,570	13,763	21,605
Corporate	(8,661)	32,072	(6,387)
Investment partnership gains	33,240	11,080	91,332
Interest expense on notes payable	(8,757)	(6,844)	(7,099)
	$19,392	$50,071	$99,451

The following discussion should be read in conjunction with Item 1, Business and our Consolidated Financial Statements and the notes thereto included in this Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in Item 1A, Risk Factors set forth above.

 Management’s Discussion and Analysis (continued)

Restaurants

Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 685 company-operated and franchise restaurants as of December 31, 2018.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchise	Company-operated	Franchise	Total
Total stores as of December 31, 2015	417	144	4	66	631
Net restaurants opened (closed)	—	29	(1)	(2)	26
Total stores as of December 31, 2016	417	173	3	64	657
Net restaurants opened (closed)	(2)	27	1	(6)	20
Total stores as of December 31, 2017	415	200	4	58	677
Net restaurants opened (closed)	(2)	13	—	(3)	8
Total stores as of December 31, 2018	413	213	4	55	685

The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period. Same-store traffic measures the number of patrons who walk through the same units.

Restaurant operations for 2018, 2017 and 2016 are summarized below.

	2018		2017		2016
Revenue
Net sales	$740,922		$781,856		$795,322
Franchise royalties and fees	30,998		20,773		18,794
Other revenue	3,770		4,524		3,798
Total revenue	775,690		807,153		817,914

Restaurant cost of sales
Cost of food	223,273	30.1%	238,143	30.5%	221,657	27.9%
Restaurant operating costs	393,348	53.1%	404,373	51.7%	395,262	49.7%
Rent	19,835	2.7%	18,514	2.4%	18,047	2.3%
Total cost of sales	636,456		661,030		634,966

Selling, general and administrative
General and administrative	57,684	7.4%	60,527	7.5%	59,446	7.3%
Marketing	55,063	7.1%	49,589	6.1%	51,324	6.3%
Other expenses	8,060	1.0%	4,011	0.5%	3,907	0.5%
Total selling, general and administrative	120,807	15.6%	114,127	14.1%	114,677	14.0%

Depreciation and amortization	18,831	2.4%	20,623	2.6%	21,573	2.6%

Interest on obligations under leases	8,207		9,082		9,475

Earnings before income taxes	(8,611)		2,291		37,223

Income tax expense (benefit)	(5,998)		(7,434)		12,389

Net earnings (loss)	$(2,613)		$9,725		$24,834

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.

General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Management’s Discussion and Analysis (continued)

Net sales during 2018 were $740,922 representing a decrease of $40,934 when compared to 2017. The decreased performance of our restaurant operations in 2018 was largely driven by Steak n Shake’s same-store sales, which decreased 5.1% whereas customer traffic decreased by 7.0%. Net sales during 2017 were $781,856 representing a decrease of $13,466 when compared to 2016. The decreased performance of our restaurant operations in 2017 was largely driven by Steak n Shake’s same-store sales. In 2017, Steak n Shake’s same-store sales decreased by 1.8% compared to 2016.

In 2018, franchise royalties and fees increased $10,225 or 49.2%. During 2018, Steak n Shake opened 33 franchise units and closed 20. Western Sizzlin opened one franchise unit and closed four. The increase in franchise royalties and fees was primarily due to the adoption of new ASC 606 accounting guidance for revenue recognition. Franchise marketing contributions are now reflected in revenue with a corresponding increase in marketing expense. As a result, franchise revenue increased by $9,417 or 45.3% during 2018.  Franchise royalties and fees during 2017 increased $1,979 compared to 2016. In 2017 Steak n Shake opened 40 franchise units and closed thirteen. During the same period, six Western Sizzlin franchise units closed. The increase in franchise fees and royalties during 2017 are primarily attributable to new Steak n Shake franchise units, which opened in 2017 and 2016.

Cost of food in 2018 was $223,273 or 30.1% of net sales, compared with $238,143 or 30.5% of net sales in 2017 and $221,657 or 27.9% of net sales in 2016. The increase as a percent of net sales during 2018 and 2017 compared to 2016 was attributable to increased commodity costs.

Restaurant operating costs during 2018 were $393,348 or 53.1% of net sales, compared to $404,373 or 51.7% of net sales in 2017 and $395,262 or 49.7% of net sales in 2016. Total costs as a percent of net sales during 2018 and 2017 increased compared to the respective prior years principally due to higher wages.

Selling, general and administrative expenses during 2018 were $120,807 or 15.6% of total revenues.

General and administrative expenses decreased by $2,843 during 2018 compared to 2017, primarily because of decreased personnel costs.

Marketing expense increased by $5,474 in 2018 compared to 2017 primarily due to the adoption of new accounting guidance. New ASC 606 accounting guidance requires the Company to recognize franchise fees as revenue and reflect advertising expenditures made on behalf of the franchisees as marketing expense. The new guidance increased marketing expenses by $9,689 during 2018.

Other expenses increased by $4,049 during 2018 compared to 2017. The increase in other expenses was primarily due to asset impairments of $5,677.

Selling, general and administrative expenses during 2017 were $114,127 or 14.1% of total revenues.

General and administrative expenses increased by $1,081 during 2017 compared to 2016, primarily because of increased recruiting.

Marketing expense decreased by $1,735 in 2017 compared to 2016 because of a decrease in promotions.

Interest on obligations under leases was $8,207 during 2018, versus $9,082 during 2017 and $9,475 during 2016. The year over year decrease in interest expense is primarily attributable to the maturity and retirement of lease obligations. The total obligations under leases outstanding at December 31, 2018 were $64,200, compared to $80,752 at December 31, 2017 and $89,498 at December 31, 2016.

Management’s Discussion and Analysis (continued)

Insurance

First Guard is a direct underwriter of commercial truck insurance, selling physical damage and nontrucking liability insurance to truckers. Earnings of our insurance business are summarized below.

	2018	2017	2016
Premiums earned	$26,465	$24,242	$22,397
Insurance losses	15,457	14,959	12,641
Underwriting expenses	5,374	4,765	4,843
Pre-tax underwriting gain	5,634	4,518	4,913
Other income and expenses
Investment income and commissions	1,163	701	600
Other expense	(582)	(449)	(378)
Total other income	581	252	222
Earnings before income taxes	6,215	4,770	5,135
Income tax expense	1,300	1,673	1,822
Contribution to net earnings	$4,915	$3,097	$3,313

First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone. First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

In 2018, premiums earned increased $2,223 or 9.2% compared to 2017. Premiums earned during 2017 increased $1,845 or 8.2% compared to 2016. Pre-tax underwriting gain during 2018 was $5,634, an increase of $1,116 (24.7%) compared to 2017. Pre-tax underwriting gain during 2017 was $4,518, a decrease of $395 (8.0%) compared to 2016. We strive to generate pre-tax underwriting profits every year.

Insurance premiums and other on the statement of earnings includes premiums earned, investment income and commissions, which are included in other income in the above table.

Management’s Discussion and Analysis (continued)

Media and Licensing

Maxim’s business lies principally in media and licensing. Earnings of our media operations are summarized below.

	2018	2017	2016
Revenue	$6,576	$7,708	$9,165

Media cost of sales	4,152	6,527	15,834
Selling, general and administrative expenses	1,329	1,570	3,000
Depreciation and amortization	27	50	409
Earnings (loss) before income taxes	1,068	(439)	(10,078)
Income tax expense (benefit)	272	(874)	(3,693)
Contribution to net earnings	$796	$435	$(6,385)

We acquired Maxim with the idea of transforming its business model. The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.

We have taken the risk on the belief that the probability for gain in value more than justifies the risk of loss.

Investment Partnership Gains

Earnings from our investments in partnerships are summarized below.

	2018	2017	2016
Investment partnership gains	$40,411	$6,965	$135,886
Loss on contribution of securities to investment partnership	—	—	(306)
Investment partnership gains	40,411	6,965	135,580
Income tax expense (benefit)	7,171	(4,115)	44,248
Contribution to net earnings	$33,240	$11,080	$91,332

Investment partnership gains include gains and losses from changes in market values of investments held by the investment partnerships and dividends earned by the partnerships. The volatility of the gains and losses during the various years is attributable to changes in market values of investments. Dividend income has a lower effective tax rate than income from changes in market values.

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

Management’s Discussion and Analysis (continued)

Interest Expense

The Company’s interest expense is summarized below.

	2018	2017	2016
Interest expense on notes payable and other borrowings	$(11,677)	$(11,040)	$(11,450)
Income tax benefit	(2,920)	(4,196)	(4,351)
Interest expense net of tax	$(8,757)	$(6,844)	$(7,099)

The outstanding balance on Steak n Shake’s credit facility on December 31, 2018 was $183,698 compared to $185,898 on December 31, 2017. The decrease in the outstanding balance was due to debt payments of $2,200 during 2018. The interest rate was 6.28% and 5.32% as of December 31, 2018 and 2017, respectively. Interest expense during 2018 increased by $637 compared to 2017, primarily due to higher interest rates during 2018. Interest expense during 2017 decreased by $410 compared to 2016, primarily due to lower debt during 2017.

Income Taxes

Consolidated income tax was a benefit of $2,637 in 2018 versus a benefit of $62,961 in 2017 and an expense of $46,812 in 2016. The income tax benefit of $2,637 was primarily from the use of employment tax credits generated by restaurant operations. The 2017 Tax Cuts and Jobs Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets and liabilities as of December 31, 2017. The change in the tax rate resulted in a onetime deferred tax benefit of $51,707 during 2017. The deferred income tax benefit is derived from a re-measurement in deferred tax balances to the new statutory rate applicable to unrealized gains on marketable securities held by the Company and in the investment partnerships.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and other companies. Corporate net losses during 2018 were $8,661 versus net earnings of $32,072 during 2017 and net losses of $6,387 during 2016. In 2017, an increase in shareholders’ equity was derived from a re-measurement in deferred tax liability to the new statutory rate applicable to unrealized gains on marketable securities. The majority of the Company’s deferred tax liabilities associated with unrealized gains on marketable securities are held in the corporate account.

Financial Condition

Our consolidated shareholders’ equity on December 31, 2018 was $570,455, a decrease of $873 compared to the December 31, 2017 balance. Shareholders’ equity increased by $19,392 in net income and was offset by an increase in treasury stock of $19,292. The increase in treasury stock was primarily a result of recording our proportionate interest in shares of the Company’s stock purchased during 2018 by The Lion Fund II, L.P. under a Rule 10b5-1 trading plan. The shares purchased by the investment partnership are legally outstanding but under accounting convention the Company’s proportional ownership of the shares is reflected as treasury shares in the consolidated financial statements.

Consolidated cash and investments are summarized below.

	December 31,
	2018	2017
Cash and cash equivalents	$48,557	$58,577
Investments	33,860	23,289
Investments reported in other current assets and other assets	4,463	4,463
Fair value of interest in investment partnerships	715,102	925,279
Total cash and investments	801,982	1,011,608
Less: portion of Company stock held by investment partnerships	(157,622)	(359,258)
Carrying value of cash and investments on balance sheet	$644,360	$652,350

Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Management’s Discussion and Analysis (continued)

Liquidity

Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	2018	2017	2016
Net cash provided by operating activities	$20,678	$25,780	$63,349
Net cash used in investing activities	(25,290)	(11,548)	(28,795)
Net cash used in financing activities	(7,530)	(23,000)	(15,231)
Effect of exchange rate changes on cash	(78)	165	(38)
Increase (decrease) in cash, cash equivalents and restricted cash	$(12,220)	$(8,603)	$19,285

In 2018, cash from operating activities decreased by $5,102 compared to 2017 and by $42,671 compared to 2016. Net earnings (excluding non-cash items) were $3,061 during 2018, $3,316 during 2017 and $28,780 during 2016. The decrease in net earnings during 2018 and 2017 compared to 2016 was primarily due to decreases in restaurant net earnings. Distributions from investment partnerships were $29,660 during 2018, $9,395 during 2017 and $26,265 during 2016. Changes in working capital accounts were a decrease of $12,043 during 2018, and increases during 2017 and 2016 of $13,069 and $8,304, respectively. The decrease of working capital accounts during 2018 was primarily tied to the payment of the 2017 CEO incentive fee of $7,353. And the accrual of the 2017 CEO incentive fee increased working capital accounts during 2017.

Net cash used in investing activities increased during 2018 by $13,742 compared to 2017, and decreased by $3,505 compared to 2016. Capital expenditures during 2018 were $7,259 and $6,630 higher than capital expenditures during 2017 and 2016, respectively. Purchases of investments, net of redemptions of fixed maturity securities during 2018 were $9,273 and $6,385 higher than purchases of investments during 2017 and 2016, respectively. Distributions from investment partnerships of $39,040 during 2018 were reinvested into the investment partnerships during 2018.

During 2018, 2017 and 2016 we incurred debt payments of $7,579, $23,030 and $15,295, respectively. Debt obligations were reduced in 2018 because of additional principal payments on long-term debt during 2017 and 2016.

We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, cash on hand, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000 and a senior secured revolving credit facility in an aggregate principal amount of up to $30,000. On October 27, 2017, Steak n Shake determined to end the use of its senior secured revolving credit facility. In 2017, Steak n Shake deposited cash to satisfy required collateral for casualty insurance previously collateralized by letters of credit issued through the revolving credit facility. The deposits are recorded in other assets under restricted cash in the consolidated balance sheets.

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

Borrowings bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. The interest rate on the term loan was 6.28% and 5.32% as of December 31, 2018 and 2017, respectively.

The credit agreement includes customary affirmative and negative covenants and events of default. As of December 31, 2018, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Management’s Discussion and Analysis (continued)

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Disruptions in debt capital markets that restrict access to funding when needed could adversely affect the results of operations, liquidity and capital resources of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of December 31, 2018, $183,698 was outstanding under the term loan.

Western Sizzlin Revolver

As of December 31, 2018, Western Sizzlin had no debt outstanding under the revolver.

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

We believe the following critical accounting policies represent our more significant judgments and estimates used in preparation of our consolidated financial statements. Given the current composition of our business, we do not believe that any accounting policies related to our insurance or media businesses were critical to the preparation of our consolidated financial statements as of and for the year ended December 31, 2018.

Consolidation

The consolidated financial statements include the accounts of (i) Biglari Holdings Inc., and (ii) the wholly owned subsidiaries of Biglari Holdings Inc. in which control can be exercised. In evaluating whether we have a controlling interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate those entities in which we own a majority of the voting interests; and (2) for limited partnership entities, we consolidate those entities if we are the general partner of such entities and for which no substantive removal rights exist. The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered include the determination as to the degree of control over an entity by its various equity holders and the design of the entity. All intercompany accounts and transactions are eliminated in consolidation.

Our interests in the investment partnerships are accounted for as equity method investments because of our retained limited partner interest in the investment partnerships. The Company records gains from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the consolidated statement of earnings based on our proportional ownership interest in the investment partnerships.

Impairment of Long-lived Assets

We review company-operated restaurants for impairment on a restaurant-by-restaurant basis when events or circumstances indicate a possible impairment. We test for impairment by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total estimated future cash flows are less than the carrying amount of the asset, the carrying value is written down to the estimated fair value, and a loss is recognized in earnings. The future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, fair market value if the asset were to be sold, and other financial and economic assumptions.

Insurance Reserves

We currently self-insure a significant portion of expected losses under our workers’ compensation, general liability, directors’ and officers’ liability, and auto liability insurance programs. For certain programs, we purchase reinsurance for individual and aggregate claims that exceed predetermined limits. We record a liability for all unresolved claims and our estimates of incurred but not reported (“IBNR”) claims at the anticipated cost to us. The liability estimate is based on information received from insurance companies, combined with management’s judgments regarding frequency and severity of claims, claims development history, and settlement practices. Significant judgment is required to estimate IBNR claims as parties have yet to assert a claim, and therefore the degree to which injuries have been incurred and the related costs have not yet been determined. Additionally, estimates about future costs involve significant judgment regarding legislation, case jurisdictions, and other matters.

Management’s Discussion and Analysis (continued)

Income Taxes

We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized; we would record a valuation allowance against the unrealizable amount and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. As of December 31, 2018, a change of one percentage point in an enacted tax rate would have an impact of approximately $3,800 on net earnings.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

Goodwill and Other Intangible Assets

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

Leases

Restaurant operations lease certain properties under operating leases. Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. We use a time period for straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the rent commencement date of the lease term is the earlier of the date when they become legally obligated for the rent payments or the date when they take access to the grounds for build out. Accounting for leases involves significant management judgment.

Management’s Discussion and Analysis (continued)

Contractual Obligations

Our significant contractual obligations and commitments as of December 31, 2018 are shown in the following table.

	Payments due by period

Contractual Obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Long-term debt (1)(2)	$11,926	$193,562	$—	$—	$205,488
Capital leases and finance obligations (1)	11,169	14,075	4,543	1,673	31,460
Operating leases (3)	18,397	34,611	30,811	38,499	122,318
Purchase commitments (4)	7,320	8,699	1,000	—	17,019
Other long-term liabilities (5)	—	—	—	2,149	2,149
Total	$48,812	$250,947	$36,354	$42,321	$378,434

________________

(1)	Includes principal and interest and assumes payoff of indebtedness at maturity date.
(2)	Includes outstanding borrowings under the Credit Facility.
(3)	Excludes amounts to be paid for contingent rents. Includes amounts to be paid for subleased properties.
(4)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Excludes agreements that are cancelable without penalty.
(5)	Includes liabilities for Non-Qualified Deferred Compensation Plan. Excludes our unrecognized tax benefits of $341 as of December 31, 2018 because we cannot make a reliable estimate of the timing of cash payments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases entered into in the normal course of business.

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies” in the accompanying notes to consolidated financial statements included in Part II, Item 8 of this report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may,” and other similar terminology. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to, the risks and uncertainties described in Item 1A, Risk Factors set forth above. We undertake no obligation to publicly update or revise them, except as may be required by law.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the fair market value of our investments of $59,581, along with a corresponding change in shareholders’ equity of approximately 8%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. At December 31, 2018, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $1,400 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in 2018, 2017 and 2016.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Biglari Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Biglari Holdings Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 3 and Note 12 to the consolidated financial statements, the Company and its subsidiaries have invested in investment partnerships in the form of limited partnership interests. These investment partnerships represent related parties, and such investments are subject to a rolling five-year lock up period under the terms of the respective partnership agreements. The value of these investments reported in the Company’s consolidated balance sheets as of December 31, 2018 and 2017 totals $557,480,000 and $566,021,000, respectively. Our opinion is not modified with respect to this matter.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

February 23, 2019

We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Biglari Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Biglari Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company, and our report dated February 23, 2019, expressed an unqualified opinion on those financial statements and included an emphasis of a matter paragraph relating to the Company’s investment in related party investment partnerships.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

February 23, 2019

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$48,557	$58,577
Investments	33,860	23,289
Receivables	15,743	16,284
Inventories	7,537	7,268
Other current assets	9,236	7,221
Total current assets	114,933	112,639
Property and equipment	274,716	295,800
Goodwill	40,052	40,081
Other intangible assets	28,114	26,564
Investment partnerships	557,480	566,021
Other assets	14,198	22,479
Total assets	$1,029,493	$1,063,584

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$117,265	$128,744
Current portion of notes payable and other borrowings	5,720	6,748
Total current liabilities	122,985	135,492
Long-term notes payable and other borrowings	240,001	256,994
Deferred taxes	86,871	88,401
Other liabilities	9,181	11,369
Total liabilities	459,038	492,256

Shareholders’ equity
Common stock	1,138	1,071
Additional paid-in capital	381,904	382,014
Retained earnings	564,160	565,504
Accumulated other comprehensive loss	(2,516)	(1,404)
Treasury stock, at cost	(374,231)	(375,857)
Biglari Holdings Inc. shareholders’ equity	570,455	571,328
Total liabilities and shareholders’ equity	$1,029,493	$1,063,584

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per-share amounts)

	Year Ended December 31,
	2018	2017	2016

Revenues
Restaurant operations	$775,690	$807,153	$817,914
Insurance premiums and other	27,628	24,943	22,997
Media advertising and other	6,576	7,708	9,165
	809,894	839,804	850,076
Cost and expenses
Restaurant cost of sales	636,456	661,030	634,966
Insurance losses and underwriting expenses	20,831	19,724	17,484
Media cost of sales	4,152	6,527	15,834
Selling, general and administrative	132,909	130,808	127,259
Depreciation and amortization	19,318	21,448	22,925
	813,666	839,537	818,468
Other income (expenses)
Interest expense	(11,677)	(11,040)	(11,450)
Interest on obligations under leases	(8,207)	(9,082)	(9,475)
Investment partnership gains	40,411	6,965	135,580
Total other income (expenses)	20,527	(13,157)	114,655
Earnings (loss) before income taxes	16,755	(12,890)	146,263
Income tax expense (benefit)	(2,637)	(62,961)	46,812

Net earnings	$19,392	$50,071	$99,451
Earnings per share
Net earnings per equivalent Class A share *	$55.71	$136.01	$271.22

* Net earnings per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $11.14 for 2018, $27.20 for 2017 and $54.24 for 2016.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016

Net earnings	$19,392	$50,071	$99,451
Other comprehensive income:
Reclassification of investment appreciation in net earnings	(73)	—	306
Applicable income taxes	15	—	(113)
Net change in unrealized gains on investments	—	284	568
Applicable income taxes	—	(89)	(211)
Foreign currency translation	(1,054)	1,985	(455)
Other comprehensive income (loss), net	(1,112)	2,180	95
Total comprehensive income	$18,280	$52,251	$99,546

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net earnings	$19,392	$50,071	$99,451
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	19,318	21,448	22,925
Provision for deferred income taxes	(2,153)	(64,321)	38,485
Asset impairments and other non-cash expenses	6,481	3,860	1,693
(Gain) loss on disposal of assets	993	(777)	1,806
Investment (gains) losses (including contributions)	(559)	—	306
Investment partnership gains	(40,411)	(6,965)	(135,886)
Distributions from investment partnerships	29,660	9,395	26,265
Changes in receivables and inventories	(359)	(2,235)	4,280
Changes in other assets	536	268	116
Changes in accounts payable and accrued expenses	(12,220)	15,036	3,908
Net cash provided by operating activities	20,678	25,780	63,349
Investing activities
Capital expenditures	(15,293)	(8,034)	(8,663)
Purchases of perpetual lease rights	(2,503)	—	(3,367)
Proceeds from property and equipment disposals	2,590	1,004	1,084
Distributions from investment partnerships	39,040	—	—
Purchases of limited partner interests	(39,040)	(3,707)	(14,150)
Purchases of investments	(58,642)	(42,648)	(35,784)
Redemptions of fixed maturity securities	48,558	41,837	32,085
Net cash used in investing activities	(25,290)	(11,548)	(28,795)
Financing activities
Payments on revolving credit facility	(175)	(202)	(409)
Principal payments on long-term debt	(2,200)	(17,200)	(9,277)
Principal payments on direct financing lease obligations	(5,204)	(5,628)	(5,609)
Proceeds for exercise of stock options	49	30	64
Net cash used in financing activities	(7,530)	(23,000)	(15,231)
Effect of exchange rate changes on cash	(78)	165	(38)
Increase (decrease) in cash, cash equivalents and restricted cash	(12,220)	(8,603)	19,285
Cash, cash equivalents and restricted cash at beginning of period	67,230	75,833	56,548
Cash, cash equivalents and restricted cash at end of period	$55,010	$67,230	$75,833

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2015	$1,071	$391,853	$415,982	$(3,679)	$(353,855)	$451,372
Net earnings			99,451			99,451
Other comprehensive income, net				95		95
Adjustment to treasury stock for
holdings in investment partnerships		(9,939)			(9,103)	(19,042)
Exercise of stock options		(8)			72	64
Balance at December 31, 2016	$1,071	$381,906	$515,433	$(3,584)	$(362,886)	$531,940
Net earnings			50,071			50,071
Other comprehensive income, net				2,180		2,180
Adjustment to treasury stock for
holdings in investment partnerships		116			(13,009)	(12,893)
Exercise of stock options		(8)			38	30
Balance at December 31, 2017	$1,071	$382,014	$565,504	$(1,404)	$(375,857)	$571,328
Net earnings			19,392			19,392
Adoption of accounting standards			90			90
Other comprehensive income, net				(1,112)		(1,112)
Conversion of common stock	67	(67)	(20,826)		20,826	—
Adjustment to treasury stock for
holdings in investment partnerships					(19,292)	(19,292)
Exercise of stock options		(43)			92	49
Balance at December 31, 2018	$1,138	$381,904	$564,160	$(2,516)	$(374,231)	$570,455

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Years Ended December 31, 2018, 2017 and 2016)

(dollars in thousands, except share and per-share data)

Note 1. Summary of Significant Accounting Policies

Description of Business

Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.

As of December 31, 2018, Mr. Biglari’s beneficial ownership was approximately 56.9% of the Company’s outstanding Class A common stock and 54.3% of the Company’s outstanding Class B common stock.

Issuance of Dual Class Common Stock

On March 5, 2018, the Company entered into an agreement with its predecessor registrant, now known as OBH Inc. (the “Predecessor”), and BH Merger Company, a wholly owned subsidiary of the Company. Pursuant to the agreement on April 30, 2018, BH Merger Company merged with and into the Predecessor, with the Predecessor continuing as the surviving corporation and a wholly owned subsidiary of the Company.

As a result of the April 30, 2018 transaction, the Company has two classes of common stock, designated Class A common stock and Class B common stock. A share of Class B common stock has economic rights equivalent to 1/5th of a share of Class A common stock; however, Class B common stock has no voting rights. Upon completion of the transaction, every ten (10) shares of common stock outstanding on April 30, 2018 converted into (i) ten (10) shares of Class B common stock and (ii) one (1) share of Class A common stock.

Since May 1, 2018, the shares of the Company’s Class A common stock have traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BH.A” and the shares of the Company’s Class B common stock have traded on the NYSE under the ticker symbol “BH”.

For accounting purposes, the April 30, 2018 transaction has been treated as a merger of entities under common control. Accordingly, the consolidated financial position and results of operations of the Predecessor has been included in the consolidated financial statements on a historical basis, except for earnings per share which is impacted by the issuance of the new common shares.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Steak n Shake Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western Sizzlin”), Maxim Inc. (“Maxim”,) and First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”). Intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents primarily consist of U.S. Government securities and money market accounts, all of which have original maturities of three months or less. Cash equivalents are carried at fair value. In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires that the statement of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on statements of cash flows. In 2017, the Company deposited cash to satisfy required collateral for casualty insurance.

Note 1. Summary of Significant Accounting Policies (continued)

Cash as reported on the statements of cash flows consists of the following.

	December 31,
	2018	2017	2016
Cash and cash equivalents	$48,557	$58,577	$75,808
Restricted cash included in other long-term assets	6,453	8,653	25
Cash, cash equivalents and restricted cash	$55,010	$67,230	$75,833

Investments

Our investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value with net unrealized gains or losses reported in the statements of earnings. Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in investment gains/losses, a component of other income.

Investment Partnerships

The Company holds a limited interest in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively the “investment partnerships”). Biglari Capital Corp. (“Biglari Capital”), an entity solely owned by Mr. Biglari, is the general partner of the investment partnerships. Our interests in the investment partnerships are accounted as equity method investments because of our retained limited partner interests. The Company records investment partnership gains (inclusive of the investment partnerships’ unrealized gains and losses on their securities) as a component of other income based on our proportional ownership interest in the partnerships. The investment partnerships are for purposes of generally accepted accounting principles (“GAAP”), investment companies under the AICPA Audit and Accounting Guide Investment Companies.

Concentration of Equity Price Risk

The majority of our investments are conducted through investment partnerships which generally hold common stocks. We also hold marketable securities directly. Through the investment partnerships we hold a concentrated position in the common stock of Cracker Barrel Old Country Store, Inc. A significant decline in the general stock market or in the prices of major investments may have a materially adverse effect on our earnings and on consolidated shareholders’ equity.

Receivables

Our accounts receivable balance consists primarily of franchisee, customer, and other receivables. We carry our accounts receivable at cost less an allowance for doubtful accounts, which is based on a history of past write-offs and collections and current credit conditions. Allowance for doubtful accounts was $3,901 and $2,298 at December 31, 2018 and 2017, respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist primarily of restaurant food items and supply inventory.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the assets (10 to 30 years for buildings and land improvements, and 3 to 10 years for equipment). Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the related leases. Interest costs associated with the construction of new restaurants are capitalized. Major improvements are also capitalized while repairs and maintenance are expensed as incurred. We review our long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For purposes of this assessment, assets are evaluated at the lowest level for which there are identifiable cash flows. If the future undiscounted cash flows of an asset are less than the recorded value, an impairment is recorded for the difference between the carrying value and the estimated fair value of the asset.

Note 1. Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangible assets are not amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangible assets to become impaired. Other purchased intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. No impairments were recorded on goodwill or intangible assets during 2018, 2017 or 2016. Refer to Note 6 for information regarding our goodwill and other intangible assets.

Operating Leases

The Company leases certain property under operating leases. Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancellable option periods when failure to exercise such options would result in an economic penalty. In addition, the rent commencement date of the lease term is the earlier due date when we become legally obligated for the rent payments, the date when we take access to the property, or the grounds for build out.

Common Stock

As a result of the transaction on April 30, 2018, the Predecessor’s common stock converted into the right to receive shares of Class A common stock and Class B common stock. The treasury shares outstanding on April 30, 2018, were retired and not converted into Class A and Class B common stock. The following table presents shares authorized, issued and outstanding.

	December 31, 2018
	Class A	Class B	December 31, 2017	December 31, 2016
Common stock authorized	500,000	10,000,000	2,500,000	2,500,000

Common stock issued	206,864	2,068,640	2,142,202	2,142,202
Treasury stock held by the Company	—	—	(74,589)	(75,009)
Outstanding shares	206,864	2,068,640	2,067,613	2,067,193

On an equivalent Class A common stock basis, there were 620,592, 620,284 and 620,158 shares outstanding as of December 31, 2018, 2017 and 2016, respectively.

Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The shares of Company stock attributable to our limited partner interest in the investment partnerships — based on our proportional ownership during this period — are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted average common shares outstanding.  However, these shares are legally outstanding.

The Company has applied the “two-class method” of computing earnings per share as prescribed in ASC 260, “Earnings Per Share.” The issuance of dual class common stock on April 30, 2018 is applied on a retrospective basis for the calculation of earnings per share. Accordingly, earnings per share for 2018, 2017 and 2016 are impacted by the issuance of the new common shares. The equivalent Class A common stock applied for computing earnings per share excludes the proportional shares of Biglari Holdings’ stock held by the investment partnerships. The equivalent Class A common stock for the earnings per share calculation was 348,108, 368,150 and 366,678 for 2018, 2017 and 2016, respectively. There are no dilutive securities outstanding.

Note 1. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Restaurant operations

Restaurant operations revenues were as follows.

	2018	2017	2016
Net sales	$740,922	$781,856	$795,322
Franchise royalties and fees	30,998	20,773	18,794
Other	3,770	4,524	3,798
	$775,690	$807,153	$817,914

In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers. The only Company segment that was affected significantly by ASC 606 was restaurants. The Company’s accounting policies and practices related to restaurant operations revenues consist of the following under ASC 606.

Net sales were composed of retail sales of food through company-owned stores. Company-owned store revenues are recognized, net of discounts and sales taxes, when our obligation to perform is satisfied at the point of sale. Sales taxes related to these sales are collected from customers and remitted to the appropriate taxing authority and are not reflected in the Company’s consolidated statements of income as revenue.

Franchise royalties and fees are composed of royalties and fees from Steak n Shake and Western Sizzlin franchisees. Royalties are based upon a percentage of sales of the franchise restaurant and are recognized as earned. Franchise royalties are billed on a monthly basis. Initial franchise fees when a new restaurant opens or at the start of a new franchise term are recorded as deferred revenue when received and recognized as revenue over the term of the franchise agreement. This represents a change in methodology under the January 1, 2018 adoption of ASC 606 for we have historically recognized initial franchise fees upon the opening of a franchise restaurant. Comparative prior periods have not been adjusted.

During the year ended December 31, 2018, restaurant operations recognized $3,096 in revenue related to initial franchise fees. As of December 31, 2018 and January 1, 2018, restaurant operations had deferred revenue recorded in accrued expenses related to franchise fees of $9,075 and $10,581, respectively. Restaurant operations expects to recognize approximately $649 in 2019 and the balance in the years 2020 through 2039.

Our advertising arrangements with franchisees are reported in franchise royalties and fees.  This represents a change in methodology under the adoption of ASC 606 as we have historically applied advertising funds from the franchisees directly to various marketing programs. The new guidance requires the Company to recognize the marketing contributions received from franchisees as revenue and record a corresponding increase to marketing expense as the funds are applied to marketing programs as required by our franchise agreements.

During the year ended December 31, 2018, restaurant operations recognized $9,675 in revenue related to franchisee advertising fees. As of December 31, 2018 and January 1, 2018, restaurant operations had deferred revenue recorded in accrued expenses related to franchisee advertising fees of $2,255 and $2,064, respectively. Restaurant operations expects to recognize approximately $1,128 of deferred revenue during 2019 and the balance in 2020.

Restaurant operations sells gift cards to customers which can be redeemed for retail food sales within our stores. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as net sales upon redemption. Restaurant operations estimates breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as other revenue in proportion to the rate of gift card redemptions by vintage. This represents a change in the methodology, under the adoption of ASC 606, used to estimate breakage for we have historically recognized breakage for the portion of the gift card balances that remained outstanding following 48 months of issuance.

For the year ended December 31, 2018, restaurant operations recognized $27,081 of revenue from gift card redemptions. As of December 31, 2018 and January 1, 2018, restaurant operations had deferred revenue recorded in accrued expenses related to unredeemed gift cards of $22,685 and $20,968, respectively. The Company expects to recognize approximately $18,132 in 2019 and the balance in the years 2020 through 2022.

Note 1. Summary of Significant Accounting Policies (continued)

Insurance premiums and commissions

Insurance premiums are earned over the terms of the related policies. Expenses incurred in connection with acquiring new insurance business, including acquisition costs, are charged to operations as incurred. Premiums earned are stated net of amounts ceded to reinsurer.

Media advertising and other

Magazine subscription and advertising revenues are recognized at the magazine cover date. The unearned portion of magazine subscriptions is deferred until the magazine’s cover date, at which time a proportionate share of the gross subscription price is recognized as revenues, net of any commissions paid to subscription agents. Also included in subscription revenues are revenues generated from single-copy sales of magazines through retail outlets such as newsstands, supermarkets, convenience stores and drugstores and on certain digital devices, which may or may not result in future subscription sales. Revenues from retail outlet sales are recognized based on gross sales less a provision for estimated returns. License revenue is recognized when earned. We derive value and revenues from intellectual property assets through a range of licensing and business activities, including licensing and syndication of our trademarks and copyrights in the United States and internationally.

Restaurant Cost of Sales

Cost of sales includes the cost of food, restaurant operating costs and restaurant rent expense. Cost of sales excludes depreciation and amortization, which is presented as a separate line item on the consolidated statement of earnings.

Insurance Losses and Underwriting Expenses

Liabilities for estimated unpaid losses and loss adjustment expenses with respect to claims occurring on or before the balance sheet date are established under insurance contracts issued by our insurance subsidiaries. Such estimates include provisions for reported claims or case estimates, provisions for incurred but not reported claims and legal and administrative costs to settle claims. The estimates of unpaid losses and amounts recoverable under reinsurance are established and continually reviewed by using a variety of actuarial, statistical and analytical techniques. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance contracts. Liabilities for insurance losses of $1,891 and $1,907 are included in accrued expenses in the consolidated balance sheet as of December 31, 2018 and 2017, respectively.

Marketing Expense

Advertising costs are charged to expense at the later of the date the expenditure is incurred or the date the promotional item is first communicated. Marketing expense is included in selling, general and administrative expenses in the consolidated statement of earnings.

Insurance Reserves

We self-insure a significant portion of expected losses under our workers’ compensation, general liability, auto, directors’ and officers’ and medical liability insurance programs, and record a reserve for our estimated losses on all unresolved open claims and our estimated incurred but not reported claims at the anticipated cost to us. Insurance reserves are recorded in accrued expenses in the consolidated balance sheet.

Savings Plans

Several of our subsidiaries also sponsor deferred compensation and defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Some of the plans allow for discretionary contributions as determined by management. Employer contributions expensed with respect to these plans were not material.

Foreign Currency Translation

The Company has certain subsidiaries located in foreign jurisdictions.  For subsidiaries whose functional currency is other than the U.S. dollar, the translation of functional currency statements to U.S. dollar statements uses end-of-period exchange rates for assets and liabilities, weighted average exchange rates for revenue and expenses, and historical rates for equity. The resulting currency translation adjustment is recorded in accumulated other comprehensive income, as a component of equity.

Note 1. Summary of Significant Accounting Policies (continued)

Use of Estimates

Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

New Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 provides for the elimination of Step 2 from the goodwill impairment test. If impairment charges are recognized, the amount recorded will be the amount by which the carrying amount exceeds the reporting unit’s fair value with certain limitations. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company adopted ASU 2017-04 on January 1, 2018.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires that the statement of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on statements of cash flows. For public entities, this standard is effective for fiscal years beginning after December 15, 2017. This standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. We adopted this standard in 2017 and have retroactively adjusted the consolidated statements of cash flows for all periods presented.

In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control. ASU 2016-17 amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. The adoption of ASU 2016-17 did not have a material effect on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, ASU 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires a lessee to recognize lease assets and lease liabilities on the balance sheet, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition method with which to adopt the new leases standard. Most prominent among the changes in the standard is the recognition of right of use assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of earnings. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

Note 1. Summary of Significant Accounting Policies (continued)

The guidance permits the use of a modified retrospective approach, which requires an entity to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented. Alternatively, the guidance permits a “Comparatives Under 840 Option” that changes the date of initial application to the beginning of the period of adoption. We will be electing the Comparatives Under 840 Option in which we will apply ASC 840 to all comparative periods, including disclosures, and recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of the effective date (January 1, 2019). We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. In addition, we elected certain practical expedients and accounting policies, including an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the consolidated statements of earnings on a straight-line basis over the lease term.

The standard will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated statements of earnings and statements of cash flow. The most significant impact will be the recognition of right of use assets and lease liabilities for operating leases. Although our accounting for existing capital leases remains substantially unchanged, the adoption of the standard will result in the recognition of right of use assets and lease liabilities for operating leases of approximately $90,000 as of January 1, 2019.

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

The following table summarizes the impact of the adoption of ASC 606 on revenues, operating expenses and net earnings for 2018.

	As Reported	Adjustments for the Adoption of ASC 606	Amounts without Adoption of ASC 606
Statements of Earnings
Revenues
Restaurant operations
Net sales	$740,922	$—	$740,922
Franchise royalties and fees	30,998	9,417	21,581
Other	3,770	(463)	4,233
Selling, general and administrative	132,909	9,689	123,220
Earnings before income taxes	16,755	(735)	17,490
Income tax expense (benefit)	(2,637)	(184)	(2,453)
Net earnings	19,392	(551)	19,943

The impact of ASC 606 on the Company’s balance sheet as of December 31, 2018 was not material. The cumulative change in retained earnings as of January 1, 2018 was $90. Upon adoption of ASC 606, the Company changed its restaurant operations accounting policies for the recognition of franchise fees, recording of advertising arrangements, and recognition of gift card revenue. The adoption of ASC 606 did not have any significant impact on our insurance or media/licensing businesses.

Note 2. Investments

Available for sale investments were $33,860 and $23,289 as of December 31, 2018 and 2017, respectively. Investments in equity securities and a related derivative position of $4,463 are included in other current assets as of December 31, 2018 and in other assets as of December 31, 2017. The investments are recorded at fair value.

Note 3.  Investment Partnerships

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

Biglari Capital is the general partner of the investment partnerships and is an entity solely owned by Mr. Biglari.

The fair value and adjustment for Company common stock held by the investment partnerships to determine carrying value of our partnership interest is presented below.

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2015	$734,668	$262,979	$471,689
Investment partnership gains	248,935	113,049	135,886
Distributions (net of contributions of $19,832)	(10,896)		(10,896)
Increase in proportionate share of Company stock held		19,042	(19,042)
Partnership interest at December 31, 2016	$972,707	$395,070	$577,637
Investment partnership gains (losses)	(41,740)	(48,705)	6,965
Distributions (net of contributions of $3,707)	(5,688)		(5,688)
Increase in proportionate share of Company stock held		12,893	(12,893)
Partnership interest at December 31, 2017	$925,279	$359,258	$566,021
Investment partnership gains (losses)	(180,517)	(220,928)	40,411
Distributions (net of reinvestments of $39,040)	(29,660)		(29,660)
Increase in proportionate share of Company stock held		19,292	(19,292)
Partnership interest at December 31, 2018	$715,102	$157,622	$557,480

The Company recognized a pre-tax loss of $306 ($193 net of tax) on a contribution of $5,682 in securities to investment partnerships during 2016.

The carrying value of the investment partnerships net of deferred taxes is presented below.

	December 31,
	2018	2017
Carrying value of investment partnerships	$557,480	$566,021
Deferred tax liability related to investment partnerships	(92,703)	(95,309)
Carrying value of investment partnerships net of deferred taxes	$464,777	$470,712

The Company’s proportionate share of Company stock held by investment partnerships at cost is $374,231 and $354,939 at December 31, 2018 and 2017, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock. Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Note 3.  Investment Partnerships (continued)

Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	2018	2017	2016
Gains from investment partnerships	$40,411	$6,965	$135,886
Loss on contribution of securities to investment partnerships	—	—	(306)
Investment partnership gains	40,411	6,965	135,580
Tax expense (benefit)	7,171	(4,115)	44,248
Contribution to net earnings	$33,240	$11,080	$91,332

On December 31 of each year, the general partner of the investment partnerships, Biglari Capital, will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. The total incentive reallocation from Biglari Holdings to Biglari Capital includes gains on the Company’s common stock. Gains and losses on the Company’s common stock and the related incentive reallocations are eliminated in our financial statements. Our investments in these partnerships are committed on a rolling 5-year basis.

There were no incentive reallocations from Biglari Holdings to Biglari Capital during 2018 and 2017. The incentive reallocation on December 31, 2016 was $31,628 (including $11,514 for gains on Company common stock).

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of December 31, 2018	$107,207	$901,750
Total liabilities as of December 31, 2018	$447	$202,770
Revenue for the year ended December 31, 2018	$(92,093)	$(120,431)
Earnings for the year ended December 31, 2018	$(92,159)	$(130,193)
Biglari Holdings’ ownership interest	65.9%	92.2%

Total assets as of December 31, 2017	$203,560	$1,060,737
Total liabilities as of December 31, 2017	$157	$199,974
Revenue for the year ended December 31, 2017	$(13,322)	$(25,283)
Earnings for the year ended December 31, 2017	$(13,383)	$(35,740)
Biglari Holdings’ ownership interest	64.3%	92.3%

Total assets as of December 31, 2016	$221,676	$1,109,465
Total liabilities as of December 31, 2016	$2,694	$201,460
Revenue for the year ended December 31, 2016	$37,098	$282,242
Earnings for the year ended December 31, 2016	$36,933	$273,736
Biglari Holdings’ ownership interest	63.6%	91.8%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments.

Note 4. Other Current Assets

Other current assets include the following.

	December 31,
	2018	2017
Investment in equity security and related derivative position	$4,463	$—
Deferred commissions on gift cards sold by third parties	3,218	3,946
Prepaid contractual obligations	1,555	3,068
Assets held for sale	—	207
Other current assets	$9,236	$7,221

Note 5. Property and Equipment

Property and equipment is composed of the following.

	December 31,
	2018	2017
Land	$146,015	$156,506
Buildings	142,658	152,610
Land and leasehold improvements	158,938	162,652
Equipment	201,738	203,145
Construction in progress	1,703	1,782
	651,052	676,695
Less accumulated depreciation and amortization	(376,336)	(380,895)
Property and equipment, net	$274,716	$295,800

Depreciation and amortization expense for property and equipment for 2018, 2017 and 2016 was $18,646, $20,706 and $21,635, respectively.

The Company recorded an impairment to long-lived assets of $5,677, $1,789 and $695 during 2018, 2017 and 2016, respectively. The fair value of the long-lived assets was determined based on Level 2 inputs using a discounted cash flow model and quoted prices for the properties. The fair value of the assets impaired was not material for any of the applicable periods.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2015	$28,109	$11,913	$40,022
Change in foreign exchange rates during 2016	(19)	—	(19)
Goodwill at December 31, 2016	$28,090	$11,913	$40,003
Change in foreign exchange rates during 2017	78	—	78
Goodwill at December 31, 2017	$28,168	$11,913	$40,081
Change in foreign exchange rates during 2018	(29)	—	(29)
Goodwill at December 31, 2018	$28,139	$11,913	$40,052

We are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in 2018, 2017 or 2016.

Note 6. Goodwill and Other Intangible Assets (continued)

Other Intangible Assets

Other intangible assets are composed of the following.

	December 31,
	2018			2017
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(4,647)	$663	$5,310	$(4,116)	$1,194
Other	810	(774)	36	810	(743)	67
Total	6,120	(5,421)	699	6,120	(4,859)	1,261
Intangible assets with indefinite lives:
Trade names	15,876	—	15,876	15,876	—	15,876
Other assets with indefinite lives	11,539	—	11,539	9,427	—	9,427
Total intangible assets	$33,535	$(5,421)	$28,114	$31,423	$(4,859)	$26,564

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western Sizzlin as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for 2018, 2017 and 2016 was $562, $567 and $571, respectively. The Company’s intangible assets with definite lives will fully amortize in 2020.

During 2018, the Company purchased lease rights totaling $2,503. During 2016, the Company purchased lease rights totaling $3,367 and recorded an additional $1,657 indefinite life asset associated with the tax effect of the asset acquisition.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following.

	December 31,
	2018	2017
Accounts payable	$41,967	$40,616
Gift card liability	22,685	27,436
Salaries, wages, and vacation	13,107	22,875
Deferred revenue	11,681	9,522
Taxes payable	11,214	10,571
Workers' compensation and other self-insurance accruals	8,394	9,047
Other	8,217	8,677
Accounts payable and accrued expenses	$117,265	$128,744

Note 8. Other Liabilities

Other liabilities include the following.

	December 31,
	2018	2017
Deferred rent expense	$6,468	$6,726
Other	2,713	4,643
Other liabilities	$9,181	$11,369

Note 9. Income Taxes

The components of the provision for income taxes consist of the following.

	2018	2017	2016
Current:
Federal	$(1,688)	$544	$6,329
State	1,204	816	1,998
Deferred	(2,153)	(64,321)	38,485
Total income taxes	$(2,637)	$(62,961)	$46,812

Reconciliation of effective income tax:
Tax at U.S. statutory rates	$3,519	$(4,512)	$51,227
State income taxes, net of federal benefit	741	259	3,332
Tax rate changes	(1,342)	(51,707)	—
Federal income tax credits	(4,587)	(3,158)	(4,692)
Dividends received deduction	(2,142)	(6,304)	(5,851)
Valuation allowance	658	742	905
Foreign tax rate differences	349	1,598	2,249
Other	167	121	(358)
Total income taxes	$(2,637)	$(62,961)	$46,812

On December 22, 2017, new federal income tax legislation, the Tax Cuts and Jobs Act (“Act”), was signed into law. Effective January 1, 2018, the U.S. corporate federal statutory income tax rate was reduced from 35.0% to 21.0% and required re-measurement of deferred balances to the new statutory rates as of December 31, 2017.

The Act also imposed a mandatory one-time transition tax on undistributed international earnings. We do not expect to have any additional tax liability related to a transition tax. The Company did not have a net tax expense or benefit on income from international operations. Earnings (losses) before income taxes derived from domestic operations during 2018, 2017 and 2016 were $21,700, $(6,230) and $154,520, respectively. Losses before income taxes derived from international operations during 2018, 2017 and 2016 were $4,945, $6,660 and $8,257, respectively.

As of December 31, 2018, we had $341 of unrecognized tax benefits, including $43 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. As of December 31, 2017, we had $357 of unrecognized tax benefits, including $29 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense. The unrecognized tax benefits of $341 would impact the effective income tax rate if recognized. Adjustments to the Company’s unrecognized tax benefit for gross increases for the current period tax position, gross decreases for prior period tax positions and the lapse of statute of limitations during 2018, 2017 and 2016 were not significant.

We file income tax returns which are periodically audited by various foreign, federal, state, and local jurisdictions. With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2015. We believe we have certain state income tax exposures related to fiscal years 2014 through 2018. Because of the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $14 within 12 months.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Note 9. Income Taxes (continued)

Our deferred tax assets and liabilities consist of the following.

	December 31,
	2018	2017
Deferred tax assets:
Insurance reserves	$1,816	$2,011
Compensation accruals	677	729
Gift card accruals	2,515	3,149
Net operating loss credit carryforward	5,547	5,273
Valuation allowance on net operating losses	(4,978)	(5,031)
Income tax credit carryforward	4,965	5,707
Other	953	629
Total deferred tax assets	11,495	12,467

Deferred tax liabilities:
Investments	92,743	95,324
Fixed asset basis difference	934	554
Goodwill and intangibles	4,689	4,990
Total deferred tax liabilities	98,366	100,868
Net deferred tax liability	$(86,871)	$(88,401)

Receivables on the balance sheet include income taxes receivable of $2,022 and $751 as of December 31, 2018 and 2017, respectively. Income taxes paid during 2018, 2017 and 2016 were $810, $3,211 and $6,961, respectively. Income tax refunds during 2018, 2017 and 2016 were $8, $0 and $233, respectively.

Note 10. Notes Payable and Other Borrowings

Notes payable and other borrowings include the following.

	December 31,
	2018	2017
Current portion of notes payable and other borrowings
Notes payable	$2,200	$2,200
Unamortized original issue discount	(334)	(321)
Unamortized debt issuance costs	(609)	(585)
Obligations under leases	4,463	5,279
Western revolver	—	175
Total current portion of notes payable and other borrowings	$5,720	$6,748

Long-term notes payable and other borrowings
Notes payable	$181,498	$183,698
Unamortized original issue discount	(438)	(772)
Unamortized debt issuance costs	(796)	(1,405)
Obligations under leases	59,737	75,473
Total long-term notes payable and other borrowings	$240,001	$256,994

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

Note 10. Notes Payable and Other Borrowings (continued)

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

Borrowings bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. The interest rate on the term loan was 6.28% as of December 31, 2018.

The credit agreement includes customary affirmative and negative covenants and events of default. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Disruptions in debt capital markets that restrict access to funding when needed could adversely affect the results of operations, liquidity and capital resources of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of December 31, 2018, $183,698 was outstanding under the term loan.

Western Sizzlin Revolver

As of December 31, 2018, Western Sizzlin had no debt outstanding under the revolver.

Expected principal payments for notes payable as of December 31, 2018, are as follows.

2019	$2,200
2020	2,200
2021	179,298
Total	$183,698

The fair value of long-term debt, excluding capitalized lease obligations, was approximately $147,000 at December 31, 2018. The fair value of our debt was estimated based on quoted market prices. The fair value was determined to be a Level 3 fair value measurement.

Interest

Interest paid on debt and obligations under leases are as follows.

	2018	2017	2016
Interest paid on debt	$10,655	$9,969	$10,508
Interest paid on obligations under leases	$8,207	$9,132	$9,475

Note 11. Leased Assets and Lease Commitments

We lease certain physical facilities under non-cancelable lease agreements. These leases require the payment of real estate taxes, insurance and maintenance costs. Certain leased facilities, which are no longer operated but are subleased to third parties or franchisees, are classified below as non-operating properties. Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $6,850 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to finance obligations and capital leases as of December 31, 2018 is as follows: $56,311 of buildings, $45,017 of land, $21,351 of land and leasehold improvements, $1,952 of equipment and $64,036 of accumulated depreciation.

Note 11. Leased Assets and Lease Commitments (continued)

On December 31, 2018, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments.

				Operating Leases
Year	Finance Obligations	Capital Leases	Total	Operating Property	Non-Operating Property
2019	$11,114	$55	$11,169	$17,914	$483
2020	8,040	55	8,095	16,691	554
2021	5,925	55	5,980	16,787	578
2022	2,951	5	2,956	15,603	599
2023	1,587	—	1,587	14,071	539
After 2023	1,673	—	1,673	36,709	1,790
Total minimum future rental payments	31,290	170	31,460	$117,775	$4,543
Less amount representing interest	18,004	60	18,064
Total principal obligations under leases	13,286	110	13,396
Less current portion	4,433	30	4,463
Non-current principal obligations under leases	8,853	80	8,933
Residual value at end of lease term	50,744	60	50,804
Obligations under leases	$59,597	$140	$59,737

Rent expense is presented below.

	2018	2017	2016
Minimum rent	$20,158	$18,157	$17,906
Contingent rent	1,470	1,839	1,841
Rent expense	$21,628	$19,996	$19,747

Non-cancellable finance obligations were created when the Company entered into certain build-to-suit or sale leaseback arrangements. As a result of continuing involvement in the underlying leases (generally due to right of substitution or purchase option provisions of the leases), the Company accounts for the leases as financings.

Note 12. Related Party Transactions

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

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
As of December 31, 2018, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $715,102.

Note 12. Related Party Transactions (continued)

Contributions to and distributions from The Lion Fund, L.P. and The Lion Fund II, L.P. were as follows.

	2018	2017	2016
Contributions of cash	$39,040	$3,707	$14,150
Contributions of securities	—	—	5,682
Distributions of cash	(68,700)	(9,395)	(26,265)
Distributions of securities	—	—	(4,463)
	$(29,660)	$(5,688)	$(10,896)

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. In 2018 and 2017, no incentive reallocation was earned. Based on Biglari Holdings’ $280,563 of earnings from the investment partnerships for 2016, the total incentive reallocation from Biglari Holdings to Biglari Capital was $31,628, including $11,514 associated with gains on the Company’s common stock.

Incentive Agreement Amendment

During 2013, Biglari Holdings and Mr. Biglari entered into an amendment to the Incentive Agreement to exclude earnings by the investment partnerships from the calculation of Mr. Biglari’s incentive fee. No incentive fees were earned in 2018 and 2016. In 2017, Mr. Biglari earned an incentive fee of $7,353. Under the Amended and Restated Incentive Agreement Mr. Biglari would receive a payment of approximately $7,000 if an event occurred entitling him to a severance payment.

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

Note 12. Related Party Transactions (continued)

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

The Governance, Nominating and Compensation Committee unanimously approved the association of the Biglari name and mark with all of Steak n Shake’s restaurants (including Company operated and franchise locations), products and brands. On May 14, 2013, the Company, Steak n Shake, LLC and Steak n Shake Enterprises, Inc. entered into a Trademark Sublicense Agreement in connection therewith. Accordingly, revenues received by the Company, its subsidiaries and affiliates from Steak n Shake’s restaurants, products and brands would come within the definition of Revenues for purposes of the License Agreement.

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

The Company and its subsidiaries have paid no royalties to Mr. Biglari under the License Agreement since its execution.

The actual amount of royalties paid to Mr. Biglari following the occurrence of a Triggering Event (as defined in the License Agreement) would depend on the Company’s revenues during the applicable period following the Triggering Event, and, therefore, depends on material assumptions and estimates regarding future operations and revenues. Assuming for purposes of illustration a Triggering Event occurred on December 31, 2018, using revenue from 2018 as an estimate of future revenue and calculated according to terms of the License Agreement, Mr. Biglari would receive approximately $19,000 in royalty payments annually. At a minimum, the royalties would be earned on revenue generated from January 1, 2019 through December 21, 2025. Royalty payments beyond the minimum period would be subject to the licensee’s continued use of the licensed marks.

Note 13. Commitments and Contingencies

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flow.

On January 29, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. The shareholder generally alleges claims of breach of fiduciary duty by the members of our Board of Directors and unjust enrichment to Mr. Biglari as a result of the issuance of a dual class structure.

Note 13. Commitments and Contingencies (continued)

On March 26, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. This shareholder generally alleges claims of breach of fiduciary duty by the members of our Board of Directors. This shareholder sought to enjoin the shareholder vote on April 26, 2018 to approve the issuance of the dual class structure. On April 16, 2018, the shareholders withdrew their motions to enjoin the shareholder vote on April 26, 2018.

On May 17, 2018, the shareholders who filed the January 29, 2018 complaint and the March 26, 2018 complaint filed a new, consolidated complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. The shareholders generally allege claims of breach of fiduciary duty by the members of our Board of Directors and unjust enrichment to Mr. Biglari arising out of the issuance of the dual class structure. The shareholders seek, for themselves and on behalf of all other shareholders as a class, a declaration that the defendants breached their duty to the shareholders and the class, and to recover unspecified damages, pre-judgment and post-judgment interest, and an award of their attorneys’ fees and other costs.

On December 14, 2018, the Judge of the Superior Court of Hamilton County, Indiana issued an order granting the Company’s motion to dismiss the shareholders’ lawsuits. On January 11, 2019, the shareholders filed an appeal of the Judge’s order dismissing the lawsuits.

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

Bonds: The Company’s investments in bonds are classified within Level 1 or Level 2 of the fair value hierarchy depending on the instrument.

Non-qualified deferred compensation plan investments: The assets of the non-qualified plan are set up in a rabbi trust. They represent mutual funds and publicly traded securities, each of which are classified within Level 1 of the fair value hierarchy.

Derivative instruments: Options related to equity securities are marked to market each reporting period and are classified within Level 2 of the fair value hierarchy.

As of December 31, 2018 and 2017 the fair values of financial assets were as follows.

	December 31,
	2018				2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$21,448	$—	$—	$21,448	$5,785	$—	$—	$5,785
Equity securities:
Consumer goods	1,708	4,100	—	5,808	2,445	—	—	2,445
Bonds	32,404	—	—	32,404	—	25,901	—	25,901
Options on equity securities	—	2,775	—	2,775	—	2,018	—	2,018
Non-qualified deferred
compensation plan investments	2,149	—	—	2,149	3,459	—	—	3,459
Total assets at fair value	$57,709	$6,875	$—	$64,584	$11,689	$27,919	$—	$39,608

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 15. Accumulated Other Comprehensive Income

Changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, were as follows.

	2018			2017
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Loss
Beginning Balance	$(1,462)	$58	$(1,404)	$(3,447)	$(137)	$(3,584)
Other comprehensive income (loss)
before reclassifications		—	—		195	195
Reclassification to (earnings) loss		(58)	(58)
Foreign currency translation	(1,054)		(1,054)	1,985		1,985
Ending Balance	$(2,516)	$—	$(2,516)	$(1,462)	$58	$(1,404)

Note 15. Accumulated Other Comprehensive Income (continued)

	2016
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Loss
Beginning Balance	$(2,992)	$(687)	$(3,679)
Other comprehensive income (loss)
before reclassifications		357	357
Reclassification to (earnings) loss		193	193
Foreign currency translation	(455)		(455)
Ending Balance	$(3,447)	$(137)	$(3,584)

Reclassifications made from accumulated other comprehensive income to the statement of earnings were $58 of income to earnings during 2018 and $193 of losses to earnings during 2016; there were no reclassifications from accumulated other comprehensive income to earnings during 2017.

Note 16. Business Segment Reporting

Our reportable business segments are organized in a manner that reflects how management views those business activities. Our restaurant operations include Steak n Shake and Western Sizzlin. The Company also reports segment information for First Guard and Maxim. Other business activities not specifically identified with reportable business segments are presented in “other” within total operating businesses. We report our earnings from investment partnerships separate from our corporate expenses. We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are neither necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations. The tabular information that follows shows data of our reportable segments reconciled to amounts reflected in the consolidated financial statements.

Revenue for 2018, 2017 and 2016 were as follows.

	Revenue
	2018	2017	2016
Operating Businesses:
Restaurant Operations:
Steak n Shake	$760,565	$792,827	$804,423
Western	15,125	14,326	13,491
Total Restaurant Operations	775,690	807,153	817,914
First Guard	27,628	24,943	22,997
Maxim	6,576	7,708	9,165
	$809,894	$839,804	$850,076

Note 16. Business Segment Reporting (continued)

Earnings (loss) before income taxes for 2018, 2017 and 2016 were as follows.

	Earnings (Loss) Before Income Taxes
	2018	2017	2016
Operating Businesses:
Restaurant Operations:
Steak n Shake	$(10,657)	$431	$34,717
Western	2,046	1,860	2,506
Total Restaurant Operations	(8,611)	2,291	37,223
First Guard	6,215	4,770	5,135
Maxim	1,068	(439)	(10,078)
Other	635	669	94
Total Operating Businesses	(693)	7,291	32,374
Corporate and investments:
Corporate	(11,286)	(16,106)	(10,241)
Investment partnership gains	40,411	6,965	135,580
Total corporate	29,125	(9,141)	125,339
Interest expense on notes
payable and other borrowings	(11,677)	(11,040)	(11,450)
	$16,755	$(12,890)	$146,263

A disaggregation of our consolidated capital expenditures for 2018, 2017 and 2016 is presented in the tables that follow.

	Capital Expenditures

	2018	2017	2016

Operating Businesses:
Restaurant Operations:
Steak n Shake	$14,982	$7,565	$8,257
Western	61	410	306
Total Restaurant Operations	15,043	7,975	8,563
First Guard	236	43	7
Maxim	—	—	42
Other	14	16	51
Total Operating Businesses	15,293	8,034	8,663
Corporate	—	—	—
Consolidated results	$15,293	$8,034	$8,663

Note 16. Business Segment Reporting (continued)

A disaggregation of our consolidated depreciation and amortization captions for 2018, 2017 and 2016 is presented in the tables that follow.

	Depreciation and Amortization

	2018	2017	2016

Operating Businesses:
Restaurant Operations:
Steak n Shake	$18,180	$19,987	$20,968
Western	651	636	605
Total Restaurant Operations	18,831	20,623	21,573
First Guard	76	56	64
Maxim	27	50	409
Other	287	287	431
Total Operating Businesses	19,221	21,016	22,477
Corporate	97	432	448
Consolidated results	$19,318	$21,448	$22,925

A disaggregation of our consolidated asset captions is presented in the table that follows.

	Identifiable Assets
	December 31,
	2018	2017
Reportable segments:
Restaurant Operations:
Steak n Shake	$330,100	$373,654
Western	16,444	17,027
Total Restaurant Operations	346,544	390,681
First Guard	51,565	46,693
Maxim	18,143	19,155
Other	19,774	20,514
Corporate	35,987	20,520
Investment partnerships	557,480	566,021
Total assets	$1,029,493	$1,063,584

Note 17. Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For the year ended December 31, 2018
Total revenues	$202,225	$208,739	$203,582	$195,348
Gross profit	36,430	42,727	36,153	33,145
Costs and expenses	203,391	203,778	204,518	201,979
Earnings (loss) before income taxes	(2,611)	(8,429)	(24,902)	52,697
Net earnings (loss)	(1,814)	(7,539)	(13,703)	42,448
Net earnings (loss) per equivalent Class A share	$(5.15)	$(21.73)	$(39.50)	$122.53

For the year ended December 31, 2017
Total revenues	$203,393	$212,954	$214,234	$209,223
Gross profit	39,582	39,992	36,664	36,285
Costs and expenses	198,918	210,050	215,327	215,242
Earnings (loss) before income taxes	(25,597)	35,043	(49,926)	27,590
Net earnings (loss)	(15,821)	21,126	(24,700)	69,466
Net earnings (loss) per equivalent Class A share	$(42.72)	$57.27	$(66.96)	$190.05

We define gross profit as net revenue less restaurant cost of sales, media cost of sales, and insurance losses and underwriting expenses, which excludes depreciation and amortization.

Note 18. Supplemental Disclosures of Cash Flow Information

Capital expenditures in accounts payable at December 31, 2018, 2017 and 2016 were $1,776, $1,036 and $480, respectively.

In 2018, we had new capital lease obligations of $1,000 and lease retirements of $11,557. In 2017, we had new capital lease obligations of $1,952 and lease retirements of $5,030. During 2016, we had new capital lease obligations of $258 and lease retirements of $1,006.

In 2016, the Company made a non-cash contribution of securities of $5,682 to the investment partnerships and received a non-cash distribution of securities of $4,463 from the investment partnerships.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Biglari Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Biglari Holdings Inc.

February 23, 2019

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

The information required by Part III Items 10, 11, 12, 13 and 14 will be contained in the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders, to be filed on or before April 25, 2019, and such information is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following Consolidated Financial Statements, as well as the Reports of Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this report:

2. Financial Statement Schedule

Schedules have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description

2.01	Amended and Restated Agreement and Plan of Merger, dated as of March 5, 2018, by and among the Predecessor, BH Merger Company and the Company (incorporated by reference to Exhibit 2.01 to the Company’s Amendment No. 3 to Registration Statement on Form S-4 filed March 28, 2018).
3.01	First Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Annex II to the Company’s Amendment No. 2 to Registration Statement on Form S-4 filed March 6, 2018).
3.02	Articles of Amendment to the First Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.02 to the Company’s Form 8-K12B filed April 30, 2018).
3.03	By-Laws of the Company (incorporated by reference to Exhibit 3.03 to the Company’s Form 8-K12B filed April 30, 2018).
4.01	Specimen Class A Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.01 to the Company’s Amendment No. 3 to Registration Statement on Form S-4 filed March 28, 2018).
4.02	Specimen Class B Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.02 to the Company’s Amendment No. 3 to Registration Statement on Form S-4 filed March 28, 2018).
10.01*	The Steak n Shake Non-Qualified Savings Plan, amended and restated as of March 15, 2010 (incorporated by reference to Exhibit 4.3 to the Predecessor’s Registration Statement on Form S-8 dated April 22, 2010).
10.02*	Incentive Agreement, dated April 30, 2010, by and between the Predecessor and Sardar Biglari (incorporated by reference to Exhibit 10.2 to the Predecessor’s Current Report on Form 8-K dated April 30, 2010).
10.03*	Amended and Restated Incentive Agreement, dated September 28, 2010, by and between the Predecessor and Sardar Biglari (incorporated by reference to Annex A to the Predecessor’s definitive Proxy Statement dated September 29, 2010).
10.04	Trademark License Agreement, dated as of January 11, 2013, by and between Biglari Holdings Inc. and Sardar Biglari (incorporated by reference to Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K dated January 11, 2013).

10.05	Trademark Sublicense Agreement, entered as of May 14, 2013, by and among the Predecessor, Steak n Shake, LLC and Steak n Shake Enterprises, Inc (incorporated by reference to Exhibit 10.01 to the Predecessor’s Quarterly Report on Form 10-Q for the quarterly period ended April 10, 2013).
10.06	Services Agreement, dated as of September 15, 2017, by and among Biglari Holdings Inc., Biglari Capital Corp. and Biglari Enterprises LLC (incorporated by reference to Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K dated September 15, 2017).
10.07*	First Amendment, dated as of July 1, 2013, to the Amended and Restated Incentive Agreement, dated as of September 28, 2010, by and between Biglari Holdings Inc. and Sardar Biglari (incorporated by reference to Exhibit 10.3 to the Predecessor’s Current Report on Form 8-K dated July 2, 2013).
10.08	Credit Agreement, dated as of March 19, 2014, among Steak n Shake Operations, Inc., as borrower, Steak n Shake Enterprises, Inc. and Steak n Shake, LLC, as subsidiary guarantors, the lenders party thereto, Jefferies Finance LLC, as joint lead arranger, syndication agent, documentation agent, book manager, administrative agent and collateral agent, and Fifth Third Bank, as joint lead arranger, swingline lender and issuing bank (incorporated by reference to Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K dated March 21, 2014).
10.09	Security Agreement, dated as of March 19, 2014, by Steak n Shake Operations, Inc., Steak n Shake Enterprises, Inc. and Steak n Shake, LLC, as pledgors, assignors and debtors, in favor of Jefferies Finance LLC, in its capacity as collateral agent, pledgee, assignee and secured party (incorporated by reference to Exhibit 10.2 to the Predecessor’s Current Report on Form 8-K dated March 21, 2014).
10.10	Form of Indemnity Agreement for Directors of the Predecessor, as adopted on June 3, 2015 (incorporated by reference to Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K dated June 4, 2015).
10.11	Amended and Restated Partnership Agreement of The Lion Fund II, L.P. as amended on June 3, 2015 (incorporated by reference to Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K dated June 4, 2015).
21.01**	Subsidiaries of the Company.
31.01**	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02**	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	Interactive Data Files. Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to the Annual Report on Form 10-K.
**	Furnished herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2019.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 23, 2019.

Signature	Title

/s/ Sardar Biglari	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Sardar Biglari

/s/ Bruce Lewis	Controller (Principal Financial and Accounting Officer)
Bruce Lewis

/s/ Philip Cooley	Director
Philip Cooley

/s/ Ruth J. Person	Director
Ruth J. Person

/s/ Kenneth R. Cooper	Director
Kenneth R. Cooper

/s/ James P. Mastrian	Director
James P. Mastrian