Form 10-K/A
period 2018-12-31
Biglari Holdings Inc.
filed 2019-03-29
CIK 1726173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Page

PART IV

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2019 (the “Original Filing”), to include separate audited financial statements of The Lion Fund II, L.P. (the “Lion Fund II”) pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”) in Part IV, Item 15. The audited financial statements of the Lion Fund II (the “Lion Fund II Financial Statements”) were not available at the time of the Original Filing. In accordance with Rule 3-09(b)(2), the Lion Fund II Financial Statements are being filed as an amendment to the Original Filing within 90 days after the end of the Lion Fund II’s fiscal year.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the additional information included in Part IV, Item 15 of this Form 10-K/A. Additionally, this Form 10-K/A, except for the additional information included in Part IV, speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the Original Filing.

ii

Item 15. Exhibits and Financial Statement Schedules

INDEPENDENT AUDITORS’ REPORT

To the Partners of
The Lion Fund II, L.P.
San Antonio, Texas

We have audited the accompanying financial statements of The Lion Fund II, L.P., (a Delaware limited partnership) (the "Fund"), which comprise the statements of assets and liabilities, including the condensed schedules of investments, as of December 31, 2018 and 2017, and the related statements of operations, changes in partners’ capital, and cash flows for the years ended December 31, 2018, 2017 and 2016, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Fund’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Lion Fund II, L.P., as of December 31, 2018 and 2017, and the results of its operations, changes in partners’ capital, and its cash flows for the years ended December 31, 2018, 2017 and 2016, in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

March 29, 2019

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF ASSETS AND LIABILITIES

	December 31, 2018	December 31, 2017
ASSETS:
Investments in securities — at fair value	$817,479,463	$1,037,143,965
Cash and cash equivalents	83,943,690	23,593,487
Total assets	$901,423,153	$1,060,737,452

LIABILITIES:
Long-term debt	$199,672,818	$198,921,742
Derivatives	1,766,516	—
Interest payable	853,642	642,186
Accounts payable	149,987	82,000
Due to broker	—	328,261
Total liabilities	$202,442,963	$199,974,189

PARTNERS’ CAPITAL	$698,980,190	$860,763,263

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016

INVESTMENT INCOME:
Dividends and interest	$41,147,563	$38,185,761	$38,337,173

EXPENSES:
Professional fees	134,987	5,852,396	8,323,508
Interest expense	9,626,977	4,603,910	182,795

NET INVESTMENT INCOME	31,385,599	27,729,455	29,830,870

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) from investments	27,874,223	(768,420)	128,946
Net change in unrealized appreciation - investments	(189,452,895)	(77,377,962)	283,699,435
Net change in unrealized appreciation - forward contract	—	45,177,780	(39,923,076)
Cost of forward contract at maturity	—	(30,500,593)	—

NET INCREASE (DECREASE) IN PARTNERS’ CAPITAL
RESULTING FROM OPERATIONS	$(130,193,073)	$(35,739,740)	$273,736,175

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	General	Limited
	Partner	Partners	Total

PARTNERS’ CAPITAL — December 31, 2015	$29,427,362	$648,622,191	$678,049,553

Capital distributions	(1,735,000)	(42,045,000)	(43,780,000)

Net increase from operations	11,844,421	261,891,754	273,736,175

Performance reallocation	30,840,204	(30,840,204)	—

PARTNERS’ CAPITAL — December 31, 2016	$70,376,987	$837,628,741	$908,005,728

Capital contributions	—	9,707,250	9,707,250

Capital distributions	(7,720,000)	(13,489,975)	(21,209,975)

Net decrease from operations	(2,810,898)	(32,928,842)	(35,739,740)

Performance reallocation	—	—	—

PARTNERS’ CAPITAL — December 31, 2017	$59,846,089	$800,917,174	$860,763,263

Capital contributions	—	39,040,000	39,040,000

Capital distributions	(1,745,000)	(68,885,000)	(70,630,000)

Net decrease from operations	(9,110,326)	(121,082,747)	(130,193,073)

Performance reallocation	—	—	—

PARTNERS’ CAPITAL — December 31, 2018	$48,990,763	$649,989,427	$698,980,190

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in partners’ capital resulting from operations	$(130,193,073)	$(35,739,740)	$273,736,175
Adjustments to reconcile net increase (decrease) in partners’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains) losses from investments	(27,874,223)	768,420	(128,946)
Net change in unrealized appreciation - investments	189,452,895	77,377,962	(283,699,435)
Net change in unrealized appreciation - forward contract	—	(45,177,780)	39,923,076
Cost of forward contract at maturity	—	30,500,593	—
Purchases of investments in securities	(20,011,188)	(9,539,412)	(14,035,258)
Proceeds from sale of investments	79,863,534	595,064	8,140,808
Payment of forward contract	—	(165,596,093)	—
Amortization of loan origination fees	751,076	423,896	—
Changes in due to broker	(328,261)	(20,278,672)	20,606,933
Changes in interest payable	211,456	642,186	—
Changes in dividends receivable	—	1,619,240	(1,619,240)
Changes in accounts payable	67,987	(497,298)	(344,424)

Net cash provided by (used in) operating activities	91,940,203	(164,901,634)	42,579,689

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	39,040,000	9,707,250	—
Distributions to partners	(70,630,000)	(19,709,975)	(45,280,000)
Proceeds from long-term debt	—	198,497,846	—

Net cash provided by (used in) financing activities	(31,590,000)	188,495,121	(45,280,000)

NET INCREASE (DECREASE) IN CASH	60,350,203	23,593,487	(2,700,311)

CASH and CASH EQUIVALENTS — Beginning of year	23,593,487	—	2,700,311

CASH and CASH EQUIVALENTS — End of year	$83,943,690	$23,593,487	$—

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2018:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Diversified:
Biglari Holdings Inc. Class A common stock (6.1%)	72,621	$42,677,184
Biglari Holdings Inc. Class B common stock (11.8%)	726,218	82,483,840
Restaurant:
Cracker Barrel Old Country Store, Inc. (98.9%)	4,322,218	690,949,769
Other		1,368,670

TOTAL SECURITIES OWNED (cost $722,282,640) (117.0%)		$817,479,463

Percentages shown are computed based on the classification value compared to partners’ capital at December 31, 2018.

AS OF DECEMBER 31, 2017:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Diversified:
Biglari Holdings Inc. (32.8%)	680,916	$282,171,591
Restaurant:
Cracker Barrel Old Country Store, Inc. (87.5%)	4,737,794	752,788,089
Other		2,184,285

TOTAL SECURITIES OWNED (cost $751,520,856) (120.5%)		$1,037,143,965

Percentages shown are computed based on the classification value compared to partners’ capital at December 31, 2017.

See notes to financial statements.

THE LION FUND II, L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

for the years eNDED December 31, 2018, 2017 and 2016

1.	organization and Summary of Significant Accounting Policies

The Lion Fund II, L.P. (the “Fund”) is an investment fund organized as a limited partnership under the laws of the State of Delaware. The Fund is managed by Biglari Capital Corp. (the “General Partner”). The Fund commenced operations in July 2013 to provide investors with a professionally managed fund with the objective of achieving above-average, long-term growth of capital. In meeting this objective, the Fund will seek to find investments that the General Partner believes offer exceptional value.

Basis of Accounting — The accompanying financial statements of the Fund have been presented on the accrual basis of accounting, in accordance with generally accepted accounting principles (“GAAP”). The Fund is an investment company and therefore complies with accounting and reporting guidance presented in Accounting Standards Codification 946, Financial Services – Investment Companies. The Fund separated the net change in unrealized appreciation for the forward contract from the net change in unrealized appreciation for investments in 2017 and changed 2016 to conform.

Investments in Securities — Security transactions are accounted for on the date the securities are purchased or sold (trade date). Gains or losses from sales of investments are computed on the specific identification basis. Dividend income is recorded on the ex-dividend date. Interest income is recorded on the accrual basis.

Exchange-listed securities are valued at the last sale price on the principal exchange on which they are traded.

Income Taxes — In accordance with federal income tax regulations, no income taxes are levied on a partnership, but rather on the individual partners. Consequently, no provision or liability for federal income taxes has been reflected in the accompanying financial statements.

There were neither liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax returns. The Fund has reviewed open tax years and has concluded that there is no significant tax liability resulting from uncertain tax provisions. 2017, 2016 and 2015 remain open for both federal and state jurisdictions.

Cash and Cash Equivalents — Any highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents. The cash and cash equivalent balances as of December 31, 2018 and 2017 represent cash held by the custodian of the Fund’s investments.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to Broker — Due to broker represents margin debit balances collateralized by investments in securities.

Allocation of Net Increase (Decrease) from Operations — The Fund’s income and losses, including unrealized gains or losses and realized gains or losses from the sale of investments, are allocated to the partners in proportion to their respective capital accounts as of the end of each month, except for the General Partner performance reallocation discussed in Note 3.

Long-term debt — On June 7, 2017, the Fund entered into a $200,000,000 loan using 3,600,000 shares of Cracker Barrel Old Country Store, Inc. as collateral. As of December 31, 2018 and 2017, the interest rate was 4.96% and 3.73%, respectively. The loan includes customary affirmative and negative covenants and events of default. On February 28, 2019, the Fund amended the loan agreement to reduce the loan to $160,000,000 and 2,700,000 shares of Cracker Barrel Old Country Store, Inc. as collateral. The amended loan matures on March 1, 2021.

Forward Contract — The Fund entered into a pre-paid variable share forward transaction during 2015 with 1,250,000 shares of Cracker Barrel Old Country Store, Inc. and received $135,095,500. The contract matured during 2017 from June 14, 2017 to September 19, 2017. The Fund elected to settle the forward contract in cash at maturity and made payments totaling $165,596,093 during 2017. The derivative contract was marked to market each period with the changes in fair value of the contract recorded in net change in unrealized appreciation in the Statement of Operations.

2.	Concentrations of Credit Risk

The Fund does not clear its own securities transactions. It has established accounts with financial institutions for this purpose. This can, and often does, result in concentration of credit risk with one or more of these firms. Such risk, however, is mitigated by the obligation of U.S. financial institutions to comply with rules and regulations governing broker/dealers and futures commission merchants. These rules and regulations generally require maintenance of net capital, as defined, and segregation of customers’ funds and securities from holdings of the firm.

3.	Related-party Transactions

The General Partner is entitled to receive a performance reallocation of 25% of the increase in net assets annually. This reallocation is subject to a 6% performance hurdle rate that the Fund’s performance must exceed in order for the General Partner to be entitled to such reallocation. Additionally, this reallocation is subject to a highwater mark provision. The General Partner did not earn a performance reallocation during 2018 and 2017. For the year ended December 31, 2016, the General Partner earned $30,840,204 of performance reallocation fees.

Sardar Biglari is the Chairman, Chief Executive Officer and sole owner of the General Partner. Mr. Biglari is also the Chairman and Chief Executive Officer of Biglari Holdings Inc. (“Biglari Holdings”) and of Biglari Holdings’ wholly owned subsidiary, Steak n Shake Inc. (“Steak n Shake”). Biglari Holdings and Steak n Shake are limited partners in the Fund and are subject to pay their proportional share of performance reallocation.

During 2018, the Fund purchased 45,302 shares of Biglari Holdings common stock under a Rule 10b-5 trading plan. On April 30, 2018, Biglari Holdings issued dual class stock. Every ten (10) shares of common stock outstanding on April 30, 2018 converted into (i) ten (10) shares of Class B common stock and (ii) one (1) share of Class A common stock.

The General Partner of the Fund also serves as the General Partner of The Lion Fund, L.P. The Lion Fund, L.P. is a limited partner in the Fund and is not subject to a performance reallocation. As of December 31, 2018, 2017 and 2016, Biglari Holdings, Steak n Shake and The Lion Fund, L.P. are limited partners in the Fund.

4.	Fair Value MeasuremenTS

Exchange-listed securities are valued at the last sale price on the principal exchange on which they are traded. Level 1 securities in accordance with the GAAP established fair value hierarchy are based on unadjusted quoted prices in active markets for identical assets and liabilities. As of December 31, 2018 and 2017, the total securities were $817,479,463 and $1,037,143,965, respectively. The securities are classified as Level 1 inputs within the GAAP established hierarchy.

5.	Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the time of issuance of these financial statements on March 29, 2019.

6.	Financial Highlights

	2018	2017	2016

Total return before performance reallocation	(15.32)%	(3.95)%	41.20%
Performance reallocation	0.00	0.00	(5.01)

Total return after performance reallocation	(15.32)%	(3.95)%	36.19%

Supplemental Data
	2018	2017	2016

Annual gross partnership return	(14.23)%	(2.83)%	43.11%
Annual net partnership return	(15.38)%	(4.00)%	41.81%

Total return for limited partners is calculated for the limited partners as a whole and is measured by dividing the increase or decrease in net assets, net of the expenses and performance reallocation to the General Partner, into the weighted average limited partners’ capital measured at the end of each month. An individual limited partner’s return may vary from these returns based on the timing of capital transactions.

Gross partnership return is calculated for the Fund as a whole and is measured by dividing the total increase or decrease in net assets, before expenses, into the weighted average partners’ capital measured at the end of each month. The net partnership return is calculated in similar fashion, after expenses.

	2018	2017	2016
Ratio to average partners’ capital:
Expenses before performance reallocation	1.21%	1.27%	1.07%
Performance reallocation	0.00	0.00	4.07

Expenses including performance reallocation	1.21%	1.27%	5.14%

Net investment income	3.90%	3.37%	3.77%

Average partners’ capital is determined using the Fund’s partners’ capital measured at the end of each month. The performance reallocation to the General Partner is not included in the net investment income ratio.

Expenses include accounting fees, interest and other expenses. Net investment income is computed as investment income from dividends and interest, less expenses.

******

10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2019.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 29, 2019.

Signature	Title

/s/ Sardar Biglari	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Sardar Biglari

/s/ Bruce Lewis	Controller (Principal Financial and Accounting Officer)
Bruce Lewis

/s/ Philip Cooley	Director
Philip Cooley

/s/ Kenneth R. Cooper	Director
Kenneth R. Cooper

/s/ James P. Mastrian	Director
James P. Mastrian

/s/ Ruth J. Person	Director
Ruth J. Person

11

INDEX TO EXHIBITS

Exhibit Number	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Controller
32.01	Section 1350 Certifications
99.01	Consent of The Lion Fund II, L.P.

The Lion Fund II Financial Statements are filed under Item 15(c).

12