Form 10-Q
period 2019-03-31
Biglari Holdings Inc.
filed 2019-05-03
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock, no par value Class B Common Stock, no par value	BH.A BH	New York Stock Exchange New York Stock Exchange

Number of shares of common stock outstanding as of May 1, 2019:

Class A common stock –	206,864
Class B common stock –	2,068,640

Index

BIGLARI HOLDINGS INC.

Index

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,093	$48,557
Investments	40,718	33,860
Receivables	8,864	15,743
Inventories	6,544	7,537
Other current assets	5,374	9,236
Total current assets	92,593	114,933
Property and equipment	296,513	274,716
Operating lease assets	66,201	—
Goodwill and other intangible assets	67,806	68,166
Investment partnerships	591,520	557,480
Other assets	14,070	14,198
Total assets	$1,128,703	$1,029,493

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$121,500	$117,265
Current portion of operating lease liabilities	12,023	—
Current portion of notes payable and other borrowings	7,030	5,720
Total current liabilities	140,553	122,985
Long-term notes payable and other borrowings	264,345	240,001
Operating lease liabilities	60,271	—
Deferred taxes	79,699	86,871
Other liabilities	2,481	9,181
Total liabilities	547,349	459,038

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	381,904	381,904
Retained earnings	575,477	564,160
Accumulated other comprehensive loss	(2,820)	(2,516)
Treasury stock, at cost	(374,345)	(374,231)
Biglari Holdings Inc. shareholders’ equity	581,354	570,455
Total liabilities and shareholders’ equity	$1,128,703	$1,029,493

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per share amounts)

	First Quarter
	2019	2018
	(Unaudited)
Revenues
Restaurant operations	$173,775	$193,934
Insurance premiums and other	7,207	6,547
Media advertising and other	877	1,744
	181,859	202,225
Cost and expenses
Restaurant cost of sales	152,449	158,350
Insurance losses and underwriting expenses	5,625	5,928
Media cost of sales	948	1,517
Selling, general and administrative	34,891	32,650
Depreciation and amortization	5,471	4,946
	199,384	203,391
Other income (expenses)
Interest expense	(3,058)	(2,754)
Interest on finance leases and obligations	(2,009)	(2,186)
Investment partnership gains	34,154	3,495
Total other income (expenses)	29,087	(1,445)
Earnings (loss) before income taxes	11,562	(2,611)
Income tax expense (benefit)	1,744	(797)
Net earnings (loss)	$9,818	$(1,814)
Earnings per share
Net earnings (loss) per equivalent Class A share *	$28.36	$(5.15)

* Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $5.67 for the first quarter of 2019 and $(1.03) for the first quarter of 2018.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	First Quarter
	2019	2018
	(Unaudited)

Net earnings (loss)	$9,818	$(1,814)
Other comprehensive income:
Reclassification to earnings	—	(73)
Applicable income taxes	—	15
Foreign currency translation	(304)	496
Other comprehensive income (loss), net	(304)	438
Total comprehensive income (loss)	$9,514	$(1,376)

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	First Quarter
	2019	2018
	(Unaudited)
Operating activities
Net earnings (loss)	$9,818	$(1,814)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	5,471	4,946
Provision for deferred income taxes	(7,415)	380
Asset impairments and other non-cash expenses	2,139	239
(Gains) losses on disposal of assets	(185)	96
Investment partnership (gains) losses	(34,154)	(3,495)
Distributions from investment partnerships	—	5,200
Changes in receivables and inventories	7,842	3,861
Changes in other assets	53	1,121
Changes in accounts payable and accrued expenses	6,394	(19,979)
Net cash used in operating activities	(10,037)	(9,445)
Investing activities
Capital expenditures	(3,564)	(2,452)
Proceeds from property and equipment disposals	320	1,524
Distributions from investment partnerships	40,000	—
Purchases of limited partner interests	(40,000)	—
Purchases of investments	(23,510)	(18,340)
Redemptions of fixed maturity securities	21,300	17,492
Net cash used in investing activities	(5,454)	(1,776)
Financing activities
Payments on revolving credit facility	—	(39)
Principal payments on long-term debt	(550)	(550)
Principal payments on direct financing lease obligations	(1,418)	(1,400)
Proceeds for exercise of stock options	—	42
Net cash used in financing activities	(1,968)	(1,947)
Effect of exchange rate changes on cash	(5)	35
Decrease in cash, cash equivalents and restricted cash	(17,464)	(13,133)
Cash, cash equivalents and restricted cash at beginning of year	55,010	67,230
Cash, cash equivalents and restricted cash at end of first quarter	$37,546	$54,097

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2018	$1,138	$381,904	$564,160	$(2,516)	$(374,231)	$570,455
Net earnings			9,818			9,818
Adoption of accounting standards			1,499			1,499
Other comprehensive income, net				(304)		(304)
Adjustment to treasury stock for holdings in investment partnerships					(114)	(114)
Balance at March 31, 2019	$1,138	$381,904	$575,477	$(2,820)	$(374,345)	$581,354

Balance at December 31, 2017	$1,071	$382,014	$565,504	$(1,404)	$(375,857)	$571,328
Net earnings (loss)			(1,814)			(1,814)
Adoption of accounting standards			90			90
Other comprehensive income, net				438		438
Adjustment to treasury stock for holdings in investment partnerships					(18,377)	(18,377)
Exercise of stock options		(39)			81	42
Balance at March 31, 2018	$1,071	$381,975	$563,780	$(966)	$(394,153)	$551,707

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(dollars in thousands, except share and per share data)

Note 1. Summary of Significant Accounting Policies

Description of Business

The accompanying unaudited consolidated financial statements of Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal recurring adjustments. The results for the interim periods shown are not necessarily indicative of results for the entire fiscal year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, Mr. Biglari’s beneficial ownership was approximately 56.9% of the Company’s outstanding Class A common stock and 54.3% of the Company’s outstanding Class B common stock.

Issuance of Dual Class Common Stock

On April 30, 2018, the Company implemented a dual class structure of its common stock. Since May 1, 2018, the shares of the Company’s Class A common stock have traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BH.A” and the shares of the Company’s Class B common stock have traded on the NYSE under the ticker symbol “BH”.

The consolidated financial position and results of operations of the Company have been included in the consolidated financial statements on a historical basis, except for earnings per share which is impacted by the issuance of the new common shares.

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

Note 2. New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however ASU 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and related disclosures.

Index

Note 2. New Accounting Standards (continued)

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires a lessee to recognize lease assets and lease liabilities on the balance sheet, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition method with which to adopt the new leases standard. Most prominent among the changes in the standard is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of earnings. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The guidance permits the use of a modified retrospective approach, which requires an entity to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented. Alternatively, the guidance permits a “Comparatives Under 840 Option” that changes the date of initial application to the beginning of the period of adoption. We elected the Comparatives Under 840 Option in which we apply ASC 840 to all comparative periods, including disclosures, and recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of the effective date of January 1, 2019. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. In addition, we elected certain practical expedients and accounting policies, including an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We recognize those lease payments in the consolidated statements of earnings on a straight-line basis over the lease term.

The new lease standard was applied on January 1, 2019, and includes a cumulative-effect adjustment of $1,499 to retained earnings in the period of adoption. All periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease assets of $63,261 and operating lease liabilities of $69,671 as of January 1, 2019 and due to the recording of finance lease assets of $11,638 and finance lease liabilities of $11,784. The difference between the asset and liability amounts primarily relates to previously recorded deferred/prepaid rent. The standard had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated statements of earnings and statements of cash flow. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases.

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

As a result of the implementation of the dual class structure on April 30, 2018, the Company has outstanding Class A common stock and Class B common stock. The treasury shares outstanding on April 30, 2018 were retired. The following table presents shares authorized, issued and outstanding on March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outanding	206,864	2,068,640	206,864	2,068,640

The issuance of dual class common stock on April 30, 2018 is applied on a retrospective basis for the calculation of earnings per share for the first quarter of 2018. The Company has applied the “two-class method” of computing earnings per share as prescribed in ASC 260, “Earnings Per Share.”

On an equivalent Class A common stock basis, there were 620,592 shares outstanding as of March 31, 2019 and December 31, 2018. There are no dilutive securities outstanding.

Index

Note 3. Earnings Per Share (continued)

For financial reporting purposes, the proportional ownership of the Company’s common stock owned by the investment partnerships is excluded in the earnings per share calculation. After giving effect for the investment partnerships’ proportional ownership of common stock, the equivalent Class A weighted average common shares during the first quarters of 2019 and 2018 were 346,223 and 352,191, respectively.

Each Class A common share is entitled to one vote. Class B common stock possesses economic rights equal to one-fifth (1/5th) of such rights of Class A common stock; however, Class B common stock has no voting rights.

Note 4. Investments

Available for sale investments were $36,255 and $33,860 as of March 31, 2019 and December 31, 2018, respectively. Investments in equity securities and a related derivative position of $4,463 are included in investments as of March 31, 2019 and in other current assets as of December 31, 2018. The investments are recorded at fair value.

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2018	$715,102	$157,622	$557,480
Investment partnership gains	73,096	38,942	34,154
Increase in proportionate share of Company stock held		114	(114)
Partnership interest at March 31, 2019	$788,198	$196,678	$591,520

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2017	$925,279	$359,258	$566,021
Investment partnership gains (losses)	(1,850)	(5,345)	3,495
Contributions (net of distributions) to investment partnerships	(5,200)		(5,200)
Increase in proportionate share of Company stock held		18,377	(18,377)
Partnership interest at March 31, 2018	$918,229	$372,290	$545,939

Index

Note 5. Investment Partnerships (continued)

The carrying value of the investment partnerships net of deferred taxes is presented below.

	March 31, 2019	December 31, 2018
Carrying value of investment partnerships	$591,520	$557,480
Deferred tax liability related to investment partnerships	(86,888)	(92,703)
Carrying value of investment partnerships net of deferred taxes	$504,632	$464,777

The Company’s proportionate share of Company stock held by investment partnerships at cost is $374,345 and $374,231 at March 31, 2019 and December 31, 2018, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock. Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains (losses) from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	First Quarter
	2019	2018
Gains on investment partnership	$34,154	$3,495
Tax expense	7,917	420
Contribution to net earnings	$26,237	$3,075

On December 31 of each year, the general partner of the investment partnerships will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. The Company did not accrue an incentive fee during the first quarters of 2019 or 2018. Our investments in these partnerships are committed on a rolling 5-year basis.

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of March 31, 2019	$126,453	$925,178
Total liabilities as of March 31, 2019	$230	$161,096
Revenue for the first quarter ended March 31, 2019	$19,764	$67,550
Earnings for the first quarter ended March 31, 2019	$19,748	$65,102
Biglari Holdings’ ownership interest as of March 31, 2019	66.1%	92.2%

Total assets as of December 31, 2018	$107,207	$901,750
Total liabilities as of December 31, 2018	$447	$202,770
Revenue for the first quarter ended March 31, 2018	$(4,135)	$3,069
Earnings (loss) for the first quarter ended March 31, 2018	$(4,151)	$922
Biglari Holdings’ ownership interest as of March 31, 2018	65.1%	92.3%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Index

Note 5. Investment Partnerships (continued)

Transactions with The Lion Fund II, L.P. were as follows.

	First Quarter
	2019	2018

Contributions	$40,000	$—
Distributions	(40,000)	(5,200)
	$—	$(5,200)

Note 6. Property and Equipment

Property and equipment is composed of the following.

	March 31, 2019	December 31, 2018
Land	$151,828	$146,015
Buildings	143,877	142,658
Land and leasehold improvements	162,848	158,938
Equipment	199,455	201,738
Construction in progress	1,749	1,703
	659,757	651,052
Less accumulated depreciation and amortization	(363,244)	(376,336)
Property and equipment, net	$296,513	$274,716

The Company recorded an impairment to long-lived assets of $1,900 in selling, general and administrative expenses in the first quarter of 2019 and no impairment to long-lived assets in the first quarter of 2018. The fair value of the long-lived assets was determined based on Level 2 inputs using a discounted cash flow model and quoted prices for the properties. The fair value of the assets impaired was not material for any of the applicable periods.

Note 7. Goodwill and Other Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2018	$28,139	$11,913	$40,052
Change in foreign exchange rates during the first quarter of 2019	(12)	—	(12)
Goodwill at March 31, 2019	$28,127	$11,913	$40,040

We are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in the first quarters of 2019 or 2018.

Index

Note 7. Goodwill and Other Intangible Assets (continued)

Other Intangible Assets

Other intangible assets are composed of the following.

	March 31, 2019			December 31, 2018
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(4,779)	$531	$5,310	$(4,647)	$663
Other	810	(779)	31	810	(774)	36
Total	6,120	(5,558)	562	6,120	(5,421)	699
Intangible assets with indefinite lives:
Trade names	15,876	—	15,876	15,876	—	15,876
Other assets with indefinite lives	11,328	—	11,328	11,539	—	11,539
Total intangible assets	$33,324	$(5,558)	$27,766	$33,535	$(5,421)	$28,114

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western Sizzlin as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years. Amortization expense for the first quarters of 2019 and 2018 was $137 and $140, respectively. The Company’s intangible assets with definite lives will fully amortize in 2020. Total annual amortization expense for 2019 is expected to be approximately $500. Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	First Quarter
	2019	2018
Net sales	$165,631	$185,571
Franchise royalties and fees	6,912	7,102
Other	1,232	1,261
	$173,775	$193,934

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

Our advertising arrangements with franchisees are reported in franchise royalties and fees.

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

Index

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following.

	March 31, 2019	December 31, 2018
Accounts payable	$38,791	$41,967
Gift card liability	18,242	22,685
Salaries, wages, and vacation	14,776	13,107
Taxes payable	19,145	11,214
Workers' compensation and other self-insurance accruals	7,805	8,394
Deferred revenue	14,788	11,681
Other	7,953	8,217
Accounts payable and accrued expenses	$121,500	$117,265

Note 10. Notes Payable and Other Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	March 31, 2019	December 31, 2018
Notes payable	$2,200	$2,200
Unamortized original issue discount	(338)	(334)
Unamortized debt issuance costs	(615)	(609)
Finance obligations	3,748	4,463
Finance lease liabilities	2.305	—
Total current portion of notes payable and other borrowings	$7,030	$5,720

Long-term notes payable and other borrowings
Notes payable	$180,948	$181,498
Unamortized original issue discount	(352)	(438)
Unamortized debt issuance costs	(640)	(796)
Finance obligations	73,945	59,737
Finance lease liabilities	10,444	—
Total long-term notes payable and other borrowings	$264,345	$240,001

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan is scheduled to mature on March 19, 2021. It amortizes at an annual rate of 1.0% in equal quarterly installments, beginning June 30, 2014, at 0.25% of the original principal amount of the term loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement. The balance will be due at maturity.

Steak n Shake has the right to request an incremental term loan facility from participating lenders and/or eligible assignees at any time, up to an aggregate total principal amount not to exceed $70,000 if certain customary conditions within the credit agreement are met.

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. The interest rate on the term loan was 6.25% as of March 31, 2019.

The credit agreement includes customary affirmative and negative covenants and events of default. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Index

Note 10. Notes Payable and Other Borrowings (continued)

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Disruptions in debt capital markets that restrict access to funding when needed could adversely affect the results of operations, liquidity and capital resources of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of March 31, 2019, $183,148 was outstanding under the term loan.

Western Sizzlin Revolver

As of March 31, 2019, Western Sizzlin had no debt outstanding under the revolver.

Note 11. Leases

The Company adopted ASC 842 on January 1, 2019, as discussed in Note 2.  Under ASC 842, leases are generally classified as either operating right-of-use assets or finance lease assets. Right-of-use assets represent the Company's right to use an underlying asset during the lease term. Right-of-use liabilities represent the Company's obligation to make lease payments arising from the lease. These assets and liabilities are calculated by using the net present value of fixed lease payments over the lease term. The Company's lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised.  The Company applied an incremental borrowing rate to determine the present value of lease payments. Finance lease agreements include an interest rate that is used to determine the present value of future lease payments.

A significant portion of our operating and finance lease portfolio includes restaurant locations. The Company’s operating leases with a term of 12 months or greater were recognized as operating right-of-use assets and liabilities and recorded as operating lease assets and operating lease liabilities. Historical capital leases and certain historical build-to-suit leases were reclassified from obligations under leases to finance lease assets and liabilities. Finance lease assets are recorded in property and equipment and finance lease liabilities are recorded in notes payable and other borrowings. Historical sale-and-leaseback transactions in which the Company is deemed to have a continued interest in the leased asset are recorded as property and equipment and as finance obligations. Finance obligations are recorded in notes payable and other borrowings.

Operating lease expense and finance lease depreciation expense are recognized on a straight line basis over the lease term.

Total lease cost consists of the following.

First Quarter 2019
Finance lease costs:
Amortization of right-of-use assets	$492
Interest on lease liabilities	207
Operating lease costs *	3,857
Total lease costs	$4,556

*Includes short term leases, variable lease costs and sublease income, which are immaterial.

Supplemental cash flow information related to leases is as follows.

First Quarter 2019
Cash paid for amounts included in the measurement of lease liablities:
Financing cash flows from finance leases	$402
Operating cash flows from finance leases	$207
Operating cash flows from operating leases	$4,191

Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$1,097
Operating lease liabilities	$5,570

Index

Note 11. Leases (continued)

Supplemental balance sheet information related to leases is as follows.

March 31, 2019
Finance leases:
Property and equipment, net	$12,243

Current portion of notes payable and other borrowings	$2,035
Long-term notes payable and other borrowings	10,444
Total finance lease liablities	$12,479

Weighted-average lease terms and discount rates are as follows.

March 31, 2019
Weighted-average remaining lease terms:
Finance leases	8.8 years
Operating leases	7.0 years

Weighted-average discount rates:
Finance leases	7.1%
Operating leases	6.9%

Maturities of lease liabilities as of March 31, 2019 are as follows.

Year	Operating Leases	Finance Leases
2019	$12,584	$1,827
2020	15,541	2,377
2021	14,424	2,358
2022	12,172	1,869
2023	10,321	1,669
After 2023	27,146	6,800
Total lease payments	92,188	16,900
Less interest	19,894	4,421
Total lease liabilities	$72,294	$12,479

Index

Note 11. Leases (continued)

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

Note 12. Accumulated Other Comprehensive Income

During the first quarters of 2019 and 2018, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)
Beginning Balance	$(2,516)	$—	$(2,516)	$(1,462)	$58	$(1,404)
Reclassification to
(earnings) loss	—	—	—	—	(58)	(58)
Foreign currency translation	(304)		(304)	496	—	496
Ending Balance	$(2,820)	$—	$(2,820)	$(966)	$—	$(966)

Reclassifications made from accumulated other comprehensive income to earnings during the first quarter of 2018 were $58; there were no reclassifications from accumulated other comprehensive income to earnings during the first quarter of 2019.

Note 13. Income Taxes

In determining the quarterly provision for income taxes, the Company used a discrete effective tax rate method based on statutory tax rates for the first quarter of 2019 and an estimated annual effective tax rate for the first quarter of 2018. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.

Income tax expense for the first quarter of 2019 was $1,744 compared to an income tax benefit of $797 for the first quarter of 2018.  The variance in income taxes between 2019 and 2018 is attributable to taxes on income generated by the investment partnerships.

As of March 31, 2019 and December 31, 2018, we had approximately $347 and $341, respectively, of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

Index

Note 14. Commitments and Contingencies

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flow.

On January 29, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. The shareholder generally alleges claims of breach of fiduciary duty by the members of our Board of Directors and unjust enrichment to Mr. Biglari as a result of the dual class structure.

On March 26, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. This shareholder generally alleges claims of breach of fiduciary duty by the members of our Board of Directors. This shareholder sought to enjoin the shareholder vote on April 26, 2018 to approve the dual class structure. On April 16, 2018, the shareholders withdrew their motions to enjoin the shareholder vote on April 26, 2018.

On May 17, 2018, the shareholders who filed the January 29, 2018 complaint and the March 26, 2018 complaint filed a new, consolidated complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. The shareholders generally allege claims of breach of fiduciary duty by the members of our Board of Directors and unjust enrichment to Mr. Biglari arising out of the dual class structure. The shareholders seek, for themselves and on behalf of all other shareholders as a class, a declaration that the defendants breached their duty to the shareholders and the class, and to recover unspecified damages, pre-judgment and post-judgment interest, and an award of their attorneys’ fees and other costs.

On December 14, 2018, the judge of the Superior Court of Hamilton County, Indiana issued an order granting the Company’s motion to dismiss the shareholders’ lawsuits. On January 11, 2019, the shareholders filed an appeal of the judge’s order dismissing the lawsuits.

On September 8, 2014, two former restaurant manager employees filed a purported class action lawsuit against Steak n Shake in the United States District Court for the Eastern District of Missouri (Drake v. Steak n Shake). The plaintiffs generally allege claims that Steak n Shake improperly classified its managerial employees as exempt and failed to pay overtime. On February 28, 2019, a jury returned a verdict in this case against Steak n Shake. The trial is currently in post-trial proceedings. Steak n Shake plans to appeal the verdict and vigorously defend our position in this action.

On January 30, 2017, a former restaurant manager employee filed a purported class action lawsuit against Steak n Shake in the United States District Court for the Central District of Illinois (Clendenen v. Steak n Shake). On May 12, 2017, the case was transferred to the United States District Court for the Eastern District of Missouri. The plaintiff generally alleges claims that Steak n Shake improperly classified its managerial employees as exempt and failed to pay overtime. The case is currently conditionally certified as a national class and therefore includes all Steak n Shake managers not previously included in the Drake v. Steak n Shake lawsuit.

The Company believes the claims in each case are without merit and intends to defend these cases vigorously.

Note 15. Fair Value of Financial Assets

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

Index

Note 15. Fair Value of Financial Assets (continued)

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

As of March 31, 2019 and December 31, 2018, the fair values of financial assets were as follows.

	March 31, 2019				December 31, 2018
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$14,319	$—	$—	$14,319	$21,448	$—	$—	$21,448
Equity securities:
Consumer goods	1,188	4,100	—	5,288	1,708	4,100	—	5,808
Bonds	34,785	—	—	34,785	32,404	—	—	32,404
Options on equity securities	—	3,275	—	3,275	—	2,755	—	2,755
Non-qualified deferred compensation plan investments	2,135	—	—	2,135	2,149	—	—	2,149
Total assets at fair value	$52,427	$7,375	$—	$59,802	$57,709	$6,855	$—	$64,564

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Index

Note 16. Related Party Transactions

Services Agreement

During 2017, the Company entered into a services agreement with Biglari Enterprises LLC and Biglari Capital (collectively, the “Biglari Entities”) under which the Biglari Entities provide business and administrative related services to the Company. The Biglari Entities are owned by Mr. Biglari. The services agreement has a five-year term, effective on October 1, 2017. The fixed fee is $700 per month for the first year with adjustments in years two through five. The Company paid Biglari Enterprises $8,400 in service fees during 2018. The monthly fee will remain at $700 during 2019. The services agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital by the Company.

Incentive Agreement Amendment

The Incentive Agreement was amended on March 26, 2019 to remove the $10,000 annual limitation on Mr. Biglari’s incentive compensation, as well as the requirement of Mr. Biglari to use 30% of his incentive payments to purchase shares of the Company. In connection with the amendment, the change of control and severance provisions contained in the Incentive Agreement were eliminated and the License Agreement was terminated. The amendment is effective in 2019.

License Agreement

During 2013, the Company entered into a Trademark License Agreement (the “License Agreement”) with Mr. Biglari. The license under the License Agreement was provided on a royalty-free basis in the absence of specified extraordinary events. The Company and its subsidiaries paid no royalties to Mr. Biglari under the License Agreement during its term. The License Agreement was terminated on March 26, 2019.

Note 17. Business Segment Reporting

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

Revenue for the first quarters of 2019 and 2018 were as follows.

	Revenue
	First Quarter
	2019	2018
Operating Businesses:
Restaurant Operations:
Steak n Shake	$170,111	$190,293
Western Sizzlin	3,664	3,641
Total Restaurant Operations	173,775	193,934
First Guard	7,207	6,547
Maxim	877	1,744
	$181,859	$202,225

Index

Note 17. Business Segment Reporting (continued)

Earnings (losses) before income taxes for the first quarters of 2019 and 2018 were as follows.

	Earnings (Losses) Before Income Taxes
	First Quarter
	2019	2018
Operating Businesses:
Restaurant Operations:
Steak n Shake	$(18,858)	$(992)
Western Sizzlin	383	374
Total Restaurant Operations	(18,475)	(618)
First Guard	1,544	510
Maxim	(112)	(217)
Other	139	139
Total Operating Businesses	(16,904)	(186)
Corporate and Investments:
Corporate	(2,630)	(3,166)
Investment partnership gains	34,154	3,495
Total Corporate and Investments	31,524	329
Interest expense on notes payable and other borrowings	(3,058)	(2,754)
	$11,562	$(2,611)

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2019, Mr. Biglari’s beneficial ownership was approximately 56.9% of the Company’s outstanding Class A common stock and 54.3% of the Company’s outstanding Class B common stock.

Issuance of Dual Class Common Stock

On April 30, 2018, the Company implemented a dual class structure of its common stock. Since May 1, 2018, the shares of the Company’s Class A common stock have traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BH.A” and the shares of the Company’s Class B common stock have traded on the NYSE under the ticker symbol “BH”.

Net earnings (loss) attributable to Biglari Holdings shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	First Quarter
	2019	2018
Operating businesses:
Restaurant	$(13,343)	$(456)
Insurance	1,216	394
Media	(84)	(168)
Other	103	102
Total operating businesses	(12,108)	(128)
Corporate	(2,017)	(2,695)
Investment partnership gains	26,237	3,075
Interest expense on notes payable and other borrowings	(2,294)	(2,066)
	$9,818	$(1,814)

Our restaurant businesses include Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western Sizzlin”). As of March 31, 2019, Steak n Shake comprised 367 company-operated restaurants and 213 franchise units. Western Sizzlin comprised 4 company-operated restaurants and 55 franchise units.

Our insurance business is composed of First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”). First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.

Our media business is composed of Maxim Inc. (“Maxim”). Maxim’s business lies principally in media and licensing.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restaurants

Steak n Shake and Western Sizzlin comprise 639 company-operated and franchise restaurants as of March 31, 2019.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchise	Company-operated	Franchise	Total
Total stores as of December 31, 2018	413	213	4	55	685
Restaurants temporarily (closed)	(44)	—	—	—	(44)
Net restaurants opened (closed)	(2)	—	—	—	(2)
Total stores as of March 31, 2019	367	213	4	55	639

Total stores as of December 31, 2017	415	200	4	58	677
Net restaurants opened (closed)	—	1	—	—	1
Total stores as of March 31, 2018	415	201	4	58	678

A total of 44 restaurants were temporarily closed until such time that a franchise partner is identified.

Earnings of our restaurant operations are summarized below.

	First Quarter
	2019		2018
Revenue
Net sales	$165,631		$185,571
Franchise royalties and fees	6,912		7,102
Other revenue	1,232		1,261
Total revenue	173,775		193,934

Restaurant cost of sales
Cost of food	54,977	33.2%	55,928	30.1%
Restaurant operating costs	93,179	56.3%	97,815	52.7%
Rent	4,293	2.6%	4,607	2.5%
Total cost of sales	152,449		158,350

Selling, general and administrative
General and administrative	17,101	9.8%	15,087	7.8%
Marketing	13,129	7.6%	13,593	7.0%
Other expenses	2,193	1.3%	552	0.3%
Total selling, general and administrative	32,423	18.7%	29,232	15.1%

Depreciation and amortization	5,369	3.1%	4,784	2.5%

Interest on finance leases and obligations	2,009		2,186

Earnings (loss) before income taxes	(18,475)		(618)

Income tax benefit	(5,132)		(162)

Contribution to net earnings	$(13,343)		$(456)

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.

General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales during the first quarter of 2019 were $165,631 representing a decrease of $19,940 over the first quarter of 2018. The decreased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales, which decreased 7.9% whereas customer traffic decreased 7.7% during the first quarter.  The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period.

In the first quarter of 2019 franchise royalties and fees decreased $190 compared to those in 2018.  Steak n Shake opened 10 franchise units and closed 10 franchise units during the first quarter of 2019. There were 213 Steak n Shake franchise units as of March 31, 2019 compared to 201 franchise units as of March 31, 2018.

Cost of food in the first quarter of 2019 was $54,977 or 33.2% of net sales compared to the first quarter in 2018 of $55,928 or 30.1% of net sales. The increase as a percentage of net sales during the first quarter of 2019 was attributable to a promotion that increased food costs.

Restaurant operating costs during the first quarter of 2019 were $93,179 or 56.3% of net sales compared to $97,815 or 52.7% of net sales in 2018.  Costs as a percentage of net sales increased during the first quarter of 2019 by 3.6% compared to 2018. The increase as a percentage of net sales was principally due to higher wages and benefits.

General and administrative expenses during the first quarter of 2019 were $17,101 or 9.8% of total revenues compared to expenses in the first quarter of 2018, which were $15,087 or 7.8% of total revenues.  General and administrative expenses increased during the first quarter of 2019 compared to 2018 primarily due to the accrual of legal expenses, namely a verdict in a case against Steak n Shake in the amount of $3,000.

Other expenses increased during the first quarter of 2019 due to asset impairments of $1,900.

Marketing expenses during the first quarter of 2019 were $13,129 or 7.6% of total revenues compared to expenses in the first quarter of 2018, which were $13,593 or 7.0% of total revenues.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers. Earnings of our insurance business are summarized below.

	First Quarter
	2019	2018
Premiums earned	$6,861	$6,328

Insurance losses	4,175	4,360
Underwriting expenses	1,458	1,568
Pre-tax underwriting gain	1,201	400

Other income and expenses
Investment income and commissions	346	219
Other income (expense)	(3)	(109)
Total other income	343	110
Earnings before income taxes	1,544	510
Income tax expense	328	116
Contribution to net earnings	$1,216	$394

First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone.  First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

Premiums earned during the first quarter of 2019 were $6,861, an increase of $533 or 8.4% compared to 2018. Pre-tax underwriting gain was $1,201 in the first quarter of 2019 compared to $400 in the first quarter of 2018.

Insurance premiums and other on the consolidated statement of earnings includes premiums earned, investment income and commissions. In the preceding table, investment income and commissions are included in other income.

Media

Maxim’s business lies principally in media and licensing. Earnings of our media operations are summarized below.

	First Quarter
	2019	2018
Revenue	$877	$1,744

Media cost of sales	948	1,517
General and administrative expenses	41	436
Depreciation and amortization	—	8
Earnings (loss) before income taxes	(112)	(217)
Income tax benefit	(28)	(49)
Contribution to net earnings	$(84)	$(168)

We have taken the risk on the belief that the probability for gain in value more than justifies the risk of loss.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Partnership Gains (Losses)

Earnings (loss) from our investments in partnerships are summarized below.

	First Quarter
	2019	2018
Investment partnership gains	$34,154	$3,495
Tax expense	7,917	420
Contribution to net earnings	$26,237	$3,075

Investment partnership gains include gains/losses from changes in market values of underlying investments and dividends earned by the partnerships. Dividend income has a lower effective tax rate than income from capital gains.

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

Interest Expense

The Company’s interest expense is summarized below.

	First Quarter
	2019	2018
Interest expense on notes payable and other borrowings	$3,058	$2,754
Tax benefit	764	688
Interest expense net of tax	$2,294	$2,066

The outstanding balance on Steak n Shake’s credit facility on March 31, 2019 was $183,148 compared to $185,348 on March 31, 2018. The interest rate was 6.25% as of March 31, 2019 and 5.40% as of March 31, 2018.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and other companies. Corporate net losses during the first quarter of 2019 were $2,017 versus net losses of $2,695 during the first quarter of 2018.

Income Tax Expense

Income tax expense for the first quarter of 2019 was $1,744 compared to an income tax benefit of $797 for the first quarter of 2018.  The variance in income taxes between 2019 and 2018 is attributable to taxes on income and losses generated by the investment partnerships.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

Our consolidated shareholders’ equity on March 31, 2019 was $581,354, an increase of $10,899 compared to the December 31, 2018 balance. The increase during the first quarter of 2019 was primarily attributable to net income of $9,818.

Consolidated cash and investments are summarized below.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$31,093	$48,557
Investments	40,718	33,860
Investments reported in other current assets	—	4,463
Fair value of interest in investment partnerships	788,198	715,102
Total cash and investments	860,009	801,982
Less portion of Company stock held by investment partnerships	(196,678)	(157,622)
Carrying value of cash and investments on balance sheet	$663,331	$644,360

Liquidity

Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	First Quarter
	2019	2018
Net cash used in operating activities	$(10,037)	$(9,445)
Net cash used in investing activities	(5,454)	(1,776)
Net cash used in financing activities	(1,968)	(1,947)
Effect of exchange rate changes on cash	(5)	35
Decrease in cash, cash equivalents and restricted cash	$(17,464)	$(13,133)

Cash used in operating activities was $10,037 during the first quarter of 2019 compared to cash used in operating activities of $9,445 during the first quarter of 2018. Cash used in operating activities during the first quarter of 2019 included a net loss adjusted for non-cash items of $24,326, which was offset by changes in working capital accounts of $14,289. The loss was primarily due to decreased revenues from restaurants. The increase of cash from changes in working capital accounts was primarily due to income tax accruals. Cash used in operating activities during the first quarter of 2018 included distributions from investment partnerships of $5,200, which was offset by changes in working capital accounts of $14,997. The decrease of cash from changes in working capital accounts during 2018 was primarily due to the payment of the 2017 incentive fee.

Cash used in investing activities during the first quarter of 2019 was $5,454 compared to $1,776 during the first quarter of 2018. Cash used in investing activities during the first quarter of 2019 included capital expenditures of $3,564 and purchases of investments net of redemptions of fixed maturity securities of $2,210. Cash used in investing activities during the first quarter of 2018 included capital expenditures of $2,452 and purchases of investments net of redemptions of fixed maturity securities of $848.

During the first quarters of 2019 and 2018 we incurred debt payments of $550 and $589, respectively.

We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, cash on hand, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan is scheduled to mature on March 19, 2021. It amortizes at an annual rate of 1.0% in equal quarterly installments, beginning June 30, 2014, at 0.25% of the original principal amount of the term loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement. The balance will be due at maturity.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steak n Shake has the right to request an incremental term loan facility from participating lenders and/or eligible assignees at any time, up to an aggregate total principal amount not to exceed $70,000 if certain customary conditions within the credit agreement are met.

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. The interest rate on the term loan was 6.25% as of March 31, 2019.

The credit agreement includes customary affirmative and negative covenants and events of default. As of March 31, 2019, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Disruptions in debt capital markets that restrict access to funding when needed could adversely affect the results of operations, liquidity and capital resources of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of March 31, 2019, $183,148 was outstanding under the term loan.

Western Sizzlin Revolver

As of March 31, 2019, Western Sizzlin had no debt outstanding under the revolver.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our consolidated financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our consolidated financial statements will likely increase or decrease in the future as additional information becomes available. There have been no material changes to critical accounting policies previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $63,224 along with a corresponding change in shareholders’ equity of approximately 8%.

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. At March 31, 2019, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $1,400 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in the first quarters of 2019 and 2018.

ITEM 4.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II Other Information

Item 1.	lEGAL PROCEEDINGS

Information in response to this Item is included in Note 14 to the Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Exhibit Number	Description
10.01	Second Amendment to Amended and Restated Incentive Agreement, dated March 26, 2019, by and between Biglari Holdings Inc. and Sardar Biglari.
31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

_________________

*	Furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2019

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller

