Form 10-Q
period 2019-06-30
Biglari Holdings Inc.
filed 2019-08-02
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Number of shares of common stock outstanding as of July 31, 2019:

Class A common stock –	206,864
Class B common stock –	2,068,640

Index

BIGLARI HOLDINGS INC.

Index

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,662	$48,557
Investments	41,476	33,860
Receivables	8,833	15,743
Inventories	5,166	7,537
Other current assets	4,610	9,236
Total current assets	87,747	114,933
Property and equipment	296,694	274,716
Operating lease assets	66,372	—
Goodwill and other intangible assets	67,820	68,166
Investment partnerships	622,066	557,480
Other assets	13,970	14,198
Total assets	$1,154,669	$1,029,493

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$130,442	$117,265
Current portion of operating lease liabilities	11,918	—
Current portion of notes payable and other borrowings	6,924	5,720
Total current liabilities	149,284	122,985
Long-term notes payable and other borrowings	265,809	240,001
Operating lease liabilities	60,354	—
Deferred taxes	74,952	86,871
Other liabilities	1,908	9,181
Total liabilities	552,307	459,038

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	381,904	381,904
Retained earnings	597,451	564,160
Accumulated other comprehensive loss	(2,624)	(2,516)
Treasury stock, at cost	(375,507)	(374,231)
Biglari Holdings Inc. shareholders’ equity	602,362	570,455
Total liabilities and shareholders’ equity	$1,154,669	$1,029,493

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per share amounts)

	Second Quarter		First Six Months
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$160,061	$200,594	$333,836	$394,528
Insurance premiums and other	7,417	6,745	14,624	13,292
Media advertising and other	865	1,400	1,742	3,144
	168,343	208,739	350,202	410,964
Cost and expenses
Restaurant cost of sales	131,750	160,559	284,199	318,909
Insurance losses and underwriting expenses	5,498	4,473	11,158	10,401
Media cost of sales	641	980	1,589	2,497
Selling, general and administrative	26,423	32,950	61,279	65,600
Depreciation and amortization	5,206	4,816	10,677	9,762
	169,518	203,778	368,902	407,169
Other income (expenses)
Interest expense	(3,150)	(2,898)	(6,208)	(5,652)
Interest on finance leases and obligations	(2,003)	(2,151)	(4,012)	(4,337)
Investment partnership gains (losses)	34,198	(8,341)	68,352	(4,846)
Total other income (expenses)	29,045	(13,390)	58,132	(14,835)
Earnings (loss) before income taxes	27,870	(8,429)	39,432	(11,040)
Income tax expense (benefit)	5,896	(890)	7,640	(1,687)
Net earnings (loss)	$21,974	$(7,539)	$31,792	$(9,353)
Earnings per share
Net earnings (loss) per equivalent Class A share *	$63.50	$(21.73)	$91.85	$(26.76)

*Net earnings (loss) per equivalent Class B share outstanding is one-fifth of the equivalent Class A share or $12.70 and $18.37 for the second quarter and first six months of 2019, respectively, and $(4.35) and $(5.35) for the second quarter and first six months of 2018, respectively.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Second Quarter		First Six Months
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net earnings (loss)	$21,974	$(7,539)	$31,792	$(9,353)
Other comprehensive income:
Reclassification to earnings	—	—	—	(73)
Applicable income taxes	—	—	—	15
Foreign currency translation	196	(1,141)	(108)	(645)
Other comprehensive income (loss), net	196	(1,141)	(108)	(703)
Total comprehensive income (loss)	$22,170	$(8,680)	$31,684	$(10,056)

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	First Six Months
	2019	2018
	(Unaudited)
Operating activities
Net earnings (loss)	$31,792	$(9,353)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	10,677	9,762
Provision for deferred income taxes	(12,184)	(2,858)
Asset impairments and other non-cash expenses	3,442	714
(Gains) losses on disposal of assets	(663)	103
Investment partnership (gains) losses	(68,352)	4,846
Distributions from investment partnerships	2,490	7,700
Changes in receivables and inventories	9,272	4,817
Changes in other assets	35	1,212
Changes in accounts payable and accrued expenses	15,196	(17,408)
Net cash used in operating activities	(8,295)	(465)
Investing activities
Capital expenditures	(6,238)	(7,218)
Proceeds from property and equipment disposals	390	2,476
Distributions from investment partnerships	40,000	—
Purchases of limited partner interests	(40,000)	—
Purchases of investments	(56,321)	(24,972)
Redemptions of fixed maturity securities	53,550	24,000
Net cash used in investing activities	(8,619)	(5,714)
Financing activities
Payments on revolving credit facility	—	(132)
Principal payments on long-term debt	(1,100)	(1,100)
Principal payments on direct financing lease obligations	(2,884)	(2,749)
Proceeds for exercise of stock options	—	49
Net cash used in financing activities	(3,984)	(3,932)
Effect of exchange rate changes on cash	3	(55)
Decrease in cash, cash equivalents and restricted cash	(20,895)	(10,166)
Cash, cash equivalents and restricted cash at beginning of year	55,010	67,230
Cash, cash equivalents and restricted cash at end of second quarter	$34,115	$57,064

See accompanying Notes to Consolidated Financial Statements

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2018	$1,138	$381,904	$564,160	$(2,516)	$(374,231)	$570,455
Net earnings			9,818			9,818
Adoption of accounting standards			1,499			1,499
Other comprehensive income, net				(304)		(304)
Adjustment to treasury stock for holdings in investment partnerships					(114)	(114)
Balance at March 31, 2019	$1,138	$381,904	$575,477	$(2,820)	$(374,345)	$581,354
Net earnings			21,974			21,974
Other comprehensive income, net				196		196
Adjustment to treasury stock for holdings in investment partnerships					(1,162)	(1,162)
Balance at June 30, 2019	$1,138	$381,904	$597,451	$(2,624)	$(375,507)	$602,362

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2017	$1,071	$382,014	$565,504	$(1,404)	$(375,857)	$571,328
Net earnings (loss)			(1,814)			(1,814)
Adoption of accounting standards			90			90
Other comprehensive income, net				438		438
Adjustment to treasury stock for holdings in investment partnerships					(18,377)	(18,377)
Exercise of stock options		(39)			81	42
Balance at March 31, 2018	$1,071	$381,975	$563,780	$(966)	$(394,153)	$551,707
Net earnings (loss)			(7,539)			(7,539)
Other comprehensive income, net				(1,141)		(1,141)
Conversion of common stock	67	(67)	(20,826)		20,826	—
Adjustment to treasury stock for holdings in investment partnerships					(304)	(304)
Exercise of stock options		(4)			11	7
Balance at June 30, 2018	$1,138	$381,904	$535,415	$(2,107)	$(373,620)	$542,730

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

As of June 30, 2019, Mr. Biglari’s beneficial ownership was approximately 60.7% of the Company’s outstanding Class A common stock and 55.4% of the Company’s outstanding Class B common stock.

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

In February 2016, the FASB issued ASU 2016-02, Leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842).  We adopted Accounting Standards Codification (“ASC”) 842 “Leases” on January 1, 2019. Most significantly, ASC 842 requires a lessee to recognize a liability to make lease payments and an asset with respect to its right to use the underlying asset for the lease term. We applied ASC 840 to all comparative periods which included a cumulative-effect adjustment of $1,499 to retained earnings on January 1, 2019. Adoption of ASC 842 also resulted in an increase to total assets and liabilities due to the recording of operating lease assets of $63,261 and operating lease liabilities of $69,671 as of January 1, 2019 and due to the recording of finance lease assets of $11,638 and finance lease liabilities of $11,784. The difference between the asset and liability amounts primarily relates to previously recorded deferred/prepaid rent. The standard had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated statements of earnings and statements of cash flow. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases.

Index

Note 2. New Accounting Standards (continued)

In adopting and applying ASC 842, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. In addition, we elected certain practical expedients and accounting policies, including an accounting policy election to keep leases with an initial term of 12 months or less from the balance sheet. We recognize those lease payments in the consolidated statements of earnings on a straight-line basis over the lease term.

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

The following table presents shares authorized, issued and outstanding on June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

The Company has applied the “two-class method” of computing earnings per share as prescribed in ASC 260, “Earnings Per Share.”

On an equivalent Class A common stock basis, there were 620,592 shares outstanding as of June 30, 2019 and December 31, 2018. There are no dilutive securities outstanding.

For financial reporting purposes, the proportional ownership of the Company’s common stock owned by the investment partnerships is excluded in the earnings per share calculation. After giving effect for the investment partnerships’ proportional ownership of common stock, the equivalent Class A weighted average number of common shares during the second quarters of 2019 and 2018 were 346,034 and 346,988, respectively. The equivalent Class A weighted average number of common shares during the first six months of 2019 and 2018 were 346,129 and 349,575, respectively.

Each Class A common share is entitled to one vote. Class B common stock possesses economic rights equal to one-fifth (1/5th) of such rights of Class A common stock; however, Class B common stock has no voting rights.

Note 4. Investments

Available for sale investments were $37,013 and $33,860 as of June 30, 2019 and December 31, 2018, respectively. Investments in equity securities and a related derivative position of $4,463 are included in investments as of June 30, 2019 and in other current assets as of December 31, 2018. The investments are recorded at fair value.

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

Index

Note 5. Investment Partnerships (continued)

The fair value and adjustment for Company common stock held by the investment partnerships to determine the carrying value of our partnership interest is presented below.

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2018	$715,102	$157,622	$557,480
Investment partnership gains	54,374	(13,978)	68,352
Contributions (net of distributions) to investment partnerhips	(2,490)		(2,490)
Increase in proportionate share of Company stock held		1,276	(1,276)
Partnership interest at June 30, 2019	$766,986	$144,920	$622,066

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2017	$925,279	$359,258	$566,021
Investment partnership gains (losses)	(128,725)	(123,879)	(4,846)
Contributions (net of distributions) to investment partnerships	(7,700)		(7,700)
Increase in proportionate share of Company stock held		18,681	(18,681)
Partnership interest at June 30, 2018	$788,854	$254,060	$534,794

The carrying value of the investment partnerships net of deferred taxes is presented below.

	June 30, 2019	December 31, 2018
Carrying value of investment partnerships	$622,066	$557,480
Deferred tax liability related to investment partnerships	(83,187)	(92,703)
Carrying value of investment partnerships net of deferred taxes	$538,879	$464,777

The Company’s proportionate share of Company stock held by investment partnerships at cost is $375,507 and $374,231 at June 30, 2019 and December 31, 2018, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock. Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains (losses) from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Second Quarter		First Six Months
	2019	2018	2019	2018
Gains (losses) on investment partnership	$34,198	$(8,341)	$68,352	$(4,846)
Tax expense (benefit)	7,944	(2,464)	15,861	(2,044)
Net earnings (loss)	$26,254	$(5,877)	$52,491	$(2,802)

On December 31 of each year, the general partner of the investment partnerships will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. The Company did not accrue an incentive fee during the first six months of 2019 or 2018. Our investments in these partnerships are committed on a rolling 5-year basis.

Index

Note 5. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of June 30, 2019	$106,657	$911,690
Total liabilities as of June 30, 2019	$90	$165,787
Revenue for the first six months of 2019	$121	$62,499
Earnings for the first six months of 2019	$88	$58,068
Biglari Holdings’ ownership interest as of June 30, 2019	66.1%	93.4%

Total assets as of December 31, 2018	$107,207	$901,750
Total liabilities as of December 31, 2018	$447	$202,770
Revenue for the first six months of 2018	$(49,773)	$(99,751)
Earnings (loss) for the first six months of 2018	$(49,805)	$(104,290)
Biglari Holdings’ ownership interest as of June 30, 2018	65.3%	92.2%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Transactions with The Lion Fund II, L.P. were as follows.

	Second Quarter		First Six Months
	2019	2018	2019	2018
Contributions	$—	$—	$40,000	$—
Distributions	(2,490)	(2,500)	(42,490)	(7,700)
	$(2,490)	$(2,500)	$(2,490)	$(7,700)

Note 6. Property and Equipment

Property and equipment is composed of the following.

	June 30, 2019	December 31, 2018
Land	$151,671	$146,015
Buildings	145,915	142,658
Land and leasehold improvements	162,839	158,938
Equipment	200,076	201,738
Construction in progress	2,910	1,703
	663,411	651,052
Less accumulated depreciation and amortization	(366,717)	(376,336)
Property and equipment, net	$296,694	$274,716

The Company recorded an impairment to long-lived assets of $438 and $2,338 in selling, general and administrative expenses in the second quarter and first six months of 2019, respectively, and no impairment to long-lived assets in the first six months of 2018. The fair value of the long-lived assets was determined based on Level 2 inputs using a discounted cash flow model and quoted prices for the properties. The fair value of the assets impaired was not material for any of the applicable periods.

As of June 30, 2019, a total of 103 Steak n Shake restaurants have been temporarily closed.  The Company is actively working to identify franchise partners for these stores.  The Company has recorded impairments of $2,006 during the first six months of 2019 associated with temporarily closed units.  Although the Company is committed to the franchise partnership model, future impairments are possible.

Index

Note 7. Goodwill and Other Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2018	$28,139	$11,913	$40,052
Change in foreign exchange rates during the first six months of 2019	(4)	—	(4)
Goodwill at June 30, 2019	$28,135	$11,913	$40,048

We are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in the first six months of 2019 or 2018.

Other Intangible Assets

Other intangible assets are composed of the following.

	June 30, 2019			December 31, 2018
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(4,912)	$398	$5,310	$(4,647)	$663
Other	810	(783)	27	810	(774)	36
Total	6,120	(5,695)	425	6,120	(5,421)	699
Intangible assets with indefinite lives:
Trade names	15,876	—	15,876	15,876	—	15,876
Other assets with indefinite lives	11,471	—	11,471	11,539	—	11,539
Total intangible assets	$33,467	$(5,695)	$27,772	$33,535	$(5,421)	$28,114

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western Sizzlin as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years. Amortization expense for the first six months of 2019 and 2018 was $274 and $281, respectively. The Company’s intangible assets with definite lives will fully amortize in 2020. Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	Second Quarter		First Six Months
	2019	2018	2019	2018
Net sales	$152,062	$191,797	$317,693	$377,368
Franchise royalties and fees	7,146	7,773	14,058	14,875
Other	853	1,024	2,085	2,285
	$160,061	$200,594	$333,836	$394,528

Index

Note 8. Restaurant Operations Revenues (continued)

Net sales

Net sales were composed of retail sales of food through Company-owned stores. Company-owned store revenues are recognized when control of the food items are transferred to our customers at the point of sale. Sales taxes related to these sales are collected from customers and remitted to the appropriate taxing authority and are not reflected in the Company’s consolidated statements of earnings as revenue.

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

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following.

	June 30, 2019	December 31, 2018
Accounts payable	$31,416	$41,967
Gift card liability	17,199	22,685
Salaries, wages, and vacation	19,000	13,107
Taxes payable	30,264	11,214
Insurance accruals	13,693	12,127
Deferred revenue	13,657	11,681
Other	5,213	4,484
Accounts payable and accrued expenses	$130,442	$117,265

Note 10. Notes Payable and Other Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	June 30, 2019	December 31, 2018
Notes payable	$2,200	$2,200
Unamortized original issue discount and debt issuance costs	(962)	(943)
Finance obligations	4,052	4,463
Finance lease liabilities	1,634	—
Total current portion of notes payable and other borrowings	$6,924	$5,720

Long-term notes payable and other borrowings
Notes payable	$180,398	$181,498
Unamortized original issue discount and debt issuance costs	(748)	(1,234)
Finance obligations	75,709	59,737
Finance leases liabilities	10,450	—
Total long-term notes payable and other borrowings	$265,809	$240,001

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

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. The interest rate on the term loan was 6.19% as of June 30, 2019.

The credit agreement includes customary affirmative and negative covenants and events of default. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Disruptions in debt capital markets that restrict access to funding when needed could adversely affect the results of operations, liquidity and capital resources of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of June 30, 2019, $182,598 was outstanding under the term loan.

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

Operating lease expense and finance lease depreciation expense are recognized on a straight line basis over the lease term.

Total lease cost consists of the following.

	Second Quarter 2019	First Six Months 2019
Finance lease costs:
Amortization of right-of-use assets	$487	$979
Interest on lease liabilities	215	422
Operating lease costs *	4,003	7,860
Total lease costs	$4,705	$9,261

*Includes short-term leases, variable lease costs and sublease income, which are immaterial

Index

Note 11. Leases (continued)

Supplemental cash flow information related to leases is as follows.

First Six Months 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$797
Operating cash flows from finance leases	$422
Operating cash flows from operating leases	$8,375
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$1,097
Operating lease liabilities	$8,919

Supplemental balance sheet information related to leases is as follows.

June 30, 2019
Finance leases:
Property and equipment, net	$11,755

Current portion of notes payable and other borrowings	$1,634
Long-term notes payable and other borrowings	10,450
Total finance lease liablities	$12,084

Weighted-average lease terms and discount rates are as follows.

June 30, 2019
Weighted-average remaining lease terms:
Finance leases	8.7 years
Operating leases	7.3 years

Weighted-average discount rates:
Finance leases	7.1%
Operating leases	6.9%

Maturities of lease liabilities as of June 30, 2019 are as follows.

Year	Operating Leases	Finance Leases
2019	$8,439	$1,218
2020	15,797	2,377
2021	14,701	2,358
2022	12,438	1,869
2023	10,588	1,669
After 2023	31,397	6,815
Total lease payments	93,360	16,306
Less interest	21,088	4,222
Total lease liabilities	$72,272	$12,084

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

Note 12. Accumulated Other Comprehensive Income

During the first six months of 2019 and 2018, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)
Beginning Balance	$(2,516)	$—	$(2,516)	$(1,462)	$58	$(1,404)
Reclassification to
(earnings) loss		—	—		(58)	(58)
Foreign currency translation	(108)		(108)	(645)		(645)
Ending Balance	$(2,624)	$—	$(2,624)	$(2,107)	$—	$(2,107)

During the second quarter of 2019 and 2018, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Second Quarter 2019			Second Quarter 2018
	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)
Beginning Balance	$(2,820)	$—	$(2,820)	$(966)	$—	$(966)
Reclassification to
(earnings) loss		—	—		—	—
Foreign currency translation	196		196	(1,141)		(1,141)
Ending Balance	$(2,624)	$—	$(2,624)	$(2,107)	$—	$(2,107)

Index

Note 12. Accumulated Other Comprehensive Income (continued)

There were no reclassifications from accumulated other comprehensive income to earnings during the second quarters of 2019 and 2018 and first six months of 2019. Reclassifications made from accumulated other comprehensive income to earnings during the first six months of 2018 were $58.

Note 13. Income Taxes

In determining the quarterly provision for income taxes, the Company used a discrete effective tax rate method based on statutory tax rates for 2019 and an estimated annual effective tax rate for 2018. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.

Income tax expense for the second quarter of 2019 was $5,896 compared to an income tax benefit of $890 for the second quarter of 2018.  Income tax expense for the first six months of 2019 was $7,640 compared to an income tax benefit of $1,687 for the first six months of 2018.  The variance in income taxes between 2019 and 2018 is attributable to taxes on income generated by the investment partnerships.

As of June 30, 2019 and December 31, 2018, we had approximately $352 and $341, respectively, of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

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

On December 14, 2018, the judge of the Superior Court of Hamilton County, Indiana issued an order granting the Company’s motion to dismiss the shareholders’ lawsuits. On January 11, 2019, the shareholders filed an appeal of the judge’s order dismissing the lawsuits. The Company continues to believe the claim is without merit and will defend the appeal vigorously.

On September 8, 2014, two former restaurant manager employees filed a purported class action lawsuit against Steak n Shake (Drake v. Steak n Shake). On January 30, 2017, a former restaurant manager employee filed a purported class action lawsuit against Steak n Shake (Clendenen v. Steak n Shake). The plaintiffs generally allege claims that Steak n Shake improperly classified its managerial employees as exempt. On February 28, 2019, a jury returned a verdict in the Drake case against Steak n Shake. The Company agreed to settle both cases for $8,350 and the Court approved the terms of the settlement on July 26, 2019.

Index

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

The following methods and assumptions were used to determine the fair value of each class of the following assets recorded at fair value in the consolidated balance sheets:

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

Index

Note 15. Fair Value of Financial Assets (continued)

As of June 30, 2019 and December 31, 2018, the fair values of financial assets were as follows.

	June 30, 2019				December 31, 2018

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$10,118	$—	$—	$10,118	$21,448	$—	$—	$21,448
Equity securities:
Consumer goods	—	6,421	—	6,421	1,708	4,100	—	5,808
Bonds	35,557	—	—	35,557	32,404	—	—	32,404
Options on equity securities	—	2,142	—	2,142	—	2,755	—	2,755
Non-qualified deferred compensation plan investments	2,057	—	—	2,057	2,149	—	—	2,149
Total assets at fair value	$47,732	$8,563	$—	$56,295	$57,709	$6,855	$—	$64,564

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 16. Related Party Transactions

Services Agreement

During 2017, the Company entered into a services agreement with Biglari Enterprises LLC and Biglari Capital Corp. (collectively, the “Biglari Entities”) under which the Biglari Entities provide business and administrative related services to the Company. The Biglari Entities are owned by Mr. Biglari. The services agreement has a five-year term, effective on October 1, 2017. The fixed fee is $700 per month for the first year with adjustments in years two through five. The monthly fee will remain at $700 during 2019. The Company paid Biglari Enterprises $4,200 in service fees during the first six months of 2019 and 2018. The services agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp. by the Company.

License Agreement

During 2013, the Company entered into a Trademark License Agreement (the “License Agreement”) with Mr. Biglari. The Company and its subsidiaries paid no royalties to Mr. Biglari under the License Agreement during its term. The License Agreement was terminated on March 26, 2019.

Incentive Agreement Amendment

The Incentive Agreement was amended on March 26, 2019 to remove the annual limitation on Mr. Biglari’s incentive compensation, as well as the requirement of Mr. Biglari to use 30% of his incentive payments to purchase shares of the Company. In connection with the amendment, the change of control and severance provisions contained in the Incentive Agreement were eliminated and the License Agreement was terminated. The amendment is effective in 2019.

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

Index

Note 17. Business Segment Reporting (continued)

Revenue for the second quarters and first six months of 2019 and 2018 were as follows.

	Revenue
	Second Quarter		First Six Months
	2019	2018	2019	2018
Operating Businesses:
Restaurant Operations:
Steak n Shake	$156,006	$196,578	$326,117	$386,871
Western Sizzlin	4,055	4,016	7,719	7,657
Total Restaurant Operations	160,061	200,594	333,836	394,528
First Guard	7,417	6,745	14,624	13,292
Maxim	865	1,400	1,742	3,144
	$168,343	$208,739	$350,202	$410,964

Earnings (losses) before income taxes for the second quarters and first six months of 2019 and 2018 were as follows.

	Earnings (Losses) Before Income Taxes
	Second Quarter		First Six Months
	2019	2018	2019	2018
Operating Businesses:
Restaurant Operations:
Steak n Shake	$(3,057)	$2,659	$(21,915)	$1,667
Western Sizzlin	506	674	889	1,048
Total Restaurant Operations	(2,551)	3,333	(21,026)	2,715
First Guard	1,850	2,301	3,394	2,811
Maxim	176	16	64	(201)
Other	114	164	253	303
Total Operating Businesses	(411)	5,814	(17,315)	5,628
Corporate and Investments:
Corporate	(2,767)	(3,004)	(5,397)	(6,170)
Investment partnership gains (losses)	34,198	(8,341)	68,352	(4,846)
Total Corporate and Investments	31,431	(11,345)	62,955	(11,016)
Interest expense on notes payable and other borrowings	(3,150)	(2,898)	(6,208)	(5,652)
	$27,870	$(8,429)	$39,432	$(11,040)

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

As of June 30, 2019, Mr. Biglari’s beneficial ownership was approximately 60.7% of the Company’s outstanding Class A common stock and 55.4% of the Company’s outstanding Class B common stock.

Since 2017, Steak n Shake has experienced sales declines, which is the primary reason for Steak n Shake’s lower profitability.  To mitigate the sales declines and increase profitability, Steak n Shake is emphasizing its franchise partnership program.  As of June 30, 2019, a total of 103 Steak n Shake restaurants have been temporarily closed.  Steak n Shake is actively working to identify franchise partners for these closed stores.  However, no assurances can be given that Steak n Shake will be able to secure suitable franchise partners or that its strategy will restore profitability.

Net earnings (loss) attributable to Biglari Holdings shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	Second Quarter		First Six Months
	2019	2018	2019	2018
Operating businesses:
Restaurant	$(1,424)	$1,640	$(14,767)	$1,184
Insurance	1,459	1,810	2,675	2,204
Media	132	13	48	(155)
Other	85	122	188	224
Total operating businesses	252	3,585	(11,856)	3,457
Corporate	(2,170)	(3,450)	(4,187)	(6,145)
Investment partnership gains (losses)	26,254	(5,877)	52,491	(2,802)
Interest expense on notes payable and other borrowings	(2,362)	(1,797)	(4,656)	(3,863)
	$21,974	$(7,539)	$31,792	$(9,353)

Our restaurant businesses include Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western Sizzlin”). As of June 30, 2019, Steak n Shake comprised 307 company-operated restaurants and 213 franchise units. Western Sizzlin comprised 4 company-operated restaurants and 52 franchise units.

Our insurance business is composed of First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”). First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.

Our media business is composed of Maxim Inc. (“Maxim”). Maxim’s business lies principally in media and licensing.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restaurants

Steak n Shake and Western Sizzlin comprise 576 company-operated and franchise restaurants as of June 30, 2019.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchise	Company-operated	Franchise	Total
Total stores as of December 31, 2018	413	213	4	55	685
Restaurants temporarily (closed)	(103)	—	—	—	(103)
Net restaurants opened (closed)	(3)	—	—	(3)	(6)
Total stores as of June 30, 2019	307	213	4	52	576

Total stores as of December 31, 2017	415	200	4	58	677
Net restaurants opened (closed)	—	3	—	(1)	2
Total stores as of June 30, 2018	415	203	4	57	679

A total of 103 restaurants were temporarily closed until such time that a franchise partner is identified.

Earnings of our restaurant operations are summarized below.

	Second Quarter				First Six Months
	2019		2018		2019		2018
Revenue
Net sales	$152,062		$191,797		$317,693		$377,368
Franchise royalties and fees	7,146		7,773		14,058		14,875
Other revenue	853		1,024		2,085		2,285
Total revenue	160,061		200,594		333,836		394,528

Restaurant cost of sales
Cost of food	47,316	31.1%	57,117	29.8%	102,293	32.2%	113,045	30.0%
Restaurant operating costs	80,483	52.9%	98,853	51.5%	173,662	54.7%	196,668	52.1%
Rent	3,951	2.6%	4,589	2.4%	8,244	2.6%	9,196	2.4%
Total cost of sales	131,750		160,559		284,199		318,909

Selling, general and administrative
General and administrative	12,021	7.5%	16,877	8.4%	29,122	8.7%	31,964	8.1%
Marketing	10,117	6.3%	12,086	6.0%	23,246	7.0%	25,679	6.5%
Other expenses	1,617	1.0%	871	0.4%	3,810	1.1%	1,423	0.4%
Total selling, general and administrative	23,755	14.8%	29,834	14.9%	56,178	16.8%	59,066	15.0%

Depreciation and amortization	5,104	3.2%	4,717	2.4%	10,473	3.1%	9,501	2.4%

Interest on finance leases and obligations	2,003		2,151		4,012		4,337

Earnings (loss) before income taxes	(2,551)		3,333		(21,026)		2,715

Income tax expense (benefit)	(1,127)		1,693		(6,259)		1,531

Contribution to net earnings	$(1,424)		$1,640		$(14,767)		$1,184

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.

General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales during the second quarter and first six months of 2019 were $152,062 and $317,693, respectively, representing a decrease of $39,735 and $59,675 over the second quarter and first six months of 2018, respectively. The decreases in net sales during 2019 were primarily attributable to the temporary store closures. Steak n Shake’s same-store sales decreased 5.9% whereas customer traffic decreased 9.2% during the second quarter.  Steak n Shake’s same-store sales decreased 6.5% whereas customer traffic decreased 8.1% during the first six months. The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period.

In the second quarter and first six months of 2019 franchise royalties and fees were relatively flat compared to those in 2018.  Steak n Shake opened five franchise units and closed five franchise units during the second quarter of 2019. There were 213 Steak n Shake franchise units as of June 30, 2019 compared to 203 franchise units as of June 30, 2018.

Cost of food in the second quarter and first six months of 2019 was $47,316 or 31.1% of net sales and $102,293 or 32.2% of net sales, respectively, compared to the second quarter and first six months in 2018 of $57,117 or 29.8% of net sales and $113,045 or 30.0% of net sales, respectively. The increase as a percentage of net sales during 2019 was attributable to a promotion that increased food costs.

Restaurant operating costs during the second quarter of 2019 were $80,483 or 52.9% of net sales compared to $98,853 or 51.5% of net sales in 2018. Restaurant operating costs for the first six months of 2019 were $173,662 or 54.7% of net sales compared to $196,668 or 52.1% of net sales in 2018. Costs as a percentage of net sales increased 1.4% and 2.6% during the second quarter and first six months of 2019, respectively, compared to 2018. The increase as a percentage of net sales was principally due to higher wages.

General and administrative expenses during the second quarter and first six months of 2019 were $12,021 or 7.5% and $29,122 or 8.7% of total revenues, respectively, compared to expenses in the second quarter and first six months of 2018, which were $16,877 or 8.4% and $31,964 or 8.1% of total revenues, respectively.  General and administrative expenses decreased during the second quarter of 2019 compared to 2018 primarily because of reduction in personnel. General and administrative expenses decreased during the first six months of 2019 compared to 2018 due to lower personnel expenses of $10,350 offset by an accrual of $8,350 related to legal settlements.

Other expenses increased during the second quarter and first six months of 2019 due to asset impairments of $438 and $2,338, respectively.

Marketing expenses during the second quarter and first six months of 2019 were $10,117 or 6.3% and $23,246 or 7.0% of total revenues, respectively, compared to expenses in the second quarter and first six months of 2018, which were $12,086 or 6.0% and $25,679 or 6.5% of total revenues, respectively.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers. Earnings of our insurance business are summarized below.

	Second Quarter		First Six Months
	2019	2018	2019	2018
Premiums written	$7,065	$6,505	$13,926	$12,833

Insurance losses	4,060	2,826	8,235	7,414
Underwriting expenses	1,438	1,647	2,923	2,987
Pre-tax underwriting gain	1,567	2,032	2,768	2,432
Other income and expenses
Investment income and commissions	352	240	698	459
Other income (expenses)	(69)	29	(72)	(80)
Total other income	283	269	626	379
Earnings before income taxes	1,850	2,301	3,394	2,811
Income tax expense	391	491	719	607
Contribution to net earnings	$1,459	$1,810	$2,675	$2,204

First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone.  First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

Premiums earned during the second quarter of 2019 were $7,065, an increase of $560 or 8.6% compared to 2018. Premiums earned during the first six months of 2019 were $13,926, an increase of $1,093 or 8.5% compared to 2018. Pre-tax underwriting gain was $1,567 and $2,768 in the second quarter and first six months of 2019, respectively, compared to $2,032 and $2,432 in the second quarter and first six months of 2018, respectively.

Insurance premiums and other on the consolidated statement of earnings includes premiums earned, investment income and commissions. In the preceding table, investment income and commissions are included in other income.

Media

Maxim’s business lies principally in media and licensing. Earnings of our media operations are summarized below.

	Second Quarter		First Six Months
	2019	2018	2019	2018
Revenue	$865	$1,400	$1,742	$3,144

Media cost of sales	641	980	1,589	2,497
General and administrative expenses	48	398	89	834
Depreciation and amortization	—	6	—	14
Earnings (loss) before income taxes	176	16	64	(201)
Income tax expense (benefit)	44	3	16	(46)
Contribution to net earnings	$132	$13	$48	$(155)

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Partnership Gains (Losses)

Earnings (loss) from our investments in partnerships are summarized below.

	Second Quarter		First Six Months
	2019	2018	2019	2018
Investment partnership gains (losses)	$34,198	$(8,341)	$68,352	$(4,846)
Tax expense (benefit)	7,944	(2,464)	15,861	(2,044)
Contribution to net earnings	$26,254	$(5,877)	$52,491	$(2,802)

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

Interest Expense

The Company’s interest expense is summarized below.

	Second Quarter		First Six Months
	2019	2018	2019	2018
Interest expense on notes payable and other borrowings	$3,150	$2,898	$6,208	$5,652
Tax benefit	788	1,101	1,552	1,789
Interest expense net of tax	$2,362	$1,797	$4,656	$3,863

The outstanding balance on Steak n Shake’s credit facility on June 30, 2019 was $182,598 compared to $184,798 on June 30, 2018. The interest rate was 6.19% as of June 30, 2019 and 5.85% as of June 30, 2018.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and other companies. Corporate net losses during the second quarter and first six months of 2019 were $2,170 and $4,187, respectively, versus net losses of $3,450 and $6,145 during the second quarter and first six months of 2018, respectively. The decrease in net losses is primarily due to lower legal costs.

Income Tax Expense

Income tax expense for the second quarter of 2019 was $5,896 compared to an income tax benefit of $890 for the second quarter of 2018.  Income tax expense for the first six months of 2019 was $7,640 compared to an income tax benefit of $1,687 for the first six months of 2018.  The variance in income taxes between 2019 and 2018 is attributable to taxes on income and losses generated by the investment partnerships.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

Our consolidated shareholders’ equity on June 30, 2019 was $602,362, an increase of $31,907 compared to the December 31, 2018 balance. The increase during the first six months of 2019 was primarily attributable to net income of $31,792.

Consolidated cash and investments are summarized below.

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$27,662	$48,557
Investments	41,476	33,860
Investments reported in other current assets	—	4,463
Fair value of interest in investment partnerships	766,986	715,102
Total cash and investments	836,124	801,982
Less portion of Company stock held by investment partnerships	(144,920)	(157,622)
Carrying value of cash and investments on balance sheet	$691,204	$644,360

Liquidity

Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	First Six Months
	2019	2018
Net cash used in operating activities	$(8,295)	$(465)
Net cash used in investing activities	(8,619)	(5,714)
Net cash used in financing activities	(3,984)	(3,932)
Effect of exchange rate changes on cash	3	(55)
Decrease in cash, cash equivalents and restricted cash	$(20,895)	$(10,166)

Cash used in operating activities was $8,295 during the first six months of 2019 compared to cash used in operating activities of $465 during the first six months of 2018. Cash used in operating activities during the first six months of 2019 included a net loss adjusted for non-cash items of $35,288, which was offset by an increase in cash from working capital accounts of $24,503. The loss was primarily due to decreased revenues from restaurants. The increase of cash from changes in working capital accounts was primarily due to increase in income tax liabilities related to gains from investment partnerships. Cash used in operating activities during the first six months of 2018 included distributions from investment partnerships of $7,700, which was offset by changes in working capital accounts of $11,379. The decrease of cash from changes in working capital accounts during 2018 was primarily due to the payment of the 2017 incentive fee.

Cash used in investing activities during the first six months of 2019 was $8,619 compared to $5,714 during the first six months of 2018. Cash used in investing activities included capital expenditures of $6,238 and $7,218 during the first six months of 2019 and 2018, respectively.

During the first six months of 2019 and 2018 we incurred debt payments of $3,984 and $3,981, respectively.

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

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. The interest rate on the term loan was 6.19% as of June 30, 2019.

The credit agreement includes customary affirmative and negative covenants and events of default. As of June 30, 2019, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Disruptions in debt capital markets that restrict access to funding when needed could adversely affect the results of operations, liquidity and capital resources of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of June 30, 2019, $182,598 was outstanding under the term loan.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $66,354 along with a corresponding change in shareholders’ equity of approximately 8%.

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. At June 30, 2019, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $1,400 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in the first six months of 2019 and 2018.

ITEM 4. Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. lEGAL PROCEEDINGS

Information in response to this Item is included in Note 14 to the Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

The following are material changes in the risk factors previously disclosed in the Company’s Form 10-K for 2018.

Steak n Shake’s converting company-operated units into franchise partnerships may not be successful in reversing its declining sales or profitability.

Since 2017, Steak n Shake experienced declining sales and profitability.  To mitigate the declining sales and increase profitability, Steak n Shake is emphasizing its franchise partnership model.  As of June 30, 2019, a total of 103 Steak n Shake restaurants have been temporarily closed.  Steak n Shake is actively working to identify franchise partners for these stores.  There are no assurances that Steak n Shake will be able to secure suitable franchise partners or that the franchise partnership model will restore profitability.  Moreover, Steak n Shake may need to seek additional financing, which may not be available on terms commensurate with its current financing arrangement.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From May 20, 2019 through June 14, 2019, Mr. Biglari purchased 7,702 shares of Class A common stock and 23,646 shares of Class B common stock. Mr. Biglari may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share	Total Number of Class B Shares Purchased	Average Price Paid per Class B Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

April 1, 2019 – April 30, 2019	—	$—	—	$—	—	—
May 1, 2019 – May 31, 2019	1,300	$563.07	1,637	$100.03	—	—
June 1, 2019 – June 30, 2019	6,402	$609.62	22,009	$104.48	—	—
Total	7,702		23,646		—

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

Date: August 2, 2019

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller

