Form 10-Q
period 2019-09-30
Biglari Holdings Inc.
filed 2019-11-01
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Number of shares of common stock outstanding as of October 30, 2019:

Class A common stock –	206,864
Class B common stock –	2,068,640

Index

BIGLARI HOLDINGS INC.

Index

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,058	$48,557
Investments	43,766	33,860
Receivables	16,460	15,743
Inventories	4,651	7,537
Other current assets	6,042	9,236
Total current assets	89,977	114,933
Property and equipment	355,489	274,716
Operating lease assets	65,939	—
Goodwill and other intangible assets	67,227	68,166
Investment partnerships	561,479	557,480
Other assets	13,839	14,198
Total assets	$1,153,950	$1,029,493

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$138,822	$117,265
Current portion of operating lease liabilities	11,762	—
Current portion of notes payable and other borrowings	7,005	5,720
Total current liabilities	157,589	122,985
Long-term notes payable and other borrowings	264,857	240,001
Operating lease liabilities	59,668	—
Deferred taxes	56,562	86,871
Other liabilities	13,754	9,181
Total liabilities	552,430	459,038

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	381,904	381,904
Retained earnings	597,434	564,160
Accumulated other comprehensive loss	(3,252)	(2,516)
Treasury stock, at cost	(375,704)	(374,231)
Biglari Holdings Inc. shareholders’ equity	601,520	570,455
Total liabilities and shareholders’ equity	$1,153,950	$1,029,493

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per share amounts)

	Third Quarter		First Nine Months
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$145,111	$195,041	$478,947	$589,569
Insurance premiums and other	7,681	7,038	22,305	20,330
Oil and gas	6,500	—	6,500	—
Media and licensing	924	1,503	2,666	4,647
	160,216	203,582	510,418	614,546
Cost and expenses
Restaurant cost of sales	113,398	161,218	397,597	480,127
Insurance losses and underwriting expenses	5,242	5,146	16,400	15,547
Oil and gas production costs	2,595	—	2,595	—
Media and licensing costs	514	1,065	2,103	3,562
Selling, general and administrative	22,930	31,966	81,871	97,241
Impairments	5,079	345	7,417	670
Depreciation, depletion and amortization	7,514	4,778	18,191	14,540
	157,272	204,518	526,174	611,687
Other income (expenses)
Interest expense	(3,090)	(2,967)	(9,298)	(8,619)
Interest on finance leases and obligations	(1,934)	(1,991)	(5,946)	(6,328)
Investment partnership gains (losses)	1,449	(19,008)	69,801	(23,854)
Total other income (expenses)	(3,575)	(23,966)	54,557	(38,801)
Earnings (loss) before income taxes	(631)	(24,902)	38,801	(35,942)
Income tax expense (benefit)	(614)	(11,199)	7,026	(12,886)
Net earnings (loss)	$(17)	$(13,703)	$31,775	$(23,056)
Earnings per share
Net earnings (loss) per equivalent Class A share *	$(0.05)	$(39.50)	$92.04	$(66.12)

*Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $(0.01) and $18.41 for the third quarter and first nine months of 2019, respectively, and $(7.90) and $(13.22) for the third quarter and first nine months of 2018, respectively.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Third Quarter		First Nine Months
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net earnings (loss)	$(17)	$(13,703)	$31,775	$(23,056)
Other comprehensive income:
Reclassification to earnings	—	—	—	(73)
Applicable income taxes	—	—	—	15
Foreign currency translation	(628)	(138)	(736)	(783)
Other comprehensive income (loss), net	(628)	(138)	(736)	(841)
Total comprehensive income (loss)	$(645)	$(13,841)	$31,039	$(23,897)

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	First Nine Months
	2019	2018
	(Unaudited)
Operating activities
Net earnings (loss)	$31,775	$(23,056)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation, depletion and amortization	18,191	14,540
Provision for deferred income taxes	(35,902)	(12,327)
Asset impairments and other non-cash expenses	8,105	1,246
(Gains) losses on disposal of assets	200	434
Investment partnership (gains) losses	(69,801)	23,854
Distributions from investment partnerships	64,329	7,700
Changes in receivables and inventories	8,817	3,008
Changes in other assets	(1,241)	583
Changes in accounts payable and accrued expenses	15,386	(21,566)
Net cash provided by (used in) operating activities	39,859	(5,584)
Investing activities
Capital expenditures	(8,357)	(10,400)
Proceeds from property and equipment disposals	815	2,510
Acquisition of business, net of cash acquired	(51,057)	—
Distributions from investment partnerships	40,000	26,000
Purchases of limited partner interests	(40,000)	(7,340)
Purchases of investments	(91,927)	(50,140)
Redemptions of fixed maturity securities	87,250	41,591
Net cash provided by (used in) investing activities	(63,276)	2,221
Financing activities
Payments on revolving credit facility	—	(175)
Principal payments on long-term debt	(1,650)	(1,650)
Principal payments on direct financing lease obligations	(4,353)	(4,021)
Proceeds for exercise of stock options	—	49
Net cash used in financing activities	(6,003)	(5,797)
Effect of exchange rate changes on cash	(29)	(63)
Decrease in cash, cash equivalents and restricted cash	(29,449)	(9,223)
Cash, cash equivalents and restricted cash at beginning of year	55,010	67,230
Cash, cash equivalents and restricted cash at end of third quarter	$25,561	$58,007

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2018	$1,138	$381,904	$564,160	$(2,516)	$(374,231)	$570,455
Net earnings			9,818			9,818
Adoption of accounting standards			1,499			1,499
Other comprehensive income, net				(304)		(304)
Adjustment to treasury stock for holdings in investment partnerships					(114)	(114)
Balance at March 31, 2019	$1,138	$381,904	$575,477	$(2,820)	$(374,345)	$581,354
Net earnings			21,974			21,974
Other comprehensive income, net				196		196
Adjustment to treasury stock for holdings in investment partnerships					(1,162)	(1,162)
Balance at June 30, 2019	$1,138	$381,904	$597,451	$(2,624)	$(375,507)	$602,362
Net earnings			(17)			(17)
Other comprehensive income, net				(628)		(628)
Adjustment to treasury stock for holdings in investment partnerships					(197)	(197)
Balance at September 30, 2019	$1,138	$381,904	$597,434	$(3,252)	$(375,704)	$601,520

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2017	$1,071	$382,014	$565,504	$(1,404)	$(375,857)	$571,328
Net earnings (loss)			(1,814)			(1,814)
Adoption of accounting standards			90			90
Other comprehensive income, net				438		438
Adjustment to treasury stock for holdings in investment partnerships					(18,377)	(18,377)
Exercise of stock options		(39)			81	42
Balance at March 31, 2018	$1,071	$381,975	$563,780	$(966)	$(394,153)	$551,707
Net earnings (loss)			(7,539)			(7,539)
Other comprehensive income, net				(1,141)		(1,141)
Conversion of common stock	67	(67)	(20,826)		20,826	—
Adjustment to treasury stock for holdings in investment partnerships					(304)	(304)
Exercise of stock options		(4)			11	7
Balance at June 30, 2018	$1,138	$381,904	$535,415	$(2,107)	$(373,620)	$542,730
Net earnings (loss)			(13,703)			(13,703)
Other comprehensive income, net				(138)		(138)
Adjustment to treasury stock for holdings in investment partnerships					(471)	(471)
Balance at September 30, 2018	$1,138	$381,904	$521,712	$(2,245)	$(374,091)	$528,418

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Biglari Holdings is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance, media and licensing, restaurants and oil and gas. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of the Company. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.

As of September 30, 2019, Mr. Biglari’s beneficial ownership was approximately 60.7% of the Company’s outstanding Class A common stock and 55.4% of the Company’s outstanding Class B common stock.

Business Acquisition

On September 9, 2019, a wholly-owned subsidiary of the Company, Southern Oil Company, acquired the stock of Southern Oil of Louisiana Inc. (collectively “Southern Oil”) for $51,500 in cash. Southern Oil is engaged in the exploration, development, and production of oil and natural gas properties primarily offshore in the Gulf of Mexico. The Company’s financial results include the results of Southern Oil from the acquisition date to the end of the third quarter. The revenues and operating results for Southern Oil were not significant to the Company for the third quarter.

The following table sets forth certain unaudited pro forma consolidated earnings data for the third quarter and first nine months of 2019 as if the acquisition of Southern Oil consummated on the same terms at the beginning of 2019.

	Third Quarter		First Nine Months
	2019	2018	2019	2018
Revenues	$172,187	$215,794	$562,315	$646,359
Earnings before income taxes	$2,538	$(20,617)	$59,212	$(26,604)

Index

Note 1. Summary of Significant Accounting Policies (continued)

The acquisition date fair values of certain assets and liabilities of Southern Oil are provisional and subject to revision as the related valuations are completed. Acquisition related expenses, which consists of external costs directly related to the acquisition of Southern Oil, such as advisory, legal and other professional fees are expensed as incurred.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Steak n Shake Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western Sizzlin”), Maxim Inc. (“Maxim”), First Guard Insurance Company (“First Guard”), and Southern Oil.  Intercompany accounts and transactions have been eliminated in consolidation.

Oil and Gas Producing Activities

Revenues are derived from the sale of produced oil and natural gas. The Company recognizes oil and gas revenue from its interests in wells using the sales method wherein revenues are recognized based on actual volumes of oil and gas delivered to purchasers. Payments for product sales are received one to three months after delivery.

The Company follows the successful efforts method of accounting for its oil and gas properties.  Costs of drilling exploratory wells are initially capitalized but are charged to expense if the well is determined to be unsuccessful.  The Company assesses its proved oil and gas properties for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

All property acquisition costs and development costs are capitalized when incurred and depleted on a unit-of-production basis over the remaining life of proved reserves.  Support equipment and other property and equipment are depreciated over their estimated useful lives.

Acquisition costs of unproved properties are periodically assessed for impairment and are transferred to proved properties to the extent the costs are associated with the successful exploration activities.  Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated.

Asset retirement obligations relate to future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and returning such land to its original condition.  The Company determines its asset retirement obligation amounts by calculating the present value of the estimated future cash outflows associated with its plug and abandonment obligations.  The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount.  The liability is accreted each period through charges to depreciation, depletion and amortization expense, and the capitalized cost is depleted on a unit-of-production basis over the proved developed reserves of the related asset.

Note 2. New Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, ASU 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842).  We adopted ASC 842 “Leases” on January 1, 2019. Most significantly, ASC 842 requires a lessee to recognize a liability to make lease payments and an asset with respect to its right to use the underlying asset for the lease term. We applied ASC 840 to all comparative periods which included a cumulative-effect adjustment of $1,499 to retained earnings on January 1, 2019. Adoption of ASC 842 also resulted in an increase to total assets and liabilities due to the recording of operating lease assets of $63,261 and operating lease liabilities of $69,671 as of January 1, 2019 and due to the recording of finance lease assets of $11,638 and finance lease liabilities of $11,784. The difference between the asset and liability amounts primarily relates to previously recorded deferred/prepaid rent. The standard had a material impact on our consolidated balance sheets but did not have a material impact on our consolidated statements of earnings and statements of cash flow. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases.

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

The following table presents shares authorized, issued and outstanding on September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

The Company has applied the “two-class method” of computing earnings per share as prescribed in ASC 260, “Earnings Per Share.”

On an equivalent Class A common stock basis, there were 620,592 shares outstanding as of September 30, 2019 and December 31, 2018. There are no dilutive securities outstanding.

For financial reporting purposes, the proportional ownership of the Company’s common stock owned by the investment partnerships is excluded in the earnings per share calculation. After giving effect for the investment partnerships’ proportional ownership of common stock, the equivalent Class A weighted average number of common shares during the third quarters of 2019 and 2018 were 343,519 and 346,912, respectively. The equivalent Class A weighted average number of common shares during the first nine months of 2019 and 2018 were 345,249 and 348,678, respectively.

Each Class A common share is entitled to one vote. Class B common stock possesses economic rights equal to one-fifth (1/5th) of such rights of Class A common stock; however, Class B common stock has no voting rights.

Note 4. Investments

Available for sale investments were $39,303 and $33,860 as of September 30, 2019 and December 31, 2018, respectively. Investments in equity securities and a related derivative position of $4,463 are included in investments as of September 30, 2019 and in other current assets as of December 31, 2018. The investments are recorded at fair value.

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

Index

Note 5. Investment Partnerships (continued)

Biglari Capital Corp. is the general partner of the investment partnerships and is an entity solely owned by Mr. Biglari.

The fair value and adjustment for Company common stock held by the investment partnerships to determine the carrying value of our partnership interest is presented below.

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2018	$715,102	$157,622	$557,480
Investment partnership gains (losses)	63,419	(6,382)	69,801
Contributions (net of distributions) to investment partnerhips	(64,329)		(64,329)
Increase in proportionate share of Company stock held		1,473	(1,473)
Partnership interest at September 30, 2019	$714,192	$152,713	$561,479

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2017	$925,279	$359,258	$566,021
Investment partnership gains (losses)	(152,261)	(128,407)	(23,854)
Contributions (net of distributions) to investment partnerships	(26,360)		(26,360)
Increase in proportionate share of Company stock held		19,152	(19,152)
Partnership interest at September 30, 2018	$746,658	$250,003	$496,655

The carrying value of the investment partnerships net of deferred taxes is presented below.

	September 30, 2019	December 31, 2018
Carrying value of investment partnerships	$561,479	$557,480
Deferred tax liability related to investment partnerships	(58,193)	(92,703)
Carrying value of investment partnerships net of deferred taxes	$503,286	$464,777

The Company’s proportionate share of Company stock held by investment partnerships at cost is $375,704 and $374,231 at September 30, 2019 and December 31, 2018, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock. Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains (losses) from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Third Quarter		First Nine Months
	2019	2018	2019	2018
Gains (losses) on investment partnership	$1,449	$(19,008)	$69,801	$(23,854)
Tax expense (benefit)	49	(6,119)	15,910	(8,163)
Net earnings (loss)	$1,400	$(12,889)	$53,891	$(15,691)

On December 31 of each year, the general partner of the investment partnerships will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. The Company did not accrue an incentive fee during the first nine months of 2019 or 2018. Our investments in these partnerships are committed on a rolling 5-year basis.

Index

Note 5. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of September 30, 2019	$109,895	$803,338
Total liabilities as of September 30, 2019	$112	$116,280
Revenue for the first nine months of 2019	$3,332	$71,578
Earnings for the first nine months of 2019	$3,278	$65,637
Biglari Holdings’ ownership interest as of September 30, 2019	66.1%	93.5%

Total assets as of December 31, 2018	$107,207	$901,750
Total liabilities as of December 31, 2018	$447	$202,770
Revenue for the first nine months of 2018	$(49,895)	$(122,622)
Earnings (loss) for the first nine months of 2018	$(49,944)	$(129,691)
Biglari Holdings’ ownership interest as of September 30, 2018	65.8%	92.2%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Transactions with The Lion Fund II, L.P. were as follows.

	Third Quarter		First Nine Months
	2019	2018	2019	2018

Contributions	$—	$7,340	$40,000	$7,340
Distributions	(61,839)	(26,000)	(104,329)	(33,700)
	$(61,839)	$(18,660)	$(64,329)	$(26,360)

Note 6. Property and Equipment

Property and equipment is composed of the following.

	September 30, 2019	December 31, 2018
Land	$151,670	$146,015
Buildings	146,985	142,658
Land and leasehold improvements	160,292	158,938
Equipment	268,304	201,738
Construction in progress	3,144	1,703
	730,395	651,052
Less accumulated depreciation, depletion and amortization	(374,906)	(376,336)
Property and equipment, net	$355,489	$274,716

The Company recorded an impairment to long-lived assets of $5,079 and $7,417 in the third quarter and first nine months of 2019, respectively, and $345 and $670 in the third quarter and first nine months of 2018, respectively. The impairments are primarily attributable to closed stores. As of September 30, 2019, a total of 106 Steak n Shake restaurants have been temporarily closed. The Company is actively working to identify franchise partners for these stores.  Although the Company is committed to the franchise partnership model, future impairments are possible. The fair value of the long-lived assets was determined based on Level 2 inputs using a discounted cash flow model and quoted prices for the properties.

Index

Note 7. Goodwill and Other Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2018	$28,139	$11,913	$40,052
Change in foreign exchange rates during the first nine months of 2019	(28)	—	(28)
Goodwill at September 30, 2019	$28,111	$11,913	$40,024

We are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in the first nine months of 2019 or 2018.

Other Intangible Assets

Other intangible assets are composed of the following.

	September 30, 2019			December 31, 2018
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(5,045)	$265	$5,310	$(4,647)	$663
Other	810	(788)	22	810	(774)	36
Total	6,120	(5,833)	287	6,120	(5,421)	699
Intangible assets with indefinite lives:
Trade names	15,876	—	15,876	15,876	—	15,876
Other assets with indefinite lives	11,040	—	11,040	11,539	—	11,539
Total intangible assets	$33,036	$(5,833)	$27,203	$33,535	$(5,421)	$28,114

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western Sizzlin as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years. Amortization expense for the first nine months of 2019 and 2018 was $412 and $422, respectively. The Company’s intangible assets with definite lives will fully amortize in 2020. Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.

Index

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	Third Quarter		First Nine Months
	2019	2018	2019	2018
Net sales	$136,651	$186,368	$454,344	$563,736
Franchise royalties and fees	7,627	7,762	21,685	22,637
Other	833	911	2,918	3,196
	$145,111	$195,041	$478,947	$589,569

Net sales

Net sales are composed of retail sales of food through Company-owned stores. Company-owned store revenues are recognized when control of the food items are transferred to our customers at the point of sale. Sales taxes related to these sales are collected from customers and remitted to the appropriate taxing authority and are not reflected in the Company’s consolidated statements of earnings as revenue.

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

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following.

	September 30, 2019	December 31, 2018
Accounts payable	$25,108	$41,967
Gift card liability	18,472	22,685
Salaries, wages, and vacation	7,056	13,107
Taxes payable	54,447	11,214
Insurance accruals	13,443	12,127
Deferred revenue	12,446	11,681
Other	7,850	4,484
Accounts payable and accrued expenses	$138,822	$117,265

Index

Note 10. Notes Payable and Other Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	September 30, 2019	December 31, 2018
Notes payable	$2,200	$2,200
Unamortized original issue discount and debt issuance costs	(972)	(943)
Finance obligations	4,137	4,463
Finance lease liabilities	1,640	—
Total current portion of notes payable and other borrowings	$7,005	$5,720

Long-term notes payable and other borrowings
Notes payable	$179,848	$181,498
Unamortized original issue discount and debt issuance costs	(501)	(1,234)
Finance obligations	75,467	59,737
Finance leases liabilities	10,043	—
Total long-term notes payable and other borrowings	$264,857	$240,001

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

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. The interest rate on the term loan was 5.80% as of September 30, 2019.

The credit agreement includes customary affirmative and negative covenants and events of default. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Disruptions in debt capital markets that restrict access to funding when needed could adversely affect the results of operations, liquidity and capital resources of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of September 30, 2019, $182,048 was outstanding under the term loan.

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

Index

 Note 11. Leases (continued)

Operating lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

Total lease cost consists of the following.

	Third Quarter 2019	First Nine Months 2019
Finance lease costs:
Amortization of right-of-use assets	$487	$1,466
Interest on lease liabilities	208	630
Operating lease costs *	4,445	12,305
Total lease costs	$5,140	$14,401

*Includes short-term leases, variable lease costs and sublease income, which are immaterial.

Supplemental cash flow information related to leases is as follows.

First Nine Months 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,201
Operating cash flows from finance leases	$630
Operating cash flows from operating leases	$12,558
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$1,097
Operating lease liabilities	$11,069

Supplemental balance sheet information related to leases is as follows.

September 30, 2019
Finance leases:
Property and equipment, net	$11,267

Current portion of notes payable and other borrowings	$1,640
Long-term notes payable and other borrowings	10,043
Total finance lease liabilities	$11,683

Weighted-average lease terms and discount rates are as follows.

September 30, 2019
Weighted-average remaining lease terms:
Finance leases	8.5 years
Operating leases	7.3 years

Weighted-average discount rates:
Finance leases	7.1%
Operating leases	6.9%

Index

Note 11. Leases (continued)

Maturities of lease liabilities as of September 30, 2019 are as follows.

Year	Operating Leases	Finance Leases
2019	$4,637	$609
2020	15,774	2,377
2021	14,683	2,358
2022	12,630	1,869
2023	10,580	1,669
After 2023	32,428	6,803
Total lease payments	90,732	15,685
Less interest	19,315	4,002
Total lease liabilities	$71,417	$11,683

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

Index

Note 12. Accumulated Other Comprehensive Income

During the first nine months of 2019 and 2018, the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, were as follows.

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)
Beginning Balance	$(2,516)	$—	$(2,516)	$(1,462)	$58	$(1,404)
Reclassification to (earnings) loss		—	—		(58)	(58)
Foreign currency translation	(736)		(736)	(783)		(783)
Ending Balance	$(3,252)	$—	$(3,252)	$(2,245)	$—	$(2,245)

During the third quarter of 2019 and 2018, the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, were as follows.

	Third Quarter 2019			Third Quarter 2018
	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)
Beginning Balance	$(2,624)	$—	$(2,624)	$(2,107)	$—	$(2,107)
Reclassification to (earnings) loss		—	—		—	—
Foreign currency translation	(628)		(628)	(138)		(138)
Ending Balance	$(3,252)	$—	$(3,252)	$(2,245)	$—	$(2,245)

There were no reclassifications from accumulated other comprehensive income to earnings during the third quarters of 2019 and 2018 and first nine months of 2019. Reclassifications made from accumulated other comprehensive income to earnings during the first nine months of 2018 were $58.

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

Income tax benefit for the third quarter of 2019 was $614 compared to $11,199 for the third quarter of 2018.  Income tax expense for the first nine months of 2019 was $7,026 compared to an income tax benefit of $12,886 for the first nine months of 2018.  The variance in income taxes between 2019 and 2018 is attributable to taxes on income generated by the investment partnerships.

As of September 30, 2019 and December 31, 2018, we had approximately $356 and $341, respectively, of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

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

Index

Note 14. Commitments and Contingencies (continued)

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

On December 14, 2018, the judge of the Superior Court of Hamilton County, Indiana issued an order granting the Company’s motion to dismiss the shareholders’ lawsuits. On January 11, 2019, the shareholders filed an appeal of the judge’s order dismissing the lawsuits.  The appeal was argued on October 7, 2019, and we await a decision.

On September 8, 2014, two former restaurant manager employees filed a purported class action lawsuit against Steak n Shake (Drake v. Steak n Shake). On January 30, 2017, a former restaurant manager employee filed a purported class action lawsuit against Steak n Shake (Clendenen v. Steak n Shake). The plaintiffs generally allege claims that Steak n Shake improperly classified its managerial employees as exempt. On February 28, 2019, a jury returned a verdict in the Drake case against Steak n Shake. The Company agreed to settle both cases for $8,350 and the Court approved the terms of the settlement on July 26, 2019. The settlement is reflected in selling, general and administrative expenses in the consolidated statement of earnings.

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
16

Index

Note 15. Fair Value of Financial Assets (continued)

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

Bonds: The Company’s investments in bonds are classified within Level 1 of the fair value hierarchy.

Non-qualified deferred compensation plan investments: The assets of the non-qualified plan are set up in a rabbi trust. They represent mutual funds and publicly traded securities, each of which are classified within Level 1 of the fair value hierarchy.

Derivative instruments: Options related to equity securities are marked to market each reporting period and are classified within Levels 1 and 2 of the fair value hierarchy depending on the instrument.

As of September 30, 2019 and December 31, 2018, the fair values of financial assets were as follows.

	September 30, 2019				December 31, 2018

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$126	$—	$—	$126	$21,448	$—	$—	$21,448
Equity securities: Consumer goods	—	6,413	—	6,413	1,708	4,100	—	5,808
Bonds	37,631	—	—	37,631	32,404	—	—	32,404
Derivatives	202	2,150	—	2,352	—	2,755	—	2,755
Non-qualified deferred compensation plan investments	2,022	—	—	2,022	2,149	—	—	2,149
Total assets at fair value	$39,981	$8,563	$—	$48,544	$57,709	$6,855	$—	$64,564

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 16. Related Party Transactions

Services Agreement

During 2017, the Company entered into a services agreement with Biglari Enterprises LLC and Biglari Capital Corp. (collectively, the “Biglari Entities”) under which the Biglari Entities provide business and administrative related services to the Company. The Biglari Entities are owned by Mr. Biglari. The services agreement has a five-year term, effective on October 1, 2017. The fixed fee is $700 per month for the first year with adjustments in years two through five. The monthly fee will remain at $700 during 2019. The Company paid Biglari Enterprises $6,300 in service fees during the first nine months of 2019 and 2018. The services agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp. by the Company.

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

Index

Note 17. Business Segment Reporting

Our reportable business segments are organized in a manner that reflects how management views those business activities. Our restaurant operations include Steak n Shake and Western Sizzlin. The Company also reports segment information for First Guard, Maxim and Southern Oil. Other business activities not specifically identified with reportable business segments are presented in “other” within total operating businesses. We report our earnings from investment partnerships separate from our corporate expenses. We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are neither necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations. The tabular information that follows shows data of our reportable segments reconciled to amounts reflected in the consolidated financial statements.

Revenue for the third quarters and first nine months of 2019 and 2018 were as follows.

	Revenue
	Third Quarter		First Nine Months
	2019	2018	2019	2018
Operating Businesses:
Restaurant Operations:
Steak n Shake	$141,354	$191,240	$467,471	$578,111
Western Sizzlin	3,757	3,801	11,476	11,458
Total Restaurant Operations	145,111	195,041	478,947	589,569
First Guard	7,681	7,038	22,305	20,330
Southern Oil	6,500	—	6,500	—
Maxim	924	1,503	2,666	4,647
	$160,216	$203,582	$510,418	$614,546

Earnings (losses) before income taxes for the third quarters and first nine months of 2019 and 2018 were as follows.

	Earnings (Losses) Before Income Taxes
	Third Quarter		First Nine Months
	2019	2018	2019	2018
Operating Businesses:
Restaurant Operations:
Steak n Shake	$(861)	$(3,172)	$(22,776)	$(1,505)
Western Sizzlin	544	516	1,433	1,564
Total Restaurant Operations	(317)	(2,656)	(21,343)	59
First Guard	2,279	1,813	5,673	4,624
Southern Oil	1,448	—	1,448	—
Maxim	364	111	428	(90)
Other	109	171	362	474
Total Operating Businesses	3,883	(561)	(13,432)	5,067
Corporate and Investments:
Corporate	(2,873)	(2,366)	(8,270)	(8,536)
Investment partnership gains (losses)	1,449	(19,008)	69,801	(23,854)
Total Corporate and Investments	(1,424)	(21,374)	61,531	(32,390)
Interest expense on notes payable and other borrowings	(3,090)	(2,967)	(9,298)	(8,619)
	$(631)	$(24,902)	$38,801	$(35,942)

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands except per share data)

Overview

Biglari Holdings is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance, media and licensing, restaurants and oil and gas. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of the Company. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.

As of September 30, 2019, Mr. Biglari’s beneficial ownership was approximately 60.7% of the Company’s outstanding Class A common stock and 55.4% of the Company’s outstanding Class B common stock.

On September 9, 2019, a wholly-owned subsidiary of the Company, Southern Oil Company, acquired the stock of Southern Oil of Louisiana Inc. (collectively “Southern Oil”) for $51,500 in cash. Southern Oil is engaged in the exploration, development, and production of oil and natural gas properties primarily offshore in the Gulf of Mexico. The Company’s financial results include the results of Southern Oil from the acquisition date to the end of the third quarter. The revenues and operating results for Southern Oil were not significant to the Company for the third quarter.

Since 2017, Steak n Shake has experienced sales declines, which is the primary reason for Steak n Shake’s lower profitability.  To mitigate the sales declines and increase profitability, Steak n Shake is emphasizing its franchise partnership program.  As of September 30, 2019, a total of 106 Steak n Shake restaurants have been temporarily closed.  Steak n Shake is actively working to identify franchise partners for these closed stores.  However, no assurances can be given that Steak n Shake will be able to secure suitable franchise partners or that its strategy will restore profitability.

Net earnings (loss) attributable to Biglari Holdings shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	Third Quarter		First Nine Months
	2019	2018	2019	2018
Operating businesses:
Restaurant	$(121)	$354	$(14,888)	$1,914
Insurance	1,790	1,425	4,465	3,629
Oil and gas	1,060	—	1,060	—
Media and licensing	281	86	329	(69)
Other	80	127	268	351
Total operating businesses	3,090	1,992	(8,766)	5,825
Corporate	(2,197)	(581)	(6,384)	(6,726)
Investment partnership gains (losses)	1,400	(12,889)	53,891	(15,691)
Interest expense on notes payable and other borrowings	(2,310)	(2,225)	(6,966)	(6,464)
	$(17)	$(13,703)	$31,775	$(23,056)

Our restaurant businesses include Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western Sizzlin”). As of September 30, 2019, Steak n Shake comprised 302 company-operated restaurants and 217 franchise units. Western Sizzlin comprised 4 company-operated restaurants and 50 franchise units.

Our insurance business is composed of First Guard Insurance Company (“First Guard”). First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.

Our media and licensing business is composed of Maxim Inc. (“Maxim”).

Our oil and gas business is composed of Southern Oil Company (“Southern Oil”). Southern Oil is engaged in the exploration, development, and production of oil and natural gas properties primarily offshore in the Gulf of Mexico.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restaurants

Steak n Shake and Western Sizzlin comprise 573 company-operated and franchise restaurants as of September 30, 2019.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchise	Company-operated	Franchise	Total
Total stores as of December 31, 2018	413	213	4	55	685
Restaurants temporarily (closed)	(106)	—	—	—	(106)
Net restaurants opened (closed)	(5)	4	—	(5)	(6)
Total stores as of September 30, 2019	302	217	4	50	573

Total stores as of December 31, 2017	415	200	4	58	677
Net restaurants opened (closed)	(1)	14	—	—	13
Total stores as of September 30, 2018	414	214	4	58	690

A total of 106 Steak n Shake restaurants were temporarily closed until such time that a franchise partner is identified.

Earnings of our restaurant operations are summarized below.

	Third Quarter				First Nine Months
	2019		2018		2019		2018
Revenue
Net sales	$136,651		$186,368		$454,344		$563,736
Franchise royalties and fees	7,627		7,762		21,685		22,637
Other revenue	833		911		2,918		3,196
Total revenue	145,111		195,041		478,947		589,569

Restaurant cost of sales
Cost of food	40,464	29.6%	55,977	30.0%	142,757	31.4%	169,022	30.0%
Restaurant operating costs	69,222	50.7%	100,393	53.9%	242,884	53.5%	297,061	52.7%
Rent	3,712	2.7%	4,848	2.6%	11,956	2.6%	14,044	2.5%
Total cost of sales	113,398		161,218		397,597		480,127

Selling, general and administrative
General and administrative	10,907	7.5%	14,985	7.7%	40,029	8.4%	46,949	8.0%
Marketing	7,565	5.2%	13,757	7.1%	30,811	6.4%	39,436	6.7%
Other expenses	1,359	0.9%	722	0.4%	2,831	0.6%	1,820	0.3%
Total selling, general and administrative	19,831	13.7%	29,464	15.1%	73,671	15.4%	88,205	15.0%

Impairments	5,079	3.5%	345	0.2%	7,417	1.5%	670	0.1%

Depreciation and amortization	5,186	3.6%	4,679	2.4%	15,659	3.3%	14,180	2.4%

Interest on finance leases and obligations	1,934		1,991		5,946		6,328

Earnings (loss) before income taxes	(317)		(2,656)		(21,343)		59

Income tax expense (benefit)	(196)		(3,010)		(6,455)		(1,855)

Contribution to net earnings	$(121)		$354		$(14,888)		$1,914

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.

General and administrative, marketing, other expenses, impairments and depreciation and amortization are expressed as a percentage of total revenue.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales during the third quarter and first nine months of 2019 were $136,651 and $454,344, respectively, representing a decrease of $49,717 and $109,392 over the third quarter and first nine months of 2018, respectively. The decreases in net sales during 2019 were primarily attributable to temporary store closures. Steak n Shake’s same-store sales decreased 6.5% whereas customer traffic decreased 13.3% during the third quarter. Steak n Shake’s same-store sales decreased 6.4% whereas customer traffic decreased 9.7% during the first nine months. The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period.

In the third quarter and first nine months of 2019 franchise royalties and fees were relatively flat compared to those in 2018.  Steak n Shake opened eight franchise units and closed four franchise units during the third quarter of 2019. There were 217 Steak n Shake franchise units as of September 30, 2019 compared to 214 franchise units as of September 30, 2018.

Cost of food in the third quarter and first nine months of 2019 was $40,464 or 29.6% of net sales and $142,757 or 31.4% of net sales, respectively, compared to the third quarter and first nine months in 2018 of $55,977 or 30.0% of net sales and $169,022 or 30.0% of net sales, respectively. Costs as a percentage of net sales decreased 0.4% during the third quarter of 2019 and increased 1.4% during the first nine months of 2019 compared to 2018. The increase as a percentage of net sales during the first nine months of 2019 was attributable to a promotion that increased food costs.

Restaurant operating costs during the third quarter of 2019 were $69,222 or 50.7% of net sales compared to $100,393 or 53.9% of net sales in 2018. Restaurant operating costs for the first nine months of 2019 were $242,884 or 53.5% of net sales compared to $297,061 or 52.7% of net sales in 2018. Costs as a percentage of net sales decreased 3.2% during the third quarter of 2019 and increased 0.8% during the first nine months of 2019 compared to 2018. The decrease during the third quarter was because of improved efficiency in labor.

General and administrative expenses during the third quarter and first nine months of 2019 were $10,907 or 7.5% and $40,029 or 8.4% of total revenues, respectively, compared to expenses in the third quarter and first nine months of 2018, which were $14,985 or 7.7% and $46,949 or 8.0% of total revenues, respectively.  General and administrative expenses decreased during the third quarter of 2019 compared to 2018 primarily because of reduction in personnel. General and administrative expenses decreased during the first nine months of 2019 compared to 2018 due to lower personnel expenses of $14,549 offset by $8,350 in legal settlements.

Marketing expenses during the third quarter and first nine months of 2019 were $7,565 or 5.2% and $30,811 or 6.4% of total revenues, respectively, compared to expenses in the third quarter and first nine months of 2018, which were $13,757 or 7.1% and $39,436 or 6.7% of total revenues, respectively. The decrease was primarily driven by a reduction in television and print advertising.

Asset impairments during the third quarter and first nine months of 2019 of $5,079 and $7,417, respectively, were primarily related to store closures.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers. Earnings of our insurance business are summarized below.

	Third Quarter		First Nine Months
	2019	2018	2019	2018
Premiums written	$7,376	$6,743	$21,302	$19,576

Insurance losses	3,898	3,824	12,133	11,238
Underwriting expenses	1,344	1,322	4,267	4,309
Pre-tax underwriting gain	2,134	1,597	4,902	4,029
Other income and expenses
Investment income and commissions	305	295	1,003	754
Other income (expenses)	(160)	(79)	(232)	(159)
Total other income	145	216	771	595
Earnings before income taxes	2,279	1,813	5,673	4,624
Income tax expense	489	388	1,208	995
Contribution to net earnings	$1,790	$1,425	$4,465	$3,629

First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone.  First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

Premiums earned during the third quarter of 2019 were $7,376, an increase of $633 or 9.4% compared to 2018. Premiums earned during the first nine months of 2019 were $21,302, an increase of $1,726 or 8.8% compared to 2018. Pre-tax underwriting gain during the third quarter of 2019 was $2,134, an increase of $537 or 33.6% compared to 2018. Pre-tax underwriting gain during the first nine months of 2019 was $4,902, an increase of $873 or 21.7% compared to 2018.

Insurance premiums and other on the consolidated statement of earnings includes premiums earned, investment income and commissions. In the preceding table, investment income and commissions are included in other income.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Oil and Gas

Southern Oil is an exploration and production company which holds oil and gas interests. The financial results for Southern Oil from the acquisition date to the end of the third quarter are summarized below.

Third Quarter
2019
Oil and gas revenue	$6,500

Oil and gas production costs	2,595

Depreciation, depletion and accretion	2,226
General and administrative expenses	231

Earnings before income taxes	1,448

Income tax expense	388

Contribution to net earnings	$1,060

Media and Licensing

Earnings of our media and licensing operations are summarized below.

	Third Quarter		First Nine Months
	2019	2018	2019	2018
Media and licensing revenue	$924	$1,503	$2,666	$4,647

Media and licensing costs	514	1,065	2,103	3,562
General and administrative expenses	46	321	135	1,155
Depreciation and amortization	—	6	—	20
Earnings (loss) before income taxes	364	111	428	(90)
Income tax expense (benefit)	83	25	99	(21)
Contribution to net earnings	$281	$86	$329	$(69)

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Partnership Gains (Losses)

Earnings (loss) from our investments in partnerships are summarized below.

	Third Quarter		First Nine Months
	2019	2018	2019	2018
Investment partnership gains (losses)	$1,449	$(19,008)	$69,801	$(23,854)
Tax expense (benefit)	49	(6,119)	15,910	(8,163)
Contribution to net earnings	$1,400	$(12,889)	$53,891	$(15,691)

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

Interest Expense

The Company’s interest expense is summarized below.

	Third Quarter		First Nine Months
	2019	2018	2019	2018
Interest expense on notes payable and other borrowings	$3,090	$2,967	$9,298	$8,619
Tax benefit	780	742	2,332	2,155
Interest expense net of tax	$2,310	$2,225	$6,966	$6,464

The outstanding balance on Steak n Shake’s credit facility on September 30, 2019 was $182,048 compared to $184,248 on September 30, 2018. The interest rate was 5.80% as of September 30, 2019 and 6.00% as of September 30, 2018.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and licensing, oil and gas and other companies. Corporate net losses during the first nine months of 2019 were relatively flat compared to the same period during 2018.

Income Taxes

Income tax benefit for the third quarter of 2019 was $614 compared to $11,199 for the third quarter of 2018.  Income tax expense for the first nine months of 2019 was $7,026 compared to an income tax benefit of $12,886 for the first nine months of 2018.  The variance in income taxes between 2019 and 2018 is attributable to taxes on income generated by the investment partnerships.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

Our consolidated shareholders’ equity on September 30, 2019 was $601,520, an increase of $31,065 compared to the December 31, 2018 balance. The increase during the first nine months of 2019 was primarily attributable to net income of $31,775.

Consolidated cash and investments are summarized below.

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$19,058	$48,557
Investments	43,766	33,860
Investments reported in other current assets	—	4,463
Fair value of interest in investment partnerships	714,192	715,102
Total cash and investments	777,016	801,982
Less portion of Company stock held by investment partnerships	(152,713)	(157,622)
Carrying value of cash and investments on balance sheet	$624,303	$644,360

Liquidity

Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	First Nine Months
	2019	2018
Net cash provided by (used in) operating activities	$39,859	$(5,584)
Net cash provided by (used in) investing activities	(63,276)	2,221
Net cash used in financing activities	(6,003)	(5,797)
Effect of exchange rate changes on cash	(29)	(63)
Decrease in cash, cash equivalents and restricted cash	$(29,449)	$(9,223)

Cash provided by operating activities was $39,859 during the first nine months of 2019 compared to cash used in operating activities of $5,584 during the first nine months of 2018. The cash provided by operations during 2019 was primarily due to distributions from investment partnerships. The decrease of cash from operating activities during 2018 was primarily due to a use of cash in working capital accounts of $17,975. The changes in the working capital accounts was primarily due to the payment of the 2017 incentive fee of $7,353 and $5,479 of gift cards redeemed net of gift cards sold.

Cash used in investing activities during the first nine months of 2019 was $63,276 compared to cash provided by investing activities of $2,221 during the first nine months of 2018. Cash used in investing activities included $51,057 for the acquisition of Southern Oil during the third quarter of 2019.

During the first nine months of 2019 and 2018 we incurred debt payments of $6,003 and $5,846, respectively.

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

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. The interest rate on the term loan was 5.80% as of September 30, 2019.

The credit agreement includes customary affirmative and negative covenants and events of default. As of September 30, 2019, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Disruptions in debt capital markets that restrict access to funding when needed could adversely affect the results of operations, liquidity and capital resources of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of September 30, 2019, $182,048 was outstanding under the term loan.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $60,525 along with a corresponding change in shareholders’ equity of approximately 8%.

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. At September 30, 2019, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $1,400 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in the first nine months of 2019 and 2018.

ITEM 4. Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II Other Information

Item 1. lEGAL PROCEEDINGS

Information in response to this Item is included in Note 14 to the Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

Date: November 1, 2019

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller

