Form 10-K
period 2019-12-31
Biglari Holdings Inc.
filed 2020-02-24
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $137,552,014.

Number of shares of common stock outstanding as of February 17, 2020:

Class A common stock –	206,864
Class B common stock –	2,068,640

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1.	Business

Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance, media and licensing, restaurants, and oil and gas. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of the Company. The Company’s long-term objective is to maximize per-share intrinsic value. All major investment and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.

As of December 31, 2019, Mr. Biglari’s beneficial ownership was approximately 64.4% of the Company’s outstanding Class A common stock and 55.4% of the Company’s outstanding Class B common stock.

Restaurant Operations

The Company’s restaurant operations are conducted through two subsidiaries: Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western Sizzlin”). As of December 31, 2019, Steak n Shake had 368 company-operated restaurants, 29 franchise partner units, and 213 traditional franchise units. As of December 31, 2019, 107 of the company-operated restaurants were temporarily closed. We anticipate re-opening the temporarily closed stores as counter service units. Western Sizzlin had 4 company-operated restaurants and 48 franchise units.

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

Operations

A typical company-operated restaurant management team consists of a general manager, a restaurant manager and other managers depending on the operating complexity and sales volume of the restaurant. Each restaurant’s general manager has primary responsibility for the day-to-day operations of his or her unit. Restaurant operations obtain food products and supplies from independent national distributors. Purchases are centrally negotiated to ensure uniformity in product quality.

Franchising

Restaurant operations’ traditional franchising program extends the brands to areas in which there are no current development plans for company stores. The expansion plans include seeking qualified new franchisees and expanding relationships with current franchisees. Restaurant operations typically seek franchisees with both the financial resources necessary to fund successful development and significant experience in the restaurant/retail business. Both restaurant chains assist franchisees with the development and ongoing operation of their restaurants. In addition, personnel assist franchisees with site selection, approve restaurant sites, and provide prototype plans, construction support, and specifications. Restaurant operations’ staff provides both on-site and off-site instruction to franchise restaurant management and associates.

In addition to the traditional franchise arrangements described above, Steak n Shake initiated a franchise partner program during 2018 to transition company-operated restaurants to franchise partnerships. The franchise agreement stipulates that the franchisee make an upfront investment totaling $10,000. Steak n Shake, as the franchisor, assesses a fee of up to 15% of sales as well as 50% of profits. Potential franchise partners are screened based on entrepreneurial attitude and ability, but they become franchise partners based on achievement. Each must meet the gold standard in service. Franchise partners are required to be hands-on operators, limited to a single location.

International

We have a corporate office in Monaco and an international organization with personnel in various functions to support our international business. As of December 31, 2019, we operated three company locations in Europe to promote the Steak n Shake brand to prospective franchisees. Similar to our traditional domestic franchise agreements, a typical international franchise development agreement includes development and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. As of December 31, 2019, there were a total of 31 franchise units in Europe and the Middle East.

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

Government regulations

The Company is subject to various global, federal, state and local laws affecting its restaurant operations. Each of the restaurants must comply with licensing and regulation by a number of governmental authorities, i.e., health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located. Various federal and state labor laws govern our relationship with our employees, e.g., minimum wage, overtime pay, unemployment tax, health insurance, and workers’ compensation. Federal state and local government agencies have established regulations requiring that we disclose nutritional information. To date, none of the Company’s restaurant operations have been materially adversely affected by such laws or been affected by any difficulty, delay or failure to obtain required licenses or approvals.

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

Oil and Gas Business

On September 9, 2019, a wholly-owned subsidiary of the Company, Southern Oil Company, acquired the stock of Southern Oil of Louisiana Inc. (collectively “Southern Oil”). Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico. Southern Oil is headquartered in Metairie, Louisiana.

The oil and gas industry is fundamentally a commodity business. Southern Oil’s operations and earnings, therefore, may be significantly affected by changes in oil and natural gas prices. Southern Oil competes with fully integrated, major global petroleum companies, as well as independent and national petroleum companies. In addition, the company is subject to a variety of risks inherent in the oil and gas businesses, including a wide range of local, state, and federal regulations.

Media and Licensing Business

Maxim’s business lies principally in media and licensing. Maxim is headquartered in New York City, New York.

Maxim competes for licensing business with other companies. The nature of the licensing business is predicated on projects that materialize with irregularity. In addition, publishing is a highly competitive business. The Company's magazines and related publishing products and services compete with other mass media, including the Internet.

Maxim products are marketed under various registered brand names, including, but not limited to, “MAXIM®” and “Maxim®”.

Investments

The Company and its subsidiaries have invested in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, “the investment partnerships”). The investment partnerships operate as private investment funds. As of December 31, 2019, the fair value of the investments was $666.1 million. These investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements.

Employees

The Company employs 10,906 persons.

Additional information with respect to Biglari Holdings’ businesses

Information related to our reportable segments may be found in Part II, Item 8 of this Form 10-K.

Biglari Holdings maintains a website (www.biglariholdings.com) where its annual reports, press releases, interim shareholder reports and links to its subsidiaries’ websites can be found. Biglari Holdings’ periodic reports filed with the Securities and Exchange Commission (the “SEC”), which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC and through Biglari Holdings’ website. In addition, corporate governance documents such as Corporate Governance Guidelines, Code of Conduct, Compensation Committee Charter and Audit Committee Charter are posted on the Company’s website and are available without charge upon written request. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this report on Form 10-K.

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

Our success depends on the services of Sardar Biglari, Chairman and Chief Executive Officer. All major investment and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. If for any reason the services of Mr. Biglari were to become unavailable, a material adverse effect on our business could occur.

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

Because Mr. Biglari beneficially owns more than 50% of the Company’s outstanding voting stock, we are considered a “controlled company” pursuant to New York Stock Exchange rules. As a result, we are not required to comply with certain director independence and board committee requirements. The Company does not have a governance and nominating committee.

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

Our restaurant operations are subject to normal economic cycles affecting the economy in general or the restaurant industry in particular. The restaurant industry has been affected by economic factors, including the deterioration of global, national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns. Declines in consumer restaurant spending could be harmful to our financial position and results of operations. As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations. In addition, macroeconomic disruptions could adversely impact the availability of financing for our franchisees’ expansions and operations.

Steak n Shake’s credit facility matures on March 19, 2021.

The term loan under Steak n Shake’s credit facility matures on March 19, 2021. As of December 31, 2019, $181,498 was outstanding. Biglari Holdings and other affiliates (other than Steak n Shake’s subsidiaries) do not guarantee any of the debt. Steak n Shake may need to seek additional financing, which may not be available on terms commensurate with its current financing arrangement. The inability to refinance the debt would negatively impact our operations and financial condition.

Our cash flows and financial position could be negatively impacted if we are unable to comply with the restrictions and covenants in Steak n Shake’s debt agreements.

Covenants in Steak n Shake’s credit facility include restrictions on, among other things, its ability to incur additional indebtedness and to make distributions to the Company. Steak n Shake’s ability to make payments on its credit facility and to fund operations depends on its ability to generate cash, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Steak n Shake may not generate sufficient cash flow from operations to service this debt or to fund its other liquidity needs. Steak n Shake’s failure to service its debt could constitute an event of default that, if not cured or waived, could result, among other things, in the acceleration of their indebtedness, which would negatively impact our operations. However, neither the Company nor any of our affiliates (other than Steak n Shake’s subsidiaries) provide any guarantees of Steak n Shake’s indebtedness.

Steak n Shake’s re-opening of temporarily closed stores may not be successful in reversing its declining sales or profitability.

Since 2017, Steak n Shake has experienced declining sales and profitability.  As of December 31, 2019, a total of 107 Steak n Shake restaurants were temporarily closed. Steak n Shake is actively working to re-open these stores as counter service units. There are no assurances that Steak n Shake will be able to restore profitability after re-opening closed stores.

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

In recent years, there has been increased legislative, regulatory, and consumer focus on nutrition and advertising practices in the food industry. As a result, restaurant operations have become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food products. The operation of the Steak n Shake and Western Sizzlin franchise system is also subject to franchise laws and regulations enacted by a number of states, and to rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationship with franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales. Further national, state and local government initiatives, such as mandatory health insurance coverage, or proposed increases in minimum wage rates could adversely affect our business.

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

We also have a services agreement with Biglari Capital Corp., the general partner of the investment partnerships (“Biglari Capital”), and Biglari Enterprises LLC (collectively, the “Biglari Entities”), in which the Company pays a fixed fee to the Biglari Entities for business and administrative-related services. The Biglari Entities are owned by Mr. Biglari. There can be no assurance that the fees paid will be commensurate with the benefits received.

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

To avoid becoming and registering as an investment company under the Investment Company Act, we operate as an ongoing enterprise, with approximately 11,000 employees, along with an asset base from which to pursue acquisitions. Furthermore, Section 3(c)(3) of the Investment Company Act excludes insurance companies from the definition of “investment company”. Because we monitor the value of our investments and structure transactions accordingly, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, adverse developments with respect to our ownership of certain of our operating subsidiaries, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings, could result in our inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

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

Risks Relating to Our Media and Licensing Business

Our media business faces significant competition from other magazine publishers and other forms of media, including digital media, and as a result our media business may not be able to improve its operating results.

Our media business competes principally with other magazine publishers. The proliferation of choices available to consumers for information and entertainment has resulted in audience fragmentation and has negatively impacted overall consumer demand for print magazines and intensified competition with other magazine publishers for share of print magazine readership. Our media business also competes with digital publishers and other forms of media. This competition has intensified as a result of the proliferation of mobile devices and the shift in consumer preference from print media to digital media for the delivery and consumption of content.

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

Risks Relating to Our Oil and Gas Business

Our oil and gas business is exposed to the effects of volatile commodity prices.

The single largest variable that affects Southern Oil’s results of operations is the price of crude oil and natural gas. The price we receive for our oil and natural gas production heavily influences Southern Oil’s revenue and profitability. Extended periods of low prices for crude oil or natural gas can have a material adverse impact on our results of operations.

Our scope of business is concentrated in the shallow waters of the Gulf of Mexico.

Any disruption of its extractive business would adversely affect Southern Oil’s revenues and profitability. Southern Oil’s operations are therefore subject to disruption from natural or human causes beyond its control, including physical risks from hurricanes, severe storms, and other forms of system failures, any of which could result in suspension of operations or harm to people or the natural environment.

Our oil and gas business can be adversely affected by political or regulatory developments affecting our operations.

Southern Oil’s operations can be affected by changing economic, regulatory and political environments. Litigation or changes in national, state, or local environmental regulations or laws, including those designed to stop or impede the development or production of oil and natural gas, could adversely affect Southern Oil’s operations and profitability.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Restaurant Properties

As of December 31, 2019, restaurant operations included 662 company-operated and franchise locations. Restaurant operations own the land and building for 152 restaurants. The following table lists the locations of the restaurants, as of December 31, 2019.

	Steak n Shake			Western Sizzlin

	Company Operated	Franchise Partner	Traditional Franchise	Company Operated	Franchise	Total
Domestic:
Alabama	2	—	7	—	6	15
Arizona	1	—	1	—	—	2
Arkansas	—	—	7	—	13	20
California	1	—	7	—	1	9
Colorado	1	—	2	—	—	3
Delaware	—	—	1	—	—	1
Florida	71	9	7	—	—	87
Georgia	20	1	15	—	5	41
Illinois	57	2	10	—	—	69
Indiana	61	5	5	—	—	71
Iowa	3	—	—	—	—	3
Kansas	—	—	4	—	—	4
Kentucky	12	2	12	—	—	26
Louisiana	—	—	2	—	—	2
Maryland	—	—	1	—	1	2
Michigan	19	—	—	—	—	19
Mississippi	—	—	6	—	1	7
Missouri	31	2	23	—	—	56
Nebraska	—	—	1	—	—	1
Nevada	—	—	6	—	—	6
North Carolina	5	1	9	—	6	21
Ohio	55	2	3	—	1	61
Oklahoma	—	—	3	—	5	8
Pennsylvania	7	—	4	—	—	11
South Carolina	1	—	3	—	2	6
Tennessee	7	2	17	—	3	29
Texas	11	3	19	—	1	34
Virginia	—	—	2	3	3	8
Washington	—	—	1	—	—	1
Washington DC	—	—	1	—	—	1
West Virginia	—	—	3	1	—	4
International:
France	2	—	23	—	—	25
Italy	—	—	1	—	—	1
Portugal	—	—	4	—	—	4
Qatar	—	—	1	—	—	1
Saudi Arabia	—	—	1	—	—	1
Spain	1	—	1	—	—	2
Total	368	29	213	4	48	662

As of December 31, 2019, 107 of the 368 Steak n Shake company-operated stores were temporarily closed. We anticipate re-opening the temporarily closed stores as counter service units.

Oil and Gas Properties

Southern Oil operates oil and natural gas wells in Texas and Louisiana. It’s operations are primarily offshore in the shallow waters of the Gulf of Mexico.

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

On March 26, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. This shareholder generally alleges claims of breach of fiduciary duty by the members of our Board of Directors. This shareholder sought to enjoin the shareholder vote on April 26, 2018 to approve the dual class structure. On April 16, 2018, the shareholder withdrew their motion to enjoin the shareholder vote on April 26, 2018.

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

On December 14, 2018, the judge of the Superior Court of Hamilton County, Indiana issued an order granting the Company’s motion to dismiss the shareholders’ lawsuits. On January 11, 2019, the shareholders filed an appeal of the judge’s order dismissing the lawsuits. On December 4, 2019, the Indiana Court of Appeals issued a unanimous decision affirming the trial court’s decision to dismiss the shareholder litigation. On January 20, 2020, the shareholders filed a petition to transfer with the Indiana Supreme Court seeking review of the decision of the Court of Appeals.  The Company opposed the petition.  The Indiana Supreme Court has not ruled upon the petition to transfer.

On September 8, 2014, two former restaurant manager employees filed a purported class action lawsuit against Steak n Shake (Drake v. Steak n Shake). On January 30, 2017, a former restaurant manager employee filed a purported class action lawsuit against Steak n Shake (Clendenen v. Steak n Shake). The plaintiffs generally allege claims that Steak n Shake improperly classified its managerial employees as exempt. On July 26, 2019, the Company agreed to settle both cases for $8,350 and the Court approved the terms of the settlement. The settlement is reflected in selling, general and administrative expenses in the consolidated statement of earnings.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Biglari Holdings’ Class A common stock and Class B common stock are listed for trading on the NYSE, trading symbol: BH.A and BH, respectively.

Shareholders

Biglari Holdings had 2,630 beneficial shareholders of its Class A common stock and 5,314 beneficial shareholders of its Class B common stock as of February 10, 2020.

Dividends

Biglari Holdings has never declared a dividend.

Issuer Purchases of Equity Securities

From November 5, 2019 through November 26, 2019, Sardar Biglari purchased 7,699 shares of Class A common stock at an average price paid per share of $557.33. Mr. Biglari may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

Performance Graph

The graph below matches Biglari Holdings Inc.'s cumulative 5-year total shareholder return on its Class A common stock and Class B common stock with the cumulative total returns of the S&P 500 Index and the S&P Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Biglari Holdings does not have any equity compensation plans.

Item 6.	Selected Financial Data

(dollars in thousands except per share data)

	2019	2018	2017	2016	2015
Revenue:
Total revenues	$668,838	$809,894	$839,804	$850,076	$861,452

Earnings:
Net earnings (loss)	$45,380	$19,392	$50,071	$99,451	$(15,843)
Net earnings (loss) per equivalent Class A share	$131.64	$55.71	$136.01	$271.22	$(33.94)

Year-end data:
Total assets	$1,139,309	$1,029,493	$1,063,584	$1,096,967	$987,079
Long-term notes payable and other borrowings	$263,182	$240,001	$256,994	$281,555	$296,062
Biglari Holdings Inc. shareholders’ equity	$616,298	$570,455	$571,328	$531,940	$451,372

Earnings per share of common stock is based on the weighted average number of shares outstanding during the period. The issuance of dual class common stock on April 30, 2018 is applied to years 2015 through 2017 on a retrospective basis for the calculation of earnings per share. The Company has applied the “two-class method” of computing earnings per share as prescribed in Accounting Standards Codification 260, “Earnings Per Share.”

For total assets, periods prior to 2016 were adjusted for the reclassifications of debt issuance costs and deferred taxes. For long-term notes payable and other borrowings, periods prior to 2016 were adjusted for the reclassification of debt issuance.

As of January 1, 2018, franchise royalties and fees are composed of royalties and fees from Steak n Shake and Western Sizzlin franchisees. Royalties are based upon a percentage of sales of the franchise restaurant and are recognized as earned. Franchise royalties are billed on a monthly basis. Initial franchise fees when a new restaurant opens or at the start of a new franchise term are recorded as deferred revenue when received and recognized as revenue over the term of the franchise agreement. This represents a change in methodology under the January 1, 2018 adoption of Accounting Standards Codification 606 for we have historically recognized initial franchise fees upon the opening of a franchise restaurant. Comparative prior periods have not been adjusted.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands except per share data)

Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance, media and licensing, restaurants, and oil and gas. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings. The Company’s long-term objective is to maximize per-share intrinsic value. All major investment and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.

As of December 31, 2019, Mr. Biglari’s beneficial ownership was approximately 64.4% of the Company’s outstanding Class A common stock and 55.4% of the Company’s outstanding Class B common stock.

Business Acquisition

On September 9, 2019, a wholly-owned subsidiary of the Company, Southern Oil Company, acquired the stock of Southern Oil of Louisiana Inc. (collectively “Southern Oil”) for $51,505 in cash. Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico. The Company’s financial results include the results of Southern Oil from the acquisition date to the end of the year.

Net earnings attributable to Biglari Holdings shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	2019	2018	2017
Operating businesses:
Restaurant	$(10,734)	$(2,613)	$9,725
Insurance	5,584	4,915	3,097
Oil and gas	5,921	—	—
Media	572	796	435
Other	742	472	506
Total operating businesses	2,085	3,570	13,763
Corporate	(8,661)	(8,661)	32,072
Investment partnership gains	60,773	33,240	11,080
Interest expense on notes payable	(8,817)	(8,757)	(6,844)
	$45,380	$19,392	$50,071

The following discussion should be read in conjunction with Item 1, Business and our Consolidated Financial Statements and the notes thereto included in this Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in Item 1A, Risk Factors set forth above.

Our Management Discussion and Analysis generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 25, 2019.

Management’s Discussion and Analysis (continued)

Restaurants

Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 662 company-operated and franchise restaurants as of December 31, 2019.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2016	417	—	173	3	64	657
Net restaurants opened (closed)	(2)	—	27	1	(6)	20
Total stores as of December 31, 2017	415	—	200	4	58	677
Net restaurants opened (closed)	(2)	—	13	—	(3)	8
Total stores as of December 31, 2018	413	—	213	4	55	685
Corporate stores transitioned	(29)	29				—
Net restaurants opened (closed)	(16)	—	—	—	(7)	(23)
Total stores as of December 31, 2019	368	29	213	4	48	662

As of December 31, 2019, 107 of the 368 Steak n Shake company-operated stores were temporarily closed. We anticipate re-opening the temporarily closed stores as franchise partner or company-operated counter service units. The term “same-store sales” refers to the sales of company-operated units that have been open at least 18 months at the beginning of the current period and have remained open through the end of the period. Same-store traffic measures the number of patrons who walk through the same units.

Restaurant operations for 2019, 2018 and 2017 are summarized below.

	2019		2018		2017
Revenue
Net sales	$578,164		$740,922		$781,856
Franchise royalties and fees	27,189		30,998		20,773
Other revenue	4,867		3,770		4,524
Total revenue	610,220		775,690		807,153

Restaurant cost of sales
Cost of food	176,346	30.5%	223,273	30.1%	238,143	30.5%
Restaurant operating costs	307,337	53.2%	393,348	53.1%	404,373	51.7%
Rent	17,266	3.0%	19,835	2.7%	18,514	2.4%
Total cost of sales	500,949		636,456		661,030

Selling, general and administrative
General and administrative	47,685	7.8%	57,684	7.4%	60,527	7.5%
Marketing	39,476	6.5%	55,063	7.1%	49,589	6.1%
Other expenses	1,753	0.3%	2,383	0.3%	2,222	0.3%
Total selling, general and administrative	88,914	14.6%	115,130	14.8%	112,338	13.9%

Impairments	8,186	1.3%	5,677	0.7%	1,789	0.2%

Depreciation and amortization	21,174	3.5%	18,831	2.4%	20,623	2.6%

Interest on finance leases and obligations	7,816		8,207		9,082

Earnings (loss) before income taxes	(16,819)		(8,611)		2,291

Income tax expense (benefit)	(6,085)		(5,998)		(7,434)

Contributions to net earnings	$(10,734)		$(2,613)		$9,725

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.

General and administrative, marketing, other expenses, impairments and depreciation and amortization are expressed as a percentage of total revenue.

Management’s Discussion and Analysis (continued)

Net sales during 2019 were $578,164 representing a decrease of $162,758 when compared to 2018. The decreased performance of our restaurant operations in 2019 was driven by a decline in Steak n Shake’s same-store sales of $35,250 and the balance of the decrease was attributable to the closure of stores. Same-store sales decreased 6.9% whereas customer traffic decreased by 11.2%.

Franchise royalties and fees in 2019 were $27,189 compared to $30,998 in 2018. The decrease in franchise royalties and fees during 2019 compared to 2018 was attributable to decreases in marketing fees of $1,858 and forfeited development fees of $1,698. During 2019, Steak n Shake opened 29 franchise units and closed 29. Western Sizzlin did not open any new franchise units and closed seven.

The cost of food in 2019 was $176,346 or 30.5% of net sales, compared with $223,273 or 30.1% of net sales in 2018. Restaurant operating costs during 2019 were $307,337 or 53.2% of net sales, compared to $393,348 or 53.1% of net sales in 2018. The decrease in cost of food and restaurant operating costs during 2019 compared to 2018 was attributable to lower net sales resulting from store closures and decreased same-store sales.

Selling, general and administrative expenses during 2019 were $88,914 or 14.6% of total revenues compared to $115,130 or 14.8% of total revenues during 2018. General and administrative expenses decreased by $9,999 during 2019 compared to 2018, primarily because of decreased personnel costs of $17,918, offset by settlements of class action complaints of $8,350. Marketing expense decreased by $15,587 in 2019 compared to 2018 primarily driven by a reduction in television and print advertising.

Asset impairments increased $2,509 during 2019 compared to 2018 primarily due to store closures. Depreciation and amortization expense increased $2,343 during 2019 compared to 2018 primarily as a result of the depreciation of finance lease assets.

Interest on obligations under leases was $7,816 during 2019, versus $8,207 during 2018. The year-over-year decrease in interest expense is primarily attributable to the maturity and retirement of lease obligations. The total obligations under leases outstanding on December 31, 2019 were $78,749 compared to $64,200 on December 31, 2018.

Insurance

First Guard is a direct underwriter of commercial truck insurance, selling physical damage and nontrucking liability insurance to truckers. Earnings of our insurance business are summarized below.

	2019	2018	2017
Premiums written	$28,746	$26,465	$24,242
Insurance losses	16,924	15,457	14,959
Underwriting expenses	5,345	5,374	4,765
Pre-tax underwriting gain	6,477	5,634	4,518
Other income and expenses
Investment income and commissions	1,337	1,163	701
Other income (expense)	(711)	(582)	(449)
Total other income	626	581	252
Earnings before income taxes	7,103	6,215	4,770
Income tax expense	1,519	1,300	1,673
Contribution to net earnings	$5,584	$4,915	$3,097

First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone. First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

Management’s Discussion and Analysis (continued)

In 2019, premiums earned increased $2,281 or 8.6% compared to 2018. Pre-tax underwriting gain during 2019 was $6,477, an increase of $843 or 15.0% compared to 2018.

Insurance premiums and other on the consolidated statement of earnings includes premiums written, investment income and commissions. In the preceding table, investment income and commissions are included in other income.

Oil and Gas

Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico. Southern Oil was acquired on September 9, 2019. The financial results for Southern Oil from the acquisition date to the end of the year are summarized below.

2019
Oil and gas revenue	$24,436

Oil and gas production costs	7,259

Depreciation, depletion and accretion	8,218
General and administrative expenses	927

Earnings before income taxes	8,032

Income tax expense	2,111

Contribution to net earnings	$5,921

Media and Licensing

Maxim’s business lies principally in media and licensing. Earnings of our media and licensing operations are summarized below.

	2019	2018	2017
Media and licensing revenue	$4,099	$6,576	$7,708

Media and licensing cost	3,181	4,152	6,527
General and administrative expenses	176	1,329	1,570
Depreciation and amortization	—	27	50
Earnings (loss) before income taxes	742	1,068	(439)
Income tax expense (benefit)	170	272	(874)
Contribution to net earnings	$572	$796	$435

We acquired Maxim with the idea of transforming its business model. The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.

Investment Partnership Gains

Earnings from our investments in partnerships are summarized below.

	2019	2018	2017
Investment partnership gains	$78,133	$40,411	$6,965
Tax expense (benefit)	17,360	7,171	(4,115)
Contribution to net earnings	$60,773	$33,240	$11,080

Investment partnership gains include gains and losses from changes in the market values of underlying investments and dividends earned by the partnerships. Dividend income has a lower effective tax rate than income from changes in market values. Changes in the market values of investments can be highly volatile. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Management’s Discussion and Analysis (continued)

The investment partnerships hold the Company’s common stock as investments. The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock even though these shares are legally outstanding. Gains and losses on Company common stock included in the earnings of the partnerships are eliminated.

Interest Expense

The Company’s interest expense is summarized below.

	2019	2018	2017
Interest expense on notes payable and other borrowings	$(12,442)	$(11,677)	$(11,040)
Tax benefit	(3,625)	(2,920)	(4,196)
Interest expense net of tax	$(8,817)	$(8,757)	$(6,844)

Interest expense during 2019 increased by $765 compared to 2018 primarily due to higher average interest rates during 2019.

Income Taxes

Consolidated income tax expense was $9,761 in 2019 versus a benefit of $2,637 in 2018. Income tax expense increased by $12,398 during 2019 compared to 2018, primarily due to an increase in tax expense for investment partnership gains of $10,189.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and licensing, oil and gas, and other companies. Corporate net losses of $8,661 during 2019 remained flat compared to 2018.

Financial Condition

Our consolidated shareholders’ equity on December 31, 2019 was $616,298, an increase of $45,843 compared to the December 31, 2018 balance. The increase was primarily due to net income of $45,380.

Consolidated cash and investments are summarized below.

	December 31,
	2019	2018
Cash and cash equivalents	$67,772	$48,557
Investments	44,856	33,860
Investments reported in other current assets	—	4,463
Fair value of interest in investment partnerships	666,123	715,102
Total cash and investments	778,751	801,982
Less: portion of Company stock held by investment partnerships	(160,581)	(157,622)
Carrying value of cash and investments on balance sheet	$618,170	$644,360

Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Liquidity

Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	2019	2018	2017
Net cash provided by operating activities	$93,683	$20,678	$25,780
Net cash used in investing activities	(69,982)	(25,290)	(11,548)
Net cash used in financing activities	(8,010)	(7,530)	(23,000)
Effect of exchange rate changes on cash	(5)	(78)	165
Increase (decrease) in cash, cash equivalents and restricted cash	$15,686	$(12,220)	$(8,603)

In 2019, cash from operating activities increased by $73,005 compared to 2018, primarily because of increased distributions from investment partnerships. Distributions from investment partnerships were $129,329 and $29,660 during 2019 and 2018, respectively. Distributions to partners were higher during 2019 primarily because of tax liabilities from capital gains in the partnerships. Changes in working capital accounts decreased by $2,131 and $12,043 during 2019 and 2018, respectively. The decrease of working capital accounts during 2018 was primarily tied to the payment of the 2017 CEO incentive fee of $7,353. No incentive fees were accrued during 2019 and 2018.

Management’s Discussion and Analysis (continued)

Net cash used in investing activities increased during 2019 by $44,692 compared to 2018. The purchase price of Southern Oil during 2019, net of cash acquired was $51,062. Capital expenditures during 2019 were $2,386 higher than capital expenditures during 2018. The increase during 2019 compared to 2018 was primarily because of $7,594 in capitalized development costs by Southern Oil, which was offset by decreased capital expenditures by our restaurant businesses of $5,020. Purchases of investments, net of redemptions of fixed maturity securities were $5,818 during 2019 compared to $10,084 during 2018. Distributions from investment partnerships of $40,000 during 2019 and $39,040 during 2018 were reinvested into the investment partnerships in each year.

During 2019 and 2018 we incurred debt payments of $8,010 and $7,579, respectively.

We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, cash on hand, existing credit facilities, and the sale of excess properties. We continually review available financing alternatives.

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan is scheduled to mature on March 19, 2021. As of December 31, 2019, $181,498 was outstanding. The Company is evaluating refinancing options although alternatives may not be available on terms commensurate with its current financing arrangement. Biglari Holdings is not a guarantor under the credit facility.

The term loan amortizes in equal quarterly installments at an annual rate of 1.0% of the original principal amount of the term loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement. The balance will be due at maturity.

Borrowings bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. The interest rate on the term loan was 5.55% and 6.28% as of December 31, 2019 and 2018, respectively.

The credit agreement includes customary affirmative and negative covenants and events of default. As of December 31, 2019, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Disruptions in debt capital markets that restrict access to funding when needed could adversely affect the results of operations, liquidity and capital resources of Steak n Shake.

Western Sizzlin Revolver

As of December 31, 2019 and 2018, Western Sizzlin had no debt outstanding under its revolver.

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in the consolidated financial statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. A discussion of our principal accounting policies that required the application of significant judgments as of December 31, 2019 follows.

Consolidation

The consolidated financial statements include the accounts of Biglari Holdings Inc. and the wholly owned subsidiaries of Biglari Holdings Inc. We consolidate limited partnership entities if we are the general partner of such entities and for which no substantive removal rights exist. The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. All intercompany accounts and transactions are eliminated in consolidation.

Management’s Discussion and Analysis (continued)

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

Impairment of Restaurant Long-lived Assets

We review company-operated restaurants for impairment on a restaurant-by-restaurant basis when events or circumstances indicate a possible impairment. Assets included in the impairment assessment generally consist of property, equipment and leasehold improvements directly associated with an individual restaurant as well as any related finance or operating lease assets. We test for impairment by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total estimated future cash flows are less than the carrying amount of the asset, the carrying value is written down to the estimated fair value, and a loss is recognized in earnings. The future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, fair market value if the asset were to be sold, and other financial and economic assumptions.

Oil and Natural Gas Reserves

The estimation of proved reserves, which is based on the requirement of reasonable certainty, is an ongoing process based on rigorous technical evaluations, commercial and market assessments and detailed analysis of well and reservoir information such as flow rates and reservoir pressures. Although we are reasonably confident that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors including, reservoir performance, government policies, and significant changes in long-term oil and natural gas price levels. In addition, proved reserves could be affected by an extended period of low prices which could reduce the level of our partners’ capacity to fund their share of joint projects. Accordingly, reserve estimates are generally different from the quantities of natural gas and oil that are ultimately recovered. We cannot predict the amounts or timing of future reserve revisions.

Income Taxes

We record deferred tax assets or liabilities based on differences between financial reporting and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized; we would record a valuation allowance against the unrealizable amount and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded.

Goodwill and Other Intangible Assets

We evaluate goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows.

Leases

We determine whether a contract is or contains a lease at contract inception based on the presence of identified assets and our right to obtain substantially all of the economic benefit from or to direct the use of such assets. When we determine a lease exists, we record a right-of-use asset and corresponding lease liability on our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets are recognized at commencement date at the value of the lease liability and are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Lease liabilities are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term. As the discount rate implicit in the lease is not readily determinable in most of our leases, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We do not record lease contracts with a term of 12 months or less on our consolidated balance sheets. We recognize fixed lease expense for operating leases on a straight-line basis over the lease term. For finance leases, we recognize amortization expense on the right-of-use asset and interest expense on the lease liability over the lease term.

Management’s Discussion and Analysis (continued)

Contractual Obligations

Our significant contractual obligations and commitments as of December 31, 2019 are shown in the following table.

	Payments due by period

	Less than			More than
Contractual Obligations	1 year	1 – 3 years	3 – 5 years	5 years	Total
Long-term debt (1)	$11,859	$181,703	$—	$—	$193,562
Finance obligations and finance lease liabilities (1)	13,266	23,338	17,674	16,254	70,532
Operating leases (2)	15,584	27,381	19,473	18,577	81,015
Purchase commitments (3)	12,399	6,553	—	—	18,952
Other long-term liabilities (4)	—	—	—	2,174	2,174
Total	$53,108	$238,975	$37,147	$37,005	$366,235

 ________________

(1)	Includes principal and interest and assumes payoff of indebtedness at maturity date.
(2)	Excludes amounts to be paid for contingent rents. Includes amounts to be paid for subleased properties.
(3)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Excludes agreements that are cancelable without penalty.
(4)	Includes liabilities for Non-Qualified Deferred Compensation Plan. Excludes our unrecognized tax benefits of $348 as of December 31, 2019 because we cannot make a reliable estimate of the timing of cash payments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

The majority of our investments are conducted through investment partnerships, which generally hold common stocks. We also hold marketable securities directly. Through investments in the investment partnerships we hold a concentrated position in the common stock of Cracker Barrel Old Country Store, Inc. A significant decline in the general stock market or in the prices of major investments may produce a large net loss and decrease in our consolidated shareholders’ equity. Decreases in values of equity investments can have a materially adverse effect on our earnings and on consolidated shareholders’ equity.

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the fair market value of our investments of $55,040, along with a corresponding change in shareholders’ equity of approximately 7%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. A hypothetical 100 basis point increase in interest rates to the debt outstanding on December 31, 2019 would have an impact of approximately $1,400 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in 2019, 2018 and 2017.

Southern Oil’s business is fundamentally a commodity business. This means Southern Oil’s operations and earnings may be significantly affected by changes in oil and gas prices. Such commodity prices depend on local, regional and global events or conditions that affect supply and demand for oil and gas. Any material decline in crude oil or natural gas prices could have a material adverse effect on Southern Oil’s operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Biglari Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Biglari Holdings Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 and Note 12 to the financial statements, the Company adopted the provisions of Accounting Standards Codification Topic 842, Leases, effective January 1, 2019 using the Comparatives Under ASC 840 approach.

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

Emphasis of a Matter

As discussed in Note 3 and Note 13 to the financial statements, the Company and its subsidiaries have invested in investment partnerships in the form of limited partnership interests. These investment partnerships represent related parties, and such investments are subject to a rolling five-year lock up period under the terms of the respective partnership agreements. The value of these investments reported in the Company’s consolidated balance sheets as of December 31, 2019 and 2018 totals $505,542,000 and $557,480,000, respectively. Our opinion is not modified with respect to this matter.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

February 22, 2020

We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Biglari Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Biglari Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company, and our report dated February 22, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of the provisions of Accounting Standards Codification Topic 842, Leases, and an emphasis of a matter paragraph relating to the Company’s investment in related party investment partnerships.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Southern Oil Company and its related subsidiaries which was acquired on September 9, 2019, and whose financial statements constitute approximately 7.2% of total assets, 3.7% of revenues and 13.0% of net earnings of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Southern Oil.

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

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

February 22, 2020

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$67,772	$48,557
Investments	44,856	33,860
Receivables	21,640	15,743
Inventories	4,674	7,537
Other current assets	6,449	9,236
Total current assets	145,391	114,933
Property and equipment	350,627	274,716
Operating lease assets	59,719	—
Goodwill	40,040	40,052
Other intangible assets	27,349	28,114
Investment partnerships	505,542	557,480
Other assets	10,641	14,198
Total assets	$1,139,309	$1,029,493

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$121,079	$117,265
Current portion of operating lease liabilities	11,635	—
Current portion of notes payable and other borrowings	7,103	5,720
Total current liabilities	139,817	122,985
Long-term notes payable and other borrowings	263,182	240,001
Operating lease liabilities	53,271	—
Deferred taxes	54,230	86,871
Asset retirement obligations	10,447	—
Other liabilities	2,064	9,181
Total liabilities	523,011	459,038

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	381,788	381,904
Retained earnings	611,039	564,160
Accumulated other comprehensive loss	(2,810)	(2,516)
Treasury stock, at cost	(374,857)	(374,231)
Biglari Holdings Inc. shareholders’ equity	616,298	570,455
Total liabilities and shareholders’ equity	$1,139,309	$1,029,493

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per-share amounts)

	Year Ended December 31,
	2019	2018	2017

Revenues
Restaurant operations	$610,220	$775,690	$807,153
Insurance premiums and other	30,083	27,628	24,943
Oil and gas	24,436	—	—
Media and licensing	4,099	6,576	7,708
	668,838	809,894	839,804
Cost and expenses
Restaurant cost of sales	500,949	636,456	661,030
Insurance losses and underwriting expenses	22,269	20,831	19,724
Oil and gas production costs	7,259	—	—
Media and licensing cost	3,181	4,152	6,527
Selling, general and administrative	100,150	127,232	129,019
Impairments	8,186	5,677	1,789
Depreciation and amortization	29,578	19,318	21,448
	671,572	813,666	839,537
Other income (expenses)
Interest expense	(12,442)	(11,677)	(11,040)
Interest on finance leases and obligations	(7,816)	(8,207)	(9,082)
Investment partnership gains	78,133	40,411	6,965
Total other income (expenses)	57,875	20,527	(13,157)
Earnings (loss) before income taxes	55,141	16,755	(12,890)
Income tax expense (benefit)	9,761	(2,637)	(62,961)
Net earnings	$45,380	$19,392	$50,071
Earnings per share
Net earnings per equivalent Class A share *	$131.64	$55.71	$136.01

* Net earnings per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $26.33 for 2019, $11.14 for 2018 and $27.20 for 2017.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017

Net earnings	$45,380	$19,392	$50,071
Other comprehensive income:
Reclassification to earnings	—	(73)	—
Applicable income taxes	—	15	—
Net change in unrealized gains on investments	—	—	284
Applicable income taxes	—	—	(89)
Foreign currency translation	(294)	(1,054)	1,985
Other comprehensive income (loss), net	(294)	(1,112)	2,180
Total comprehensive income	$45,086	$18,280	$52,251

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net earnings	$45,380	$19,392	$50,071
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	29,578	19,318	21,448
Provision for deferred income taxes	(38,545)	(2,153)	(64,321)
Asset impairments and other non-cash expenses	9,113	6,481	3,860
(Gains) losses on disposal of assets	264	993	(777)
Investment (gains) losses	(1,172)	(559)	—
Investment partnership gains	(78,133)	(40,411)	(6,965)
Distributions from investment partnerships	129,329	29,660	9,395
Changes in receivables and inventories	3,669	(359)	(2,235)
Changes in other assets	10,450	536	268
Changes in accounts payable and accrued expenses	(16,250)	(12,220)	15,036
Net cash provided by operating activities	93,683	20,678	25,780
Investing activities
Capital expenditures	(17,679)	(15,293)	(8,034)
Purchases of perpetual lease rights	—	(2,503)	—
Proceeds from property and equipment disposals	4,577	2,590	1,004
Acquisition of business, net of cash acquired	(51,062)	—	—
Distributions from investment partnerships	40,000	39,040	—
Purchases of limited partner interests	(40,000)	(39,040)	(3,707)
Purchases of investments	(154,848)	(58,642)	(42,648)
Redemptions of fixed maturity securities	149,030	48,558	41,837
Net cash used in investing activities	(69,982)	(25,290)	(11,548)
Financing activities
Payments on revolving credit facility	—	(175)	(202)
Principal payments on long-term debt	(2,200)	(2,200)	(17,200)
Principal payments on direct financing lease obligations	(5,810)	(5,204)	(5,628)
Proceeds for exercise of stock options	—	49	30
Net cash used in financing activities	(8,010)	(7,530)	(23,000)
Effect of exchange rate changes on cash	(5)	(78)	165
Increase (decrease) in cash, cash equivalents and restricted cash	15,686	(12,220)	(8,603)
Cash, cash equivalents and restricted cash at beginning of period	55,010	67,230	75,833
Cash, cash equivalents and restricted cash at end of period	$70,696	$55,010	$67,230

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2016	$1,071	$381,906	$515,433	$(3,584)	$(362,886)	$531,940
Net earnings			50,071			50,071
Other comprehensive income, net				2,180		2,180
Adjustment to treasury stock for
holdings in investment partnerships		116			(13,009)	(12,893)
Exercise of stock options		(8)			38	30
Balance at December 31, 2017	$1,071	$382,014	$565,504	$(1,404)	$(375,857)	$571,328
Net earnings			19,392			19,392
Adoption of accounting standards			90			90
Other comprehensive income, net				(1,112)		(1,112)
Conversion of common stock	67	(67)	(20,826)		20,826	—
Adjustment to treasury stock for
holdings in investment partnerships					(19,292)	(19,292)
Exercise of stock options		(43)			92	49
Balance at December 31, 2018	$1,138	$381,904	$564,160	$(2,516)	$(374,231)	$570,455
Net earnings			45,380			45,380
Adoption of accounting standards			1,499			1,499
Other comprehensive income, net				(294)		(294)
Adjustment to treasury stock for
holdings in investment partnerships		(116)			(626)	(742)
Balance at December 31, 2019	$1,138	$381,788	$611,039	$(2,810)	$(374,857)	$616,298

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Years Ended December 31, 2019, 2018 and 2017)

(dollars in thousands, except share and per-share data)

Note 1.	Summary of Significant Accounting Policies

Description of Business

Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance, media and licensing, restaurants, and oil and gas. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of the Company. The Company’s long-term objective is to maximize per-share intrinsic value. All major investment and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.

As of December 31, 2019, Mr. Biglari’s beneficial ownership was approximately 64.4% of the Company’s outstanding Class A common stock and 55.4% of the Company’s outstanding Class B common stock.

Business Acquisition

On September 9, 2019, a wholly-owned subsidiary of the Company, Southern Oil Company, acquired the stock of Southern Oil of Louisiana Inc. (collectively “Southern Oil”) for $51,505 in cash. Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico. The Company’s financial results include the results of Southern Oil from the acquisition date to the end of the year.

Acquired assets included oil and gas properties of $69,881 and accounts receivable of $6,735. Acquired liabilities included asset retirement obligations of $10,542, income taxes payable of $4,302, deferred tax liabilities of $5,671 and accounts payable of $3,949. Acquisition related expenses were recorded as general and administrative expenses.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Steak n Shake Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western Sizzlin”), Maxim Inc. (“Maxim”), First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”), and Southern Oil. Intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents primarily consist of U.S. Government securities and money market accounts, all of which have original maturities of three months or less. Cash equivalents are carried at fair value. The statement of cash flows includes restricted cash with cash and cash equivalents.

Cash as reported on the statements of cash flows consists of the following.

	December 31,
	2019	2018	2017
Cash and cash equivalents	$67,772	$48,557	$58,577
Restricted cash included in other long-term assets	2,924	6,453	8,653
Cash, cash equivalents and restricted cash	$70,696	$55,010	$67,230

Investments

Our investments are carried at fair value with net unrealized gains or losses reported in the statements of earnings. Realized gains and losses on disposals of investments are determined by the specific identification of cost of investments sold.

Note 1.	Summary of Significant Accounting Policies (continued)

Investment Partnerships

The Company holds a limited interest in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively the “investment partnerships”). Biglari Capital Corp. (“Biglari Capital”), an entity solely owned by Mr. Biglari, is the general partner of the investment partnerships. Our interests in the investment partnerships are accounted as equity method investments because of our retained limited partner interests. The Company records investment partnership gains (inclusive of the investment partnerships’ unrealized gains and losses on their securities) as a component of other income based on our proportional ownership interest in the partnerships. The investment partnerships are, for purposes of generally accepted accounting principles (“GAAP”), investment companies under the AICPA Audit and Accounting Guide Investment Companies.

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

Receivables

Our accounts receivable balance consists primarily of franchisee, customer, and other receivables. We carry our accounts receivable at cost less an allowance for doubtful accounts, which is based on a history of past write-offs and collections and current credit conditions. Allowance for doubtful accounts was $4,857 and $3,901 at December 31, 2019 and 2018, respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist primarily of restaurant food items and supply inventory.

Property and Equipment

Restaurants

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the assets (10 to 30 years for buildings and land improvements, and 3 to 10 years for equipment). Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the related leases. Interest costs associated with the construction of new restaurants are capitalized. Major improvements are also capitalized while repairs and maintenance are expensed as incurred. We review our long-lived restaurant assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For purposes of this assessment, assets are evaluated at the lowest level for which there are identifiable cash flows which is generally at the individual restaurant level. Assets included in the impairment assessment generally consist of property, equipment and leasehold improvements directly associated with an individual restaurant as well as any related finance or operating lease assets.  If the future undiscounted cash flows of an asset are less than the recorded value, an impairment is recorded for the difference between the carrying value and the estimated fair value of the asset.

Oil and Gas Properties

The successful efforts method is used for crude oil and natural gas exploration and production activities. All costs for development wells, related plant and equipment, proved mineral interests in crude oil and natural gas properties, and related asset retirement obligation assets are capitalized. Costs of exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. Costs also are capitalized for exploratory wells that have found crude oil and natural gas reserves even if the reserves cannot be classified as proved when the drilling is completed, provided the exploratory well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. All other exploratory wells and costs are expensed. There were no capitalized costs for exploratory activities during 2019.

The Company continues to capitalize exploratory well costs after the completion of drilling when (a) the well has found a sufficient quantity of reserves to justify completion as a producing well, and (b) sufficient progress has been made in assessing the reserves and the economic and operating viability of the project. If either condition is not met or if the Company obtains information that raises substantial doubt about the economic or operational viability of the project, the exploratory well would be assumed to be impaired, and its costs, net of any salvage value, would be charged to expense.

Asset retirement obligations

Asset retirement obligations relate to future costs associated with the plugging and abandonment of oil and gas wells, the removal of equipment and facilities from leased acreage, and the return of such land to its original condition.  The Company determines its asset retirement obligation amounts by calculating the present value of the estimated future cash outflows associated with its plug and abandonment obligations.  The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount.  The liability is accreted each period through charges to depreciation, depletion and amortization expense, and the capitalized cost is depleted on a unit-of-production basis over the proved developed reserves of the related asset. If an asset retirement obligation is settled for an amount other than the recorded amount, a gain or loss is recognized.

Note 1.	Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangible assets are not amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangible assets to become impaired. Other purchased intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. No impairments were recorded on goodwill or intangible assets during 2019, 2018 or 2017. Refer to Note 7 for information regarding our goodwill and other intangible assets.

Dual Class Common Stock

Beginning in 2018, the Company has two classes of common stock, designated Class A common stock and Class B common stock. Each Class A common share is entitled to one vote. Class B common stock possesses economic rights equal to one-fifth (1/5th) of such rights of Class A common stock; however, Class B common stock has no voting rights.

The following table presents shares authorized, issued and outstanding.

	December 31, 2019		December 31, 2018
	Class A	Class B	Class A	Class B	December 31, 2017
Common stock authorized	500,000	10,000,000	500,000	10,000,000	2,500,000

Common stock issued	206,864	2,068,640	206,864	2,068,640	2,142,202
Treasury stock held by the Company	—	—	—	—	(74,589)
Outstanding shares	206,864	2,068,640	206,864	2,068,640	2,067,613

On an equivalent Class A common stock basis, there were 620,592 shares outstanding as of December 31, 2019 and 2018, and 620,284 shares outstanding as of December 31, 2017.

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

The Company has applied the “two-class method” of computing earnings per share as prescribed in Accounting Standards Codification (“ASC”) 260, “Earnings Per Share.” The equivalent Class A common stock applied for computing earnings per share excludes the proportional shares of Biglari Holdings’ stock held by the investment partnerships. The equivalent Class A common stock for the earnings per share calculation was 344,736, 348,108 and 368,150 for 2019, 2018 and 2017, respectively. There are no dilutive securities outstanding.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). On January 1, 2018, we adopted Accounting Standards Codification Topic 606 (“ASC 606”). In accordance with ASC 606, we changed certain characteristics of our revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Comparative prior periods have not been adjusted.

Note 1.	Summary of Significant Accounting Policies (continued)

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

Restaurant operations

Restaurant operations revenues were disaggregated as follows.

	2019	2018	2017

Net sales	$578,164	$740,922	$781,856
Franchise royalties and fees	27,189	30,998	20,773
Other	4,867	3,770	4,524
	$610,220	$775,690	$807,153

Net sales are composed of retail sales of food through company-operated stores. Company-operated store revenues are recognized, net of discounts and sales taxes, when our obligation to perform is satisfied at the point of sale. Sales taxes related to these sales are collected from customers and remitted to the appropriate taxing authority and are not reflected in the Company’s consolidated statements of earnings as revenue.

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

During the years ended December 31, 2019 and 2018, restaurant operations recognized $1,725 and $3,096, respectively, in revenue related to initial franchise fees. As of December 31, 2019 and 2018, restaurant operations had deferred revenue recorded in accrued expenses related to franchise fees of $7,976 and $9,075, respectively. Restaurant operations expects to recognize approximately $928 in 2020 and the balance in the years 2021 through 2040.

Our advertising arrangements with franchisees are reported in franchise royalties and fees.  During the years ended December 31, 2019 and 2018, restaurant operations recognized $7,815 and $9,675, respectively, in revenue related to franchisee advertising fees. As of December 31, 2019 and 2018, restaurant operations had deferred revenue recorded in accrued expenses related to franchisee advertising fees of $3,043 and $2,255, respectively. Restaurant operations expects to recognize approximately $1,522 of deferred revenue during 2020 and the balance in 2021.

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

For the years ended December 31, 2019 and 2018, restaurant operations recognized $22,869 and $27,081, respectively, of revenue from gift card redemptions. As of December 31, 2019 and 2018, restaurant operations had deferred revenue recorded in accrued expenses related to unredeemed gift cards of $20,730 and $22,685, respectively. The Company expects to recognize approximately $15,931 in 2020 and the balance in the years 2021 through 2023.

Insurance premiums and commissions

Insurance premiums are earned over the terms of the related policies. Expenses incurred in connection with acquiring new insurance business, including acquisition costs, are charged to operations as incurred. Premiums earned are stated net of amounts ceded to reinsurer.

Oil and gas

Revenues are derived from the sale of produced oil and natural gas. Revenue is recognized when the performance obligation is satisfied, which typically occurs at the point in time when control of the product transfers to the customer. Payment is due within 30 days of delivery.

Note 1.	Summary of Significant Accounting Policies (continued)

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

Insurance Losses and Underwriting Expenses

Liabilities for estimated unpaid losses and loss adjustment expenses with respect to claims occurring on or before the balance sheet date are established under insurance contracts issued by our insurance subsidiaries. Such estimates include provisions for reported claims or case estimates, provisions for incurred but not reported claims and legal and administrative costs to settle claims. The estimates of unpaid losses and amounts recoverable under reinsurance are established and continually reviewed by using a variety of actuarial, statistical and analytical techniques. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance contracts. Liabilities for insurance losses of $3,211 and $1,891 are included in accrued expenses in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

Oil and Gas Production Costs

Oil and gas production costs are composed of lease operating expenses and production taxes.

Marketing Expense

Advertising costs are charged to expense at the later of the date the expenditure is incurred or the date the promotional item is first communicated. Marketing expense is included in selling, general and administrative expenses in the consolidated statement of earnings.

Insurance Reserves

We self-insure a significant portion of expected losses under our workers’ compensation, general liability, auto, directors and officers liability, and medical liability insurance programs, and record a reserve for our estimated losses on all unresolved open claims and our estimated incurred but not reported claims at the anticipated cost to us. Insurance reserves are recorded in accrued expenses in the consolidated balance sheet.

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

Note 1.	Summary of Significant Accounting Policies (continued)

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

In adopting and applying ASC 842, we elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allows us to carry forward the historical lease classification. In addition, we elected certain practical expedients and accounting policies, including an accounting policy election to keep leases with an initial term of 12 months or less from the balance sheet. We recognize those lease payments in the consolidated statements of earnings on a straight-line basis over the lease term.

Note 2.	Investments

Investments were $44,856 and $33,860 as of December 31, 2019 and 2018, respectively. Investments in equity securities and a related derivative position of $4,463 are included in other current assets as of December 31, 2018. The investments are recorded at fair value.

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

Biglari Capital is the general partner of the investment partnerships and is an entity solely owned by Mr. Biglari.

Note 3.	Investment Partnerships (continued)

The fair value and adjustment for Company common stock held by the investment partnerships to determine carrying value of our partnership interest is presented below.

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2016	$972,707	$395,070	$577,637
Investment partnership gains (losses)	(41,740)	(48,705)	6,965
Distributions (net of contributions of $3,707)	(5,688)		(5,688)
Increase in proportionate share of Company stock held		12,893	(12,893)
Partnership interest at December 31, 2017	$925,279	$359,258	$566,021
Investment partnership gains (losses)	(180,517)	(220,928)	40,411
Distributions (net of reinvestments of $39,040)	(29,660)		(29,660)
Increase in proportionate share of Company stock held		19,292	(19,292)
Partnership interest at December 31, 2018	$715,102	$157,622	$557,480
Investment partnership gains (losses)	80,350	2,217	78,133
Distributions (net of reinvestments of $40,000)	(129,329)		(129,329)
Increase in proportionate share of Company stock held		742	(742)
Partnership interest at December 31, 2019	$666,123	$160,581	$505,542

The carrying value of the investment partnerships net of deferred taxes is presented below.

	December 31,
	2019	2018
Carrying value of investment partnerships	$505,542	$557,480
Deferred tax liability related to investment partnerships	(56,518)	(92,703)
Carrying value of investment partnerships net of deferred taxes	$449,024	$464,777

The Company’s proportionate share of Company stock held by investment partnerships at cost is $374,857 and $374,231 at December 31, 2019 and 2018, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock. Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	2019	2018	2017
Gains from investment partnerships	$78,133	$40,411	$6,965
Tax expense (benefit)	17,360	7,171	(4,115)
Contribution to net earnings	$60,773	$33,240	$11,080

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

There were no incentive reallocations from Biglari Holdings to Biglari Capital during 2019, 2018 and 2017.

Note 3.	Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of December 31, 2019	$117,135	$758,663
Total liabilities as of December 31, 2019	$158	$114,639
Revenue for the year ended December 31, 2019	$10,637	$85,831
Earnings for the year ended December 31, 2019	$10,567	$78,604
Biglari Holdings’ ownership interest	66.1%	92.9%

Total assets as of December 31, 2018	$107,207	$901,750
Total liabilities as of December 31, 2018	$447	$202,770
Revenue for the year ended December 31, 2018	$(92,093)	$(120,431)
Earnings for the year ended December 31, 2018	$(92,159)	$(130,193)
Biglari Holdings’ ownership interest	65.9%	92.2%

Total assets as of December 31, 2017	$203,560	$1,060,737
Total liabilities as of December 31, 2017	$157	$199,974
Revenue for the year ended December 31, 2017	$(13,322)	$(25,283)
Earnings for the year ended December 31, 2017	$(13,383)	$(35,740)
Biglari Holdings’ ownership interest	64.3%	92.3%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments.

Note 4.	Other Current Assets

Other current assets include the following.

	December 31,
	2019	2018
Deferred commissions on gift cards sold by third parties	$3,379	$3,218
Prepaid contractual obligations	3,070	1,555
Investment in equity security and related derivative position	—	4,463
Other current assets	$6,449	$9,236

Note 5.	Property and Equipment

Property and equipment is composed of the following.

	December 31,
	2019	2018
Land	$150,147	$146,015
Buildings	144,243	142,658
Land and leasehold improvements	157,141	158,938
Equipment	196,264	201,738
Oil and gas properties	77,475	—
Construction in progress	3,789	1,703
	729,059	651,052
Less accumulated depreciation and amortization	(378,432)	(376,336)
Property and equipment, net	$350,627	$274,716

Depreciation and amortization expense for property and equipment for 2019, 2018 and 2017 was $18,881, $18,646 and $20,706, respectively. Depletion expense related to oil and gas properties was $8,077 during 2019 and is included in depreciation and amortization within the consolidated statement of earnings.

The Company recorded an impairment to restaurant long-lived assets of $8,186, $5,677 and $1,789 during 2019, 2018 and 2017, respectively. The fair value of the long-lived assets was determined based on Level 3 inputs using a discounted cash flow model and quoted prices for the properties. The fair value of the assets impaired was not material for any of the applicable periods.

The property and equipment cost related to finance obligations as of December 31, 2019 is as follows: $59,104 of buildings, $49,891 of land, $26,924 of land and leasehold improvements, and $52,240 of accumulated depreciation.

Note 6.	Asset Retirement Obligations

A reconciliation of the ending aggregate carrying amount of asset retirement obligations is as follows.

December 31,
2019
Acquired balance	$10,542
Liabilities settled	(88)
Accretion expense	177
Asset retirement obligation	$10,631

As of December 31, 2019, $184 is classified as current and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Note 7.	Goodwill and Other Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. No goodwill was recorded with the acquisition of Southern Oil.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2016	$28,090	$11,913	$40,003
Change in foreign exchange rates during 2017	78	—	78
Goodwill at December 31, 2017	$28,168	$11,913	$40,081
Change in foreign exchange rates during 2018	(29)	—	(29)
Goodwill at December 31, 2018	$28,139	$11,913	$40,052
Change in foreign exchange rates during 2019	(12)	—	(12)
Goodwill at December 31, 2019	$28,127	$11,913	$40,040

We evaluate goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in 2019, 2018 or 2017.

Note 7.	Goodwill and Other Intangible Assets (continued)

Other Intangible Assets

Other intangible assets are composed of the following.

	December 31,
	2019			2018
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(5,178)	$132	$5,310	$(4,647)	$663
Other	810	(792)	18	810	(774)	36
Total	6,120	(5,970)	150	6,120	(5,421)	699
Intangible assets with indefinite lives:
Trade names	15,876	—	15,876	15,876	—	15,876
Other assets with indefinite lives	11,323	—	11,323	11,539	—	11,539
Total intangible assets	$33,319	$(5,970)	$27,349	$33,535	$(5,421)	$28,114

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western Sizzlin as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for 2019, 2018 and 2017 was $549, $562 and $567, respectively. The Company’s intangible assets with definite lives will fully amortize in 2020.

During 2018, the Company purchased lease rights totaling $2,503.

Note 8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following.

	December 31,
	2019	2018
Accounts payable	$32,626	$41,967
Gift card liability	20,745	22,685
Salaries, wages, and vacation	10,667	13,107
Deferred revenue	10,454	11,681
Taxes payable	29,275	11,214
Self-insurance accruals	11,070	8,394
Other	6,242	8,217
Accounts payable and accrued expenses	$121,079	$117,265

Note 9.	Other Liabilities

Other liabilities include the following.

	December 31,
	2019	2018
Non qualified deferred compensation	$1,716	$1,801
Other	348	912
Deferred rent expense	—	6,468
Other liabilities	$2,064	$9,181

Note 10.	Income Taxes

The components of the provision for income taxes consist of the following.

	2019	2018	2017
Current:
Federal	$41,005	$(1,688)	$544
State	7,301	1,204	816
Deferred	(38,545)	(2,153)	(64,321)
Inome tax expense (benefit)	$9,761	$(2,637)	$(62,961)

Reconciliation of effective income tax:
Tax at U.S. statutory rates	$11,579	$3,519	$(4,512)
State income taxes, net of federal benefit	1,573	741	259
Tax rate changes	—	(1,342)	(51,707)
Federal income tax credits	(3,004)	(4,587)	(3,158)
Dividends received deduction	(955)	(2,142)	(6,304)
Valuation allowance	441	658	742
Foreign tax rate differences	116	349	1,598
Other	11	167	121
Inome tax expense (benefit)	$9,761	$(2,637)	$(62,961)

On December 22, 2017, new federal income tax legislation, the Tax Cuts and Jobs Act (“Act”), was signed into law. Effective January 1, 2018, the U.S. corporate federal statutory income tax rate was reduced from 35.0% to 21.0% and required re-measurement of deferred balances to the new statutory rates as of December 31, 2017.

The Act also imposed a mandatory one-time transition tax on undistributed international earnings. We do not expect to have any additional tax liability related to a transition tax. The Company did not have a net tax expense or benefit on income from international operations. Earnings (losses) before income taxes derived from domestic operations during 2019, 2018 and 2017 were $57,877, $21,700 and $(6,230), respectively. Losses before income taxes derived from international operations during 2019, 2018 and 2017 were $2,736, $4,945, and $6,660, respectively.

As of December 31, 2019, we had $348 of unrecognized tax benefits, including $62 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. As of December 31, 2018, we had $341 of unrecognized tax benefits, including $43 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense. The unrecognized tax benefits of $348 would impact the effective income tax rate if recognized. Adjustments to the Company’s unrecognized tax benefit for gross increases for the current period tax position, gross decreases for prior period tax positions and the lapse of statute of limitations during 2019, 2018 and 2017 were not significant.

We file income tax returns which are periodically audited by various foreign, federal, state, and local jurisdictions. With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2016. We believe we have certain state income tax exposures related to fiscal years 2015 through 2019. Because of the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $157 within 12 months.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Note 10.	Income Taxes (continued)

Our deferred tax assets and liabilities consist of the following.

	December 31,
	2019	2018
Deferred tax assets:
Insurance reserves	$1,304	$1,816
Compensation accruals	438	677
Gift card accruals	3,280	2,515
Net operating loss credit carryforward	6,017	5,547
Valuation allowance on net operating losses	(5,419)	(4,978)
Fixed assets and depletable assets basis difference	4,776	—
Income tax credit carryforward	6,300	4,965
Other	(36)	953
Total deferred tax assets	16,660	11,495

Deferred tax liabilities:
Investments	56,519	92,743
Fixed asset basis difference	—	934
Goodwill and intangibles	14,371	4,689
Total deferred tax liabilities	70,890	98,366
Net deferred tax liability	$(54,230)	$(86,871)

Accrued expenses on the balance sheet include income taxes payable of $17,767 as of December 31, 2019. Receivables on the balance sheet include income taxes receivable of $2,022 as of December 31, 2018. Income taxes paid during 2019, 2018 and 2017 were $30,375, $810 and $3,211, respectively. Income tax refunds during 2019, 2018 and 2017 were $1,546, $8 and $0, respectively.

Note 11.	Notes Payable and Other Borrowings

Notes payable and other borrowings include the following.

	December 31,
	2019	2018
Current portion of notes payable and other borrowings
Notes payable	$2,200	$2,200
Unamortized original issue discount	(348)	(334)
Unamortized debt issuance costs	(634)	(609)
Finance obligations	4,252	4,463
Finance lease liabilities	1,633	—
Total current portion of notes payable and other borrowings	$7,103	$5,720

Long-term notes payable and other borrowings
Notes payable	$179,298	$181,498
Unamortized original issue discount	(89)	(438)
Unamortized debt issuance costs	(163)	(796)
Finance obligations	74,497	59,737
Finance lease liabilities	9,639	—
Total long-term notes payable and other borrowings	$263,182	$240,001

Note 11.	Notes Payable and Other Borrowings (continued)

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan is scheduled to mature on March 19, 2021. As of December 31, 2019, $181,498 was outstanding. The Company is evaluating refinancing options. Alternative financing may not be available on terms commensurate with its current financing arrangement. Biglari Holdings is not a guarantor under the credit facility.

The term loan amortizes in equal quarterly installments at an annual rate of 1.0% of the original principal amount of the term loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement. The balance will be due at maturity.

Borrowings bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. The interest rate on the term loan was 5.55% as of December 31, 2019.

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

Expected principal payments for notes payable as of December 31, 2019, are as follows.

2020	2,200
2021	179,298
Total	$181,498

The fair value of long-term debt, excluding capitalized lease obligations, was approximately $145,000 at December 31, 2019. The fair value of our debt was estimated based on quoted market prices. The fair value was determined to be a Level 3 fair value measurement.

Western Sizzlin Revolver

As of December 31, 2019 and 2018, Western Sizzlin had no debt outstanding under its revolver.

Interest

Interest paid on debt and obligations under leases are as follows.

	2019	2018	2017
Interest paid on debt	$11,273	$10,655	$9,969
Interest paid on obligations under leases	$7,816	$8,207	$9,132

Note 12.	Leased Assets and Lease Commitments

The Company adopted ASC 842 on January 1, 2019, as discussed in Note 1.  Under ASC 842, leases are generally classified as either operating right-of-use assets or finance lease assets. Right-of-use assets represent the Company's right to use an underlying asset during the lease term. Right-of-use liabilities represent the Company's obligation to make lease payments arising from the lease. These assets and liabilities are calculated by using the net present value of fixed lease payments over the lease term. The Company's lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised.  The Company applied an incremental borrowing rate to determine the present value of lease payments. Finance lease agreements include an interest rate that is used to determine the present value of future lease payments.

Note 12.	Leased Assets and Lease Commitments (continued)

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

Total lease cost consists of the following.

2019
Finance lease costs:
Amortization of right-of-use assets	$1,952
Interest on lease liabilities	828
Operating lease costs *	16,483
Total lease costs	$19,263

*Includes short-term leases, variable lease costs and sublease income, which are immaterial.

Supplemental cash flow information related to leases is as follows.

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,610
Operating cash flows from finance leases	$828
Operating cash flows from operating leases	$16,863
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$1,097
Operating lease liabilities	$11,069

Supplemental balance sheet information related to leases is as follows.

December 31, 2019
Finance leases:
Property and equipment, net	$10,783

Current portion of notes payable and other borrowings	$1,633
Long-term notes payable and other borrowings	9,639
Total finance lease liablities	$11,272

Weighted-average lease terms and discount rates are as follows.

2019
Weighted-average remaining lease terms:
Finance leases	8.4 years
Operating leases	6.4 years

Weighted-average discount rates:
Finance leases	7.1%
Operating leases	6.9%

Note 12.	Leased Assets and Lease Commitments (continued)

Maturities of lease liabilities as of December 31, 2019 are as follows.

Year	Operating Leases	Finance Leases
2020	$15,584	$2,377
2021	14,759	2,358
2022	12,622	1,869
2023	10,794	1,669
2024	8,680	1,633
After 2024	18,576	5,170
Total lease payments	81,015	15,076
Less interest	16,109	3,804
Total lease liabilities	$64,906	$11,272

On December 31, 2018, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments.

				Operating Leases
Year	Finance Obligations	Capital Leases	Total	Operating Property	Non-Operating Property
2019	$11,114	$55	$11,169	$17,914	$483
2020	8,040	55	8,095	16,691	554
2021	5,925	55	5,980	16,787	578
2022	2,951	5	2,956	15,603	599
2023	1,587	—	1,587	14,071	539
After 2023	1,673	—	1,673	36,709	1,790
Total minimum future rental payments	31,290	170	31,460	$117,775	$4,543
Less amount representing interest	18,004	60	18,064
Total principal obligations under leases	13,286	110	13,396
Less current portion	4,433	30	4,463
Non-current principal obligations under leases	8,853	80	8,933
Residual value at end of lease term	50,744	60	50,804
Obligations under leases	$59,597	$140	$59,737

Rent expense is presented below.

	2019	2018	2017
Minimum rent	$17,968	$20,158	$18,157
Contingent rent	1,050	1,470	1,839
Rent expense	$19,018	$21,628	$19,996

Note 13.	Related Party Transactions

Services Agreement

During 2017, the Company entered into a services agreement with Biglari Enterprises LLC and Biglari Capital Corp. (collectively, the “Biglari Entities”) under which the Biglari Entities provide business and administrative related services to the Company. The Biglari Entities are owned by Mr. Biglari. The services agreement has a five-year term, effective on October 1, 2017. The fixed fee is $700 per month for the first year with adjustments in years two through five. The monthly fee remained at $700 during 2019. The Company paid Biglari Enterprises $8,400 in service fees during 2019 and 2018. The services agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp. by the Company.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
As of December 31, 2019, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $666,123.

Note 13.	Related Party Transactions (continued)

Contributions to and distributions from The Lion Fund, L.P. and The Lion Fund II, L.P. were as follows.

	2019	2018	2017

Contributions of cash	$40,000	$39,040	$3,707
Distributions of cash	(169,329)	(68,700)	(9,395)
	$(129,329)	$(29,660)	$(5,688)

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. In 2019, 2018 and 2017, no incentive reallocation was earned.

License Agreement

During 2013, the Company entered into a Trademark License Agreement (the “License Agreement”) with Mr. Biglari. The Company and its subsidiaries paid no royalties to Mr. Biglari under the License Agreement during its term. The License Agreement was terminated on March 26, 2019.

Incentive Agreement Amendment

The Incentive Agreement was amended on March 26, 2019 to remove the annual limitation on Mr. Biglari’s incentive compensation, as well as the requirement of Mr. Biglari to use 30% of his incentive payments to purchase shares of the Company. In connection with the amendment, the change of control and severance provisions contained in the Incentive Agreement were eliminated and the License Agreement was terminated. The amendment was effective in 2019.

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

On March 26, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. This shareholder generally alleges claims of breach of fiduciary duty by the members of our Board of Directors. This shareholder sought to enjoin the shareholder vote on April 26, 2018 to approve the dual class structure. On April 16, 2018, the shareholder withdrew their motion to enjoin the shareholder vote on April 26, 2018.

Note 14.	Commitments and Contingencies (continued)

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

On December 14, 2018, the judge of the Superior Court of Hamilton County, Indiana issued an order granting the Company’s motion to dismiss the shareholders’ lawsuits. On January 11, 2019, the shareholders filed an appeal of the judge’s order dismissing the lawsuits. On December 4, 2019, the Indiana Court of Appeals issued a unanimous decision affirming the trial court’s decision to dismiss the shareholder litigation. On January 20, 2020, the shareholders filed a petition to transfer with the Indiana Supreme Court seeking review of the decision of the Court of Appeals.  The Company opposed the petition.  The Indiana Supreme Court has not ruled upon the petition to transfer.

On September 8, 2014, two former restaurant manager employees filed a purported class action lawsuit against Steak n Shake (Drake v. Steak n Shake). On January 30, 2017, a former restaurant manager employee filed a purported class action lawsuit against Steak n Shake (Clendenen v. Steak n Shake). The plaintiffs generally allege claims that Steak n Shake improperly classified its managerial employees as exempt. On July 26, 2019, the Company agreed to settle both cases for $8,350 and the Court approved the terms of the settlement. The settlement is reflected in selling, general and administrative expenses in the consolidated statement of earnings.

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

The hierarchy for measuring fair value consists of Levels 1 through 3, which are described below.

•	Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.

•	Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Pricing evaluations generally reflect discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, estimated durations and yields for other instruments of the issuer or entities in the same industry sector.

•	Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities and we may be unable to corroborate the related observable inputs. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities.

The following methods and assumptions were used to determine the fair value of each class of the following assets recorded at fair value in the consolidated balance sheet:

Cash equivalents: Cash equivalents primarily consist of money market funds which are classified within Level 1 of the fair value hierarchy.

Equity securities: The Company’s investments in equity securities are classified within Level 1 of the fair value hierarchy.

Bonds: The Company’s investments in bonds are classified within Level 1 of the fair value hierarchy.

Note 15.	Fair Value of Financial Assets (continued)

Non-qualified deferred compensation plan investments: The assets of the non-qualified plan are set up in a rabbi trust. They represent mutual funds and publicly traded securities, each of which are classified within Level 1 of the fair value hierarchy.

Derivative instruments: Options related to equity securities are marked to market each reporting period and are classified within Level 1 or 2 of the fair value hierarchy depending on the instrument.

As of December 31, 2019 and 2018 the fair values of financial assets were as follows.

	December 31,
	2019				2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$43,095	$—	$—	$43,095	$21,448	$—	$—	$21,448
Equity securities:
Consumer goods	—	6,397	—	6,397	1,708	4,100	—	5,808
Insurance	25	—		25	—	—	—	—
Bonds	38,911	—	—	38,911	32,404	—	—	32,404
Options on equity securities	—	2,166	—	2,166	—	2,755	—	2,755
Non-qualified deferred
compensation plan investments	2,175	—	—	2,175	2,149	—	—	2,149
Total assets at fair value	$84,206	$8,563	$—	$92,769	$57,709	$6,855	$—	$64,564

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 16.	Accumulated Other Comprehensive Income

Changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, were as follows.

	2019			2018
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Loss
Beginning Balance	$(2,516)	$—	$(2,516)	$(1,462)	$58	$(1,404)
Reclassification to (earnings) loss			—		(58)	(58)
Foreign currency translation	(294)		(294)	(1,054)		(1,054)
Ending Balance	$(2,810)	$—	$(2,810)	$(2,516)	$—	$(2,516)

	2017
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Loss
Beginning Balance	$(3,447)	$(137)	$(3,584)
Other comprehensive income (loss)
before reclassifications		195	195
Foreign currency translation	1,985		1,985
Ending Balance	$(1,462)	$58	$(1,404)

There were no reclassifications from accumulated other comprehensive income to earnings during 2019 and 2017. Reclassifications made from accumulated other comprehensive income to the statement of earnings were $58 of income to earnings during 2018.

Note 17.	Business Segment Reporting

Our reportable business segments are organized in a manner that reflects how management views those business activities. Our restaurant operations include Steak n Shake and Western Sizzlin. The Company also reports segment information for First Guard, Southern Oil and Maxim. Other business activities not specifically identified with reportable business segments are presented in “other” within total operating businesses. We report our earnings from investment partnerships separate from our corporate expenses. We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are neither necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations. The tabular information that follows shows data of our reportable segments reconciled to amounts reflected in the consolidated financial statements.

A disaggregation of our consolidated data for each of the three most recent years is presented in the tables which follow.

	Revenue
	2019	2018	2017
Operating Businesses:
Restaurant Operations:
Steak n Shake	$595,004	$760,565	$792,827
Western	15,216	15,125	14,326
Total Restaurant Operations	610,220	775,690	807,153
First Guard	30,083	27,628	24,943
Southern Oil	24,436	—	—
Maxim	4,099	6,576	7,708
	$668,838	$809,894	$839,804

	Earnings (Loss) Before Income Taxes
	2019	2018	2017
Operating Businesses:
Restaurant Operations:
Steak n Shake	$(18,575)	$(10,657)	$431
Western	1,756	2,046	1,860
Total Restaurant Operations	(16,819)	(8,611)	2,291
First Guard	7,103	6,215	4,770
Southern Oil	8,032	—	—
Maxim	742	1,068	(439)
Other	994	635	669
Total Operating Businesses	52	(693)	7,291
Corporate and investments:
Corporate	(10,602)	(11,286)	(16,106)
Investment partnership gains	78,133	40,411	6,965
Total corporate	67,531	29,125	(9,141)
Interest expense on notes
payable and other borrowings	(12,442)	(11,677)	(11,040)
	$55,141	$16,755	$(12,890)

Note 17.	Business Segment Reporting (continued)

	Capital Expenditures

	2019	2018	2017
Operating Businesses:
Restaurant Operations:
Steak n Shake	$9,951	$14,982	$7,565
Western	72	61	410
Total Restaurant Operations	10,023	15,043	7,975
First Guard	43	236	43
Southern Oil	7,594	—	—
Maxim	—	—	—
Other	19	14	16
Total Operating Businesses	17,679	15,293	8,034
Corporate	—	—	—
Consolidated results	$17,679	$15,293	$8,034

	Depreciation and Amortization

	2019	2018	2017
Operating Businesses:
Restaurant Operations:
Steak n Shake	$20,533	$18,180	$19,987
Western	641	651	636
Total Restaurant Operations	21,174	18,831	20,623
First Guard	85	76	56
Southern Oil (includes depletion expense of $8,077)	8,218	—	—
Maxim	—	27	50
Other	66	287	287
Total Operating Businesses	29,543	19,221	21,016
Corporate	35	97	432
Consolidated results	$29,578	$19,318	$21,448

Note 17.	Business Segment Reporting (continued)

A disaggregation of our consolidated assets is presented in the table that follows.

	Identifiable Assets
	December 31,
	2019	2018
Reportable segments:
Restaurant Operations:
Steak n Shake	$385,259	$330,100
Western	18,322	16,444
Total Restaurant Operations	403,581	346,544
First Guard	58,808	51,565
Southern Oil	82,257	—
Maxim	16,549	18,143
Other	20,732	19,774
Corporate	51,840	35,987
Investment partnerships	505,542	557,480
Total assets	$1,139,309	$1,029,493

Note 18.	Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For the year ended December 31, 2019
Total revenues	$181,859	$168,343	$160,216	$158,420
Gross profit	22,837	30,454	38,467	43,307
Costs and expenses	199,384	169,518	157,272	145,398
Earnings (loss) before income taxes	11,562	27,870	(631)	16,340
Net earnings (loss)	9,818	21,974	(17)	13,605
Net earnings (loss) per equivalent Class A share	$28.36	$63.50	$(0.05)	$39.64

For the year ended December 31, 2018
Total revenues	$202,225	$208,739	$203,582	$195,348
Gross profit	36,430	42,727	36,153	33,145
Costs and expenses	203,391	203,778	204,518	201,979
Earnings (loss) before income taxes	(2,611)	(8,429)	(24,902)	52,697
Net earnings (loss)	(1,814)	(7,539)	(13,703)	42,448
Net earnings (loss) per equivalent Class A share	$(5.15)	$(21.73)	$(39.50)	$122.53

We define gross profit as net revenue less restaurant cost of sales, media cost of sales, oil and natural gas production costs and insurance losses and underwriting expenses, which excludes depreciation and amortization.

Note 19.	Supplemental Disclosures of Cash Flow Information

Capital expenditures in accounts payable at December 31, 2019, 2018 and 2017 were $339, $1,776 and $1,036, respectively.

In 2019, we had new finance lease obligations of $5,026 and retirements of $940. In 2018, we had new capital lease obligations of $1,000 and lease retirements of $11,557. During 2017, we had new capital lease obligations of $1,952 and lease retirements of $5,030.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

On September 9, 2019, we completed our acquisition of Southern Oil. We have excluded Southern Oil from management’s assessment of the effectiveness of disclosure controls and procedures as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We excluded the evaluation of internal controls over financial reporting for Southern Oil during the quarter ended December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Management of Biglari Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

We are in the process of evaluating the existing controls and procedures of Southern Oil and integrating Southern Oil into our internal control over financial reporting. In accordance with Securities and Exchange Commission guidance, we have excluded Southern Oil from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Biglari Holdings Inc.

February 22, 2020

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

The information required by Part III Items 10, 11, 12, 13 and 14 will be contained in the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders, to be filed on or before April 23, 2020, and such information is incorporated herein by reference.

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

(b) Exhibits

Exhibit Number	Description

2.01	Amended and Restated Agreement and Plan of Merger, dated as of March 5, 2018, by and among OBH Inc (the “Predecessor”), BH Merger Company and the Company (incorporated by reference to Exhibit 2.01 to the Company’s Amendment No. 3 to Registration Statement on Form S-4 filed March 28, 2018).
3.01	First Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Annex II to the Company’s Amendment No. 2 to Registration Statement on Form S-4 filed March 6, 2018).
3.02	Articles of Amendment to the First Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.02 to the Company’s Form 8-K12B filed April 30, 2018).
3.03	By-Laws of the Company (incorporated by reference to Exhibit 3.03 to the Company’s Form 8-K12B filed April 30, 2018).
4.01	Specimen Class A Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.01 to the Company’s Amendment No. 3 to Registration Statement on Form S-4 filed March 28, 2018).
4.02	Specimen Class B Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.02 to the Company’s Amendment No. 3 to Registration Statement on Form S-4 filed March 28, 2018).
4.03	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.01*	The Steak n Shake Non-Qualified Savings Plan, amended and restated as of March 15, 2010 (incorporated by reference to Exhibit 4.3 to the Predecessor’s Registration Statement on Form S-8 dated April 22, 2010).
10.02	Amended and Restated Incentive Agreement, dated September 28, 2010, by and between the Predecessor and Sardar Biglari (incorporated by reference to Annex A to the Predecessor’s definitive Proxy Statement dated September 29, 2010).

10.03	Services Agreement, dated as of September 15, 2017, by and among Biglari Holdings Inc., Biglari Capital Corp. and Biglari Enterprises LLC (incorporated by reference to Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K dated September 15, 2017).
10.04*	First Amendment, dated as of July 1, 2013, to the Amended and Restated Incentive Agreement, dated as of September 28, 2010, by and between Biglari Holdings Inc. and Sardar Biglari (incorporated by reference to Exhibit 10.3 to the Predecessor’s Current Report on Form 8-K dated July 2, 2013).
10.05	Credit Agreement, dated as of March 19, 2014, among Steak n Shake Operations, Inc., as borrower, Steak n Shake Enterprises, Inc. and Steak n Shake, LLC, as subsidiary guarantors, the lenders party thereto, Jefferies Finance LLC, as joint lead arranger, syndication agent, documentation agent, book manager, administrative agent and collateral agent, and Fifth Third Bank, as joint lead arranger, swingline lender and issuing bank (incorporated by reference to Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K dated March 21, 2014).
10.06	Security Agreement, dated as of March 19, 2014, by Steak n Shake Operations, Inc., Steak n Shake Enterprises, Inc. and Steak n Shake, LLC, as pledgors, assignors and debtors, in favor of Jefferies Finance LLC, in its capacity as collateral agent, pledgee, assignee and secured party (incorporated by reference to Exhibit 10.2 to the Predecessor’s Current Report on Form 8-K dated March 21, 2014).
10.07	Form of Indemnity Agreement for Directors, as adopted on June 3, 2015 (incorporated by reference to Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K dated June 4, 2015).
10.08	Amended and Restated Partnership Agreement of The Lion Fund II, L.P. as amended on June 3, 2015 (incorporated by reference to Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K dated June 4, 2015).
10.09*	Second Amendment to Amended and Restated Incentive Agreement dated March 26, 2019, by and between Biglari Holdings Inc. and Sardar Biglari (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).
10.10	Membership Interest Purchase Agreement dated as of September 9, 2019, by and among NDT Senior Loan Fund, L.P., Specialty Loan VG Fund, L.P., Lincoln Investment Solutions, Inc., Jade Real Assets Fund, L.P., American United Life Insurance Company, HPS SLF UE Aggregator, L.P. and Southern Oil Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 12, 2019).
21.01	Subsidiaries of the Company.
31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	Interactive Data Files. Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to the Annual Report on Form 10-K.
**	Furnished herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2020.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 22, 2020.

Signature	Title

/s/ Sardar Biglari	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Sardar Biglari

/s/ Bruce Lewis	Controller (Principal Financial and Accounting Officer)
Bruce Lewis

/s/ Philip Cooley	Director
Philip Cooley

/s/ Ruth J. Person	Director
Ruth J. Person

/s/ Kenneth R. Cooper	Director
Kenneth R. Cooper

/s/ James P. Mastrian	Director
James P. Mastrian

/s/ John G. Cardwell	Director
John G. Cardwell