Form 10-K/A
period 2019-12-31
Biglari Holdings Inc.
filed 2020-03-30
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-38477

BIGLARI HOLDINGS INC.

(Exact name of registrant as specified in its charter)

INDIANA	82-3784946
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

17802 IH 10 West, Suite 400 San Antonio, Texas	78257
(Address of principal executive offices)	(Zip Code)

(210) 344-3400

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock, no par value	BH.A	New York Stock Exchange
Class B Common Stock, no par value	BH	New York Stock Exchange

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Page

PART IV

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings”, “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2020 (the “Original Filing”), to include separate audited financial statements of The Lion Fund II, L.P. (the “Lion Fund II”) pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”) in Part IV, Item 15. The audited financial statements of the Lion Fund II (the “Lion Fund II Financial Statements”) were not available at the time of the Original Filing. In accordance with Rule 3-09(b)(2), the Lion Fund II Financial Statements are being filed as an amendment to the Original Filing within 90 days after the end of the Lion Fund II’s fiscal year.

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

Item 15. Exhibits and Financial Statement Schedules

INDEPENDENT AUDITORS’ REPORT

To the Partners of
The Lion Fund II, L.P.
San Antonio, Texas

We have audited the accompanying financial statements of The Lion Fund II, L.P., (a Delaware limited partnership) (the "Fund"), which comprise the statements of assets and liabilities, including the condensed schedules of investments, as of December 31, 2019 and 2018, and the related statements of operations, changes in partners’ capital, and cash flows for the years ended December 31, 2019, 2018 and 2017, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Lion Fund II, L.P., as of December 31, 2019 and 2018, and the results of its operations, changes in partners’ capital, and its cash flows for the years ended December 31, 2019, 2018 and 2017, in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

March 30, 2020

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF ASSETS AND LIABILITIES

	December 31, 2019	December 31, 2018
ASSETS:
Investments in securities — at fair value	$484,265,214	$817,479,463
Cash and cash equivalents	244,508,174	83,943,690
Receivables	19,889,744	—
Advance distributions	10,000,000	—
Total assets	$758,663,132	$901,423,153

LIABILITIES:
Long-term debt	$112,000,000	$199,672,818
Derivatives	2,226,670	1,766,516
Interest payable	370,215	853,642
Accounts payable	42,000	149,987
Total liabilities	$114,638,885	$202,442,963

PARTNERS’ CAPITAL	$644,024,247	$698,980,190

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017

INVESTMENT INCOME:
Dividends and interest	$31,829,049	$41,147,563	$38,185,761

EXPENSES:
Professional fees	187,220	134,987	5,852,396
Interest expense	7,039,956	9,626,977	4,603,910

NET INVESTMENT INCOME	24,601,873	31,385,599	27,729,455

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) from investments	185,900,988	27,874,223	(768,420)
Net change in unrealized appreciation - investments	(131,898,804)	(189,452,895)	(77,377,962)
Net change in unrealized appreciation - forward contract	—	—	45,177,780
Cost of forward contract at maturity	—	—	(30,500,593)

NET INCREASE (DECREASE) IN PARTNERS’ CAPITAL RESULTING FROM OPERATIONS	$78,604,057	$(130,193,073)	$(35,739,740)

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	General	Limited
	Partner	Partners	Total

PARTNERS’ CAPITAL — December 31, 2016	$70,376,987	$837,628,741	$908,005,728

Capital contributions	—	9,707,250	9,707,250

Capital distributions	(7,720,000)	(13,489,975)	(21,209,975)

Net decrease from operations	(2,810,898)	(32,928,842)	(35,739,740)

PARTNERS’ CAPITAL — December 31, 2017	$59,846,089	$800,917,174	$860,763,263

Capital contributions	—	39,040,000	39,040,000

Capital distributions	(1,745,000)	(68,885,000)	(70,630,000)

Net decrease from operations	(9,110,326)	(121,082,747)	(130,193,073)

PARTNERS’ CAPITAL — December 31, 2018	$48,990,763	$649,989,427	$698,980,190

Capital contributions	—	40,000,000	40,000,000

Capital distributions	(14,135,000)	(159,425,000)	(173,560,000)

Net increase from operations	4,611,853	73,992,204	78,604,057

PARTNERS’ CAPITAL — December 31, 2019	$39,467,616	$604,556,631	$644,024,247

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in partners’ capital resulting from operations	$78,604,057	$(130,193,073)	$(35,739,740)
Adjustments to reconcile net increase (decrease) in partners’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains) losses from investments	(185,900,988)	(27,874,223)	768,420
Net change in unrealized appreciation - investments	131,898,804	189,452,895	77,377,962
Net change in unrealized appreciation - forward contract	—	—	(45,177,780)
Cost of forward contract at maturity	—	—	30,500,593
Purchases of investments in securities	(28,386,587)	(20,011,188)	(9,539,412)
Proceeds from sale of investments	416,063,175	79,863,534	595,064
Payment of forward contract	—	—	(165,596,093)
Amortization of loan origination fees	327,181	751,076	423,896
Changes in due to broker	—	(328,261)	(20,278,672)
Changes in interest payable	(483,427)	211,456	642,186
Changes in receivables	(19,889,744)	—	1,619,240
Changes in accounts payable	(107,987)	67,987	(497,298)

Net cash provided by (used in) operating activities	392,124,484	91,940,203	(164,901,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	40,000,000	39,040,000	9,707,250
Distributions to partners	(183,560,000)	(70,630,000)	(19,709,975)
Proceeds from long-term debt	—	—	198,497,846
Payments of long-term debt	(88,000,000)	—	—

Net cash provided by (used in) financing activities	(231,560,000)	(31,590,000)	188,495,121

NET INCREASE IN CASH	160,564,484	60,350,203	23,593,487

CASH and CASH EQUIVALENTS — Beginning of year	83,943,690	23,593,487	—

CASH and CASH EQUIVALENTS — End of year	$244,508,174	$83,943,690	$23,593,487

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2019:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Diversified:
Biglari Holdings Inc. Class A common stock (6.8%)	72,621	$43,572,600
Biglari Holdings Inc. Class B common stock (12.9%)	726,218	83,093,864
Restaurant:
Cracker Barrel Old Country Store, Inc. (47.7%)	2,000,000	307,480,000
Retail:
Tiffany & Co (7.8%)	375,000	50,118,750

TOTAL SECURITIES OWNED (cost $525,408,283) (75.2%)		$484,265,214

Percentages shown are computed based on the classification value compared to partners’ capital at December 31, 2019.

AS OF DECEMBER 31, 2018:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Diversified:
Biglari Holdings Inc. Class A common stock (6.1%)	72,621	$42,677,184
Biglari Holdings Inc. Class B common stock (11.8%)	726,218	82,483,840
Restaurant:
Cracker Barrel Old Country Store, Inc. (98.9%)	4,322,218	690,949,769
Other		1,368,670

TOTAL SECURITIES OWNED (cost $722,282,640) (117.0%)		$817,479,463

Percentages shown are computed based on the classification value compared to partners’ capital at December 31, 2018.

See notes to financial statements.

THE LION FUND II, L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

for the years eNDED December 31, 2019, 2018 and 2017

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

Receivables — The Fund’s receivable balance consists primarily of a note receivable from Fat Brands Inc. On January 29, 2019, the Fund and The Lion Fund, L.P. entered into a term loan with Fat Brands Inc. The interest rate for the term loan was 20% per annum. On March 10, 2020, Fat Brands Inc. repaid the loan in full.

As of December 31, 2019, the principal balance of the term loan with Fat Brands Inc. was $15,375,000. The Fund’s receivable balance as of December 31, 2019, also included a receivable of $3,500,000, accrued interest of $797,244 and a dividend receivable of $217,500.

Income Taxes — In accordance with federal income tax regulations, no income taxes are levied on a partnership, but rather on the individual partners. Consequently, no provision or liability for federal income taxes has been reflected in the accompanying financial statements.

There were neither liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax returns. The Fund has reviewed open tax years and has concluded that there is no significant tax liability resulting from uncertain tax provisions. 2018, 2017 and 2016 remain open for both federal and state jurisdictions.

Cash and Cash Equivalents — Any highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents. The cash and cash equivalent balances as of December 31, 2019 and 2018 represent cash held by the custodians of the Fund’s investments.

Advance Distributions — Advance distributions represent balances distributed as of year-end, which will be applied to partners’ capital as of the first of the following fiscal year. As of December 31, 2019, the Fund had advance distributions totaling $10,000,000.

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

Allocation of Net Increase (Decrease) from Operations — The Fund’s income and losses, including unrealized gains or losses and realized gains or losses from the sale of investments, are allocated to the partners in proportion to their respective capital accounts as of the end of each month.

Long-Term Debt — On June 7, 2017, the Fund entered into a $200,000,000 loan using shares of Cracker Barrel Old Country Store, Inc. as collateral. As of December 31, 2019 and 2018, the balance of the loan was $112,000,000 and $200,000,000, respectively. The Fund repaid the loan in full on March 18, 2020.

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

The General Partner is entitled to receive a performance reallocation of 25% of the increase in net assets annually. This reallocation is subject to a 6% performance hurdle rate that the Fund’s performance must exceed in order for the General Partner to be entitled to such reallocation. Additionally, this reallocation is subject to a highwater mark provision. The General Partner did not earn a performance reallocation during 2019, 2018 and 2017.

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

During the first quarter of 2018, the Fund purchased 45,302 shares of Biglari Holdings Inc. common stock at an average price paid per share of $411.73. On April 30, 2018, all of the shares of Biglari Holdings Inc. common stock held by the Fund were converted into 72,621 shares of Biglari Holdings Inc. Class A common stock and 726,218 shares of Biglari Holdings Inc. Class B common stock. There were no purchases of Biglari Holdings common stock in 2019.

The General Partner of the Fund also serves as the General Partner of The Lion Fund, L.P. The Lion Fund, L.P. is a limited partner in the Fund and is not subject to a performance reallocation. As of December 31, 2019, 2018 and 2017, Biglari Holdings, Steak n Shake and The Lion Fund, L.P. represented the limited partners in the Fund.

4.	Fair Value MeasuremenTS

Exchange-listed securities are valued at the last sale price on the principal exchange on which they are traded.

Level 1 securities in accordance with the GAAP established fair value hierarchy are based on unadjusted quoted prices in active markets for identical assets and liabilities. As of December 31, 2019 and 2018, total securities were $484,265,214 and $817,479,463, respectively. As of December 31, 2019 and 2018, derivative balances were $2,226,670 and $1,766,516, respectively. The securities and derivatives are classified as Level 1 inputs within the GAAP established hierarchy.

Level 2 securities in accordance with the GAAP established fair value hierarchy are based on observable inputs other than those included in Level 1. As of December 31, 2019, the receivable balance was $19,889,744. The receivables are classified as Level 2 inputs within the GAAP established hierarchy.

5.	Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the time of issuance of these financial statements on March 30, 2020.

6.	Financial Highlights

	2019	2018	2017

Total return before performance reallocation	11.99%	(15.32)%	(3.95)%
Performance reallocation	0.00	0.00	0.00

Total return after performance reallocation	11.99%	(15.32)%	(3.95)%

Supplemental Data
	2019	2018	2017

Annual gross partnership return	12.93%	(14.23)%	(2.83)%
Annual net partnership return	11.84%	(15.38)%	(4.00)%

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

	2019	2018	2017
Ratio to average partners’ capital:
Expenses before performance reallocation	1.01%	1.21%	1.27%
Performance reallocation	0.00	0.00	0.00

Expenses including performance reallocation	1.01%	1.21%	1.27%

Net investment income	3.45%	3.90%	3.37%

Average partners’ capital is determined using the Fund’s partners’ capital measured at the end of each month. The performance reallocation to the General Partner is not included in the net investment income ratio.

Expenses include accounting fees, interest and other expenses. Net investment income is computed as investment income from dividends and interest, less expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2020.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 30, 2020.

Signature	Title

/s/ Sardar Biglari	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Sardar Biglari

/s/ Bruce Lewis	Controller (Principal Financial and Accounting Officer)
Bruce Lewis

/s/ Philip L. Cooley	Director
Philip L. Cooley

/s/ Kenneth R. Cooper	Director
Kenneth R. Cooper

/s/ James P. Mastrian	Director
James P. Mastrian

/s/ Ruth J. Person	Director
Ruth J. Person

/s/ John G. Cardwell	Director
John G. Cardwell

INDEX TO EXHIBITS

Exhibit Number	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Controller
32.01	Section 1350 Certifications
99.01	Consent of The Lion Fund II, L.P.

The Lion Fund II Financial Statements are filed under Item 15(c).

