Form 10-K/A
period 2019-12-31
Biglari Holdings Inc.
filed 2020-04-29
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Page

PART III

PART IV

Item 15. Exhibits and Financial Statement Schedules	13
Signatures	14

i

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings”, “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2020 (the “Original Filing”). Since we are not filing our definitive proxy statement within 120 days of our fiscal year ended December 31, 2019, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the additional information included in Part III and Part IV of this Form 10-K/A. Additionally, this Form 10-K/A, except for the additional information included in Part III and Part IV, speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the Original Filing.

ii

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position with Company
Sardar Biglari(1)	42	Chairman and Chief Executive Officer

Bruce Lewis	55	Controller

(1)	Member of the Board of Directors of the Company

Our executive officers are appointed annually by the Board, or at such interim times as circumstances may require.

Directors

Our Board currently consists of six members, four of whom are independent within the meaning of the listing standards of the New York Stock Exchange. Each of our directors is elected to serve one year, or until his or her successor is duly elected and qualified, or until he or she resigns, is removed or becomes disqualified.

Name	Age	Business Experience

Sardar Biglari	42	Chairman of the Board and Chief Executive Officer of Biglari Holdings since 2008. In addition, Mr. Biglari has served as Chairman and Chief Executive Officer of Biglari Capital Corp. (“Biglari Capital”) since 2000. Biglari Capital is the general partner of The Lion Fund, L.P. and The Lion Fund II, L.P., private investment partnerships. Mr. Biglari is the sole owner of Biglari Capital. Mr. Biglari has also served as a director of CCA Industries, Inc. (“CCA Industries”), a manufacturer and marketer of health and beauty aids, from August 2011 to July 2014 and since October 2015. He also served as a director of Insignia Systems, Inc. (“Insignia Systems”), a developer and marketer of innovative point-of-purchase in-store products, programs and services, from December 2015 to March 2017, including as its Co-Chairman from January 2016 to March 2017. Mr. Biglari is an entrepreneur with extensive managerial and investing experience in a broad range of businesses.

Philip L. Cooley	76	Vice Chairman of the Board of Biglari Holdings since April 2009 and a director since March 2008. Prassel Distinguished Professor of Business at Trinity University, San Antonio, Texas, from 1985 until his retirement in May 2012. Served as an advisory director of Biglari Capital since 2000. Director of CCA Industries from August 2011 to July 2014 and since October 2015. He also served as a director of Insignia Systems from December 2015 to March 2017. Mr. Cooley has extensive business and investment knowledge and experience. He also has experience serving on the boards of directors of public companies.

Ruth J. Person	74	Director of the Corporation since 2002. Chancellor, University of Michigan-Flint, from 2008 to 2014 and Professor of Management from 2008 to present. Ms. Person has years of experience in leadership and board positions at various institutions.

Kenneth R. Cooper	75	Director of the Corporation since October 2010. Attorney in the private practice of law at the Kenneth R. Cooper Law Office since 1974, with over 40 years of legal and business experience in real estate transactions and related matters. Mr. Cooper has extensive experience in real estate, business and financial matters.

James P. Mastrian	77

Director of the Corporation since August 2012. Mr. Mastrian was the special advisor to the Chairman and Chief Executive Officer of Rite Aid Corporation from August 2007 until his retirement in August 2008. Mr. Mastrian served in a leadership role in the retail sector, has extensive marketing experience and over 40 years of experience in corporate management.

John G. Cardwell	74	Director of the Corporation since October 2019. Mr. Cardwell held various positions with Johnson Controls, Inc., a global diversified technology and industrial leader, from 1986 until his retirement in May 2008. Mr. Cardwell served in a leadership role in the manufacturing sector and has over 40 years of experience in corporate management.

Controlled Company

We are a “controlled company” within the meaning of the New York Stock Exchange rules and thus can rely on exemptions from certain corporate governance requirements. As a result, we are not required to comply with certain director independence and board committee requirements. The Company does not have a governance and nominating committee.

Code of Business Conduct and Ethics

The Corporation has adopted a Code of Conduct for all directors, officers and employees as well as directors, officers and employees of each of its subsidiaries. The Code of Conduct is available on the Corporation’s website at www.biglariholdings.com. A copy of the Code of Conduct may also be obtained at no charge by written request to the attention of the Secretary of the Corporation at 17802 IH 10 West, Suite 400, San Antonio, Texas 78257. The Corporation intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K or applicable New York Stock Exchange rules regarding any amendment to, or waiver from, a provision of the Code of Conduct, if any, either by posting such information on the Corporation’s website at www.biglariholdings.com or by filing a Current Report on Form 8-K with the SEC.

Changes to Procedures for Shareholders to Nominate Persons for Election to the Board of Directors

There were no material changes made during 2019 to the procedures by which shareholders may recommend nominees to our Board.

Audit Committee Matters

The Board has established an Audit Committee in accordance with Section 3(a)(58)A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee consists of Kenneth R. Cooper, John G. Cardwell, James P. Mastrian and Ruth J. Person. The Board has determined that each of John G. Cardwell, James P. Mastrian and Ruth J. Person meets the definition of “audit committee financial expert” as that term is used in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”). All current members of the Audit Committee meet the criteria for independence set forth in Rule 10A-3 under the Exchange Act and in Section 303A of the New York Stock Exchange Listed Company Manual.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Discussion and Analysis is designed to provide shareholders with a better understanding of our compensation philosophy, core principles, and decision-making process. It explains the compensation-related actions taken regarding the executive officers identified in the Summary Compensation Table (the “Named Executive Officers”). Details regarding the compensation we paid to the Named Executive Officers for 2019 are found in the tables and narrative that follow them.

Executive Summary

Biglari Holdings is not a conventional company. Our compensation system is idiosyncratic to Biglari Holdings. The Company is composed of two distinct components: operating businesses and investments. The Company conducts its operations through its wholly-owned subsidiaries: Steak n Shake Inc., Western Sizzlin Corporation, First Guard Insurance Company, Southern Oil Company, Southern Pioneer Property & Casualty Insurance Company and Maxim Inc. As CEO of Biglari Holdings, Mr. Biglari oversees the Company’s operating businesses. We have designed a compensation system that ties Mr. Biglari’s compensation to the performance of the operating businesses.

The Company holds its investments mainly by means of limited partner interests in The Lion Fund, L.P. and The Lion Fund II, L.P. (the “investment partnerships”). The investment partnerships are managed by Biglari Capital, a private investment firm founded and owned by Mr. Biglari. As Chairman of Biglari Capital, the general partner of these investment partnerships, he is responsible for their investment activities. The fees paid to the general partner are tied to the performance of the investment partnerships.

Compensation of Chief Executive Officer

Chief Executive Officer Compensation for Managing the Operating Businesses

In his capacity as CEO of the Company, Mr. Biglari earned $900,000 in total direct compensation for 2019. Mr. Biglari’s salary has not been increased since 2009.

Incentive Agreement

Philosophy. In designing the Company’s incentive agreement with Mr. Biglari (the “Incentive Agreement”), the Compensation Committee of the Board (the “Committee”) sought to embody the pay-for-performance ethos of the Company. The Company’s singular long-term objective is to maximize its per-share intrinsic value. The Company believes that an increase in intrinsic value will eventually be reflected in its stock price. Therefore, the Committee believes it is most appropriate to determine Mr. Biglari’s compensation for our operating businesses by reference to a return on equity methodology. Adjustments are made to the metric so that Mr. Biglari is compensated solely for the Company’s true economic gains.

Incentive Design. The Incentive Agreement establishes a performance-based annual incentive payment for Mr. Biglari contingent upon the growth in adjusted equity in each year attributable to our operating businesses. Adjustments are made to changes in shareholders’ equity so the Committee measures the Company’s economic performance and thus is unaffected by non-economic factors.

In order for Mr. Biglari to receive any incentive, our operating businesses must achieve an annual increase in shareholders’ equity in excess of 6% (the “Hurdle Rate”) above the previous highest level (the “High Water Mark”). Mr. Biglari will receive 25% of any incremental book value created above the High Water Mark plus the Hurdle Rate. In any year in which book value declines, our operating businesses must completely recover their deficit from the previous High Water Mark, along with attaining the Hurdle Rate, before Mr. Biglari becomes eligible to receive any further incentive payment.

Incentive Payout. Mr. Biglari did not receive an incentive payment for 2019 and 2018.

For 2017, Mr. Biglari received an incentive fee of $7,353,250 primarily attributable to net earnings of $50,071,000.

Our executive compensation philosophy is intended to reward and promote such long-term growth for the benefit of all shareholders.

The CEO incentive payment is reviewed by the Committee and its advisors.

Investments in The Lion Fund Investment Partnerships

The Company holds its investments mainly through limited partner interests in the investment partnerships. The general partner of the investment partnerships does not charge Biglari Holdings management fees, only a performance fee; therefore, its fees are predicated solely on investment gains, not on assets under management. Income from the investment partnerships is excluded in the calculation of Mr. Biglari’s incentive compensation under the Incentive Agreement. In other words, there is no “double dipping” with fees paid at the partnership level and then at the holding company level. The investments in the investment partnerships are more fully described under “Related Person Transactions”.

Compensation of Controller

The Committee has charged Mr. Biglari with the responsibility of reviewing and determining the compensation of other executive officers, including senior executives of the Company’s major subsidiaries. Factors considered are typically subjective, such as the executive’s performance and any changes in that executive’s functional responsibilities, which were the primary factors used in determining the compensation for the Company’s Controller, Bruce Lewis.

We may also utilize different incentive arrangements, with their terms dependent upon such elements as the economic potential or capital intensity of the business. The incentives could be large and will always be tied to the operating results for which an executive exercises authority.

Employment Agreements, Severance, and Change-in-Control Arrangements

Neither Mr. Biglari nor Mr. Lewis has a severance agreement, a change-in-control arrangement or an employment agreement with the Company and neither has been granted or holds any stock options or restricted stock awards from the Company. The Corporation does not grant any stock options or other awards.

Hedging Policy

Our executive officers and directors are prohibited from buying or selling puts or calls, or engaging in similar derivative transactions, with respect to the Company’s securities, engaging in short sales of the Company’s securities or purchasing the Company’s securities on margin.

Summary Compensation Information

The following table discloses the compensation received for the three years ended December 31, 2019 by the Corporation’s Chief Executive Officer and its Controller.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive	All Other Compensation	Total
Sardar Biglari	2019	$900,000	$—	$—	$—	$900,000
Chairman / Chief Executive Officer	2018	900,000	—	—	—	900,000
	2017	900,000	—	7,353,250	—	8,253,250

Bruce Lewis	2019	$455,000	$485,000	$—	$—	$940,000
Controller	2018	435,000	460,000	—	—	895,000
	2017	415,000	440,000	—	—	855,000

Narrative Disclosure to Summary Compensation Table

As referenced in the Compensation Discussion and Analysis section, Mr. Biglari, as CEO of the Company, oversees the property and casualty insurance, media and licensing, restaurant, and oil and gas businesses. Fees paid to entities owned by Mr. Biglari in 2019 are fully described under “Related Person Transactions”.

Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our domestic employees and the annual total compensation of Mr. Biglari, Chairman and Chief Executive Officer.

The median employee was determined using 2019 W-2 wages for all U.S. employees, and equivalent taxable compensation for all non-U.S. employees were excluded. The median employee determination included all domestic employees who were employed at December 31, 2019. The compensation of the median employee was $10,000. Our median employee works part time. Therefore, the ratio of the Chief Executive Officer’s compensation ($900,000) to the median employee (i.e., part time) was approximately 90 to 1.

Director Compensation

Directors of Biglari Holdings do not receive grants of Company stock. We do not issue stock options or restricted stock. Our view is that if directors wish to own Company stock, they, like all other shareholders, can purchase shares in the open market.

Directors of the Corporation who are employees do not receive fees for attendance at directors’ meetings. During 2019, a director who was not an employee received an annual cash retainer of $60,000, and the Chairs of the Audit and Compensation Committees each received an additional annual cash retainer of $5,000. For his role as Vice Chairman of the Board and such other duties as designated by the Board, Dr. Cooley received an annual cash retainer of $245,000. In addition, non-employee directors receive cash meeting attendance fees as follows:

•	$3,500 for each in-person Board meeting attended
•	$1,250 for each committee meeting attended in-person not held in conjunction with a Board meeting
•	$500 for each committee meeting attended held in conjunction with a Board meeting and
•	$500 for any meeting (Board or committee) in which the director participated by phone.

The following table provides compensation information for 2019 for each non-management member of the Board who served on the Board during such year.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Philip L. Cooley	$254,500	$—	$254,500
Kenneth R. Cooper	$82,500	$—	$82,500
James P. Mastrian	$66,500	$—	$66,500
Ruth J. Person	$72,500	$—	$72,500
John G. Cardwell	$10,000	$—	$10,000

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2019, the Compensation Committee of the Board consisted of Kenneth R. Cooper, Ruth J. Person and James P. Mastrian. None of these individuals has at any time been an officer or employee of the Corporation. During 2019, none of our executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board or Compensation Committee served as an executive officer.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board (the “Committee”) is currently composed of the persons identified below. The Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K/A. Based on the Committee’s review and discussions with management, it recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Submitted by the members of the Committee.

Kenneth R. Cooper, Chairman

James P. Mastrian

Ruth J. Person

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Management

The following table shows the total number of shares of our Class A and Class B common stock beneficially owned as of April 29, 2020, and the percentage of outstanding shares for (i) each director, (ii) each Named Executive Officer, and (iii) all directors and executive officers, as a group:

Name	Title of Class of Stock	Shares Beneficially Owned		Percentage of Voting Power of Class A	Percentage of Aggregate Economic Interest of Class A and Class B
Sardar Biglari	Class A	133,171	(1)	64.4%	58.4%
	Class B	1,146,959	(2)

Philip L. Cooley	Class A	744	(3)	*	*
	Class B	7,474	(4)

Ruth J. Person	Class A	51		*	*
	Class B	511

Kenneth R. Cooper	Class A	32		*	*
	Class B	321

James P. Mastrian	Class A	32	(5)	*	*
	Class B	336	(5)

John G. Cardwell	Class A	—		—	—
	Class B	—

Bruce Lewis	Class A	—		—	—
	Class B	—

Directors and executive officers as a group (7 persons)	Class A Class B	134,030 1,155,601		64.8%	58.8%

* Less than 1%

1)	Includes 36,571.7 shares owned directly by The Lion Fund, L.P., 70,937.0 shares owned directly by The Lion Fund II, L.P., 25,663.1 shares owned directly by Biglari Capital, and 0.1 share owned directly by Mr. Biglari. Mr. Biglari has the sole power to vote and dispose of the shares beneficially owned by the foregoing. Mr. Biglari disclaims beneficial ownership of the shares that he does not directly own. See also footnote 1 to the table below.
2)	Includes 365,726 shares owned directly by The Lion Fund, L.P., 709,377 shares owned directly by The Lion Fund II, L.P., 71,855 shares owned directly by Biglari Capital, and one share owned directly by Mr. Biglari. Mr. Biglari has the sole power to vote and dispose of the shares beneficially owned by the foregoing. Mr. Biglari disclaims beneficial ownership of the shares that he does not directly own.
8

3)	Includes 80.0 shares owned by Dr. Cooley’s spouse. Dr. Cooley disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
4)	Includes 814 shares owned by Dr. Cooley’s spouse. Dr. Cooley disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
5)	Shares owned by Mr. Mastrian’s spouse individually or through the Nancy A. Mastrian Trust dated September 30, 1997. Mr. Mastrian disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Security Ownership of 5% Beneficial Owners

The following table shows as of April 29, 2020, the number and percentage of outstanding shares of our Class A common stock beneficially owned by each person or entity known to be the beneficial owner of more than 5% of our Class A common stock:

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Biglari Capital Corp. 17802 IH 10 West, Suite 400 San Antonio, TX 78257	133,171 (1)	64.4%
GAMCO Investors, Inc. One Corporate Center Rye, NY 10580-1435	22,011 (2)	10.6%

1)	This information was obtained from a Schedule 13D/A filed with the SEC on November 20, 2019 by The Lion Fund, L.P., The Lion Fund II, L.P., Biglari Capital and Sardar Biglari, and the most recent Form 4 filed with the SEC by certain of the foregoing persons. In aggregate, 36,571.7 shares are directly owned by The Lion Fund, L.P., 70,937.0 shares are directly owned by The Lion Fund II, L.P., and 25,663.1 shares are owned directly by Biglari Capital. Each of Biglari Capital, as the general partner of The Lion Fund, L.P. and The Lion Fund II, L.P., and Sardar Biglari, as Chairman and Chief Executive Officer of Biglari Capital, has the sole power to vote and dispose of the shares owned by The Lion Fund, L.P. and The Lion Fund II, L.P., and Sardar Biglari has sole power to vote and dispose of the shares owned by Biglari Capital. Each of Biglari Capital and Mr. Biglari disclaims beneficial ownership of the shares that he or it does not directly own.

2)	This information was obtained from a Schedule 13D/A filed with the SEC on October 24, 2019. GAMCO Asset Management Inc. reported that it has sole voting power with respect to 16,057 shares of Class A common stock and sole dispositive power with respect to 17,147 shares of Class A common stock. Gabelli Funds, LLC reported that it has sole voting and dispositive power with respect to 3,181 shares of Class A common stock. Teton Advisors, Inc. reported that it has sole voting and dispositive power with respect to 1,638 shares of Class A common stock. MJG Associates, Inc. reported that it has sole voting and dispositive power with respect to 25 shares of Class A common stock. Gabelli Foundation, Inc. reported that it has sole voting and dispositive power with respect to 20 shares of Class A common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Biglari Holdings does not have any equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy Regarding Related Person Transactions

The Compensation Committee (the “Committee”) reviews each related person transaction (as defined below) and determines whether it will approve or ratify that transaction based on whether the transaction is in the best interests of the Company and its shareholders. Any Board member who has any interest (actual or perceived) will not be involved in the consideration.

A “related person transaction” is any transaction, arrangement or relationship in which we are a participant, the related person (defined below) had, has or will have a direct or indirect material interest and the aggregate amount involved is expected to exceed $120,000 in any calendar year. “Related person” includes (a) any person who is or was (at any time during the last fiscal year) an officer, director or nominee for election as a director; (b) any person or group who is a beneficial owner of more than 5% of our voting securities; (c) any immediate family member of a person described in provisions (a) or (b) of this sentence; or (d) any entity in which any of the foregoing persons is employed, is a partner or has a greater than 5% beneficial ownership interest.

In determining whether a related person transaction will be approved or ratified, the Committee may consider factors such as (a) the extent of the related person’s interest in the transaction; (b) the availability of other sources of comparable products or services; (c) whether the terms are competitive with terms generally available in similar transactions with persons that are not related persons; (d) the benefit to us; and (e) the aggregate value of the transaction.

Related Person Transactions

Investments in the Investment Partnerships

Since the year 2000, Mr. Biglari has served as Chairman of Biglari Capital, general partner of the investment partnerships. Biglari Capital is solely owned by Mr. Biglari.

Biglari Capital, in its capacity as general partner, receives an annual incentive reallocation for the Company’s investments in the investment partnerships equal to 25% of the net profits above a hurdle rate of 6% over the previous high-water mark. Unlike the typical arrangement in the industry, Biglari Capital does not receive any fees based on assets under management; its fees are predicated solely on investment gains.

Mr. Biglari stated in his 2015 letter to shareholders: “Our incentive system differs from that of most investment managers, whose compensation is tied to the level of assets under management. Regardless of whether an investor makes or loses money, the investment manager is guaranteed significant income. A typical manager’s incentive is to earn a return on his capital, rather than a return on his investors’ capital. In addition, a hedge fund manager may charge both a large management fee, 2% of assets, plus a significant contingent payment, 20% of profits — and usually absent a minimum hurdle rate.” The Committee agrees with this view and believes that the incentive reallocation under the terms of the investment partnership agreements is favorable.

An incentive reallocation to Biglari Capital is determined as of December 31 of each year. There were no incentive reallocations from Biglari Holdings to Biglari Capital in 2019, 2018 and 2017.

As of December 31, 2019, the Company’s investments in the investment partnerships had a fair value of $666,123,000.

During 2019, the Company made cash contributions of $40,000,000 to the investment partnerships and received cash distributions of $169,329,000 from the investment partnerships.

Services Agreement

During 2017, the Company entered into a services agreement with Biglari Enterprises LLC and Biglari Capital (collectively, the “Biglari Entities”) under which the Biglari Entities provide business and administrative related services to the Company. The services agreement has a five-year term, effective on October 1, 2017. The fixed fee of $700,000 per month can be adjusted annually. The monthly fee remained at $700,000 during 2019. The Company paid Biglari Enterprises $8,400,000 in service fees during 2019 and 2018. The services agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital by the Company. The Biglari Entities are owned by Mr. Biglari.

Services Provided by Family Members of Mr. Biglari

Shawn Biglari, Sardar Biglari’s brother, is employed in business development for Steak n Shake. Shawn Biglari received $239,039 in compensation from the Company during 2019. Ken Biglari, Sardar Biglari’s father, is a consultant to Steak n Shake. Ken Biglari received $160,000 in consulting fees from the Company during 2019.

Except as set forth above, there are no transactions that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Act.

Director Independence

The Board has determined that all of its members, other than Mr. Biglari and Dr. Cooley, are “independent” within the meaning of the listing standards of the New York Stock Exchange because none of them has, directly or indirectly, any material relationship with the Company.  The Board has made these determinations after considering the following:

1.	None of the independent directors is our officer or employee or an officer or employee of our subsidiaries or affiliates, nor has been such an officer or employee within the prior three years; further, no immediate family member of the independent directors is, or has been in the past three years, an executive officer of the Company.

2.	None of the independent directors has received, nor has an immediate family member of such directors received, during any twelve month period in the last three years, more than $120,000 in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service.

3.	None of the independent directors or any member of their immediate family is or within the past five years has been affiliated with Deloitte & Touche LLP.

4.	None of the independent directors or any member of their immediate families have within the last three years been employed as an executive officer of another company on whose compensation committee one of our present executive officers served.

5.	None of the independent directors is a current employee or has an immediate family member who is a current executive officer of a company that in any of the last three fiscal years has done business with us in an amount in excess of $1 million or 2% of such other company’s consolidated gross revenues.

6.	None of the independent directors serves as a director, trustee, executive officer or similar position of a charitable or non-profit organization to which, in any of the last three fiscal years, we or our subsidiaries made charitable contributions or payments in any single fiscal year in excess of $1 million or 2% of the organization’s consolidated gross revenues.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP has advised us of the following amounts for services for 2019 and 2018.

Type of Fee	2019	2018
Audit Fees(1)	$860,350	$815,413
Audit-Related Fees(2)	57,500	106,175
Tax Fees(3)	6,471	—
All Other Fees(4)	—	—
Total Fees	$924,321	$921,588
(1)	Audit fees include fees for services performed for the audit of our annual financial statements including services related to Section 404 of the Sarbanes-Oxley Act and review of financial statements included in our Form 10-Q filings, Form 10-K filing, registration statements, comment letters and services that are normally provided in connection with statutory or regulatory filings or engagements. Billings not finalized at time of filing are included in the year paid.
(2)	Audit-Related Fees include fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements. This includes services provided to audit Steak n Shake’s 401(k) Plan.
(3)	Deloitte & Touche LLP provided tax consulting services for a transaction during 2019.
(4)	Deloitte & Touche LLP did not provide any “other services” during the periods.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and management are required to report periodically to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. In each of 2019 and 2018, the Audit Committee pre-approved the services reported above.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this Amendment:

Exhibit Number	Description
31.01	Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2020.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 29, 2020.

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

