Form 10-Q
period 2020-03-31
Biglari Holdings Inc.
filed 2020-05-08
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Number of shares of common stock outstanding as of May 6, 2020:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,281	$67,772
Investments	81,252	44,856
Receivables	17,440	21,640
Inventories	4,001	4,674
Other current assets	6,809	6,449
Total current assets	142,783	145,391
Property and equipment	337,625	350,627
Operating lease assets	57,209	59,719
Goodwill and other intangible assets	78,780	67,389
Investment partnerships	318,689	505,542
Other assets	12,542	10,641
Total assets	$947,628	$1,139,309

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$133,840	$121,079
Current portion of operating lease liabilities	11,738	11,635
Current portion of notes payable and other borrowings	164,632	7,103
Total current liabilities	310,210	139,817
Long-term notes payable and other borrowings	80,566	263,182
Operating lease liabilities	50,345	53,271
Deferred taxes	15,689	54,230
Asset retirement obligations	9,652	10,447
Other liabilities	1,976	2,064
Total liabilities	468,438	523,011

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	381,788	381,788
Retained earnings	473,154	611,039
Accumulated other comprehensive loss	(3,122)	(2,810)
Treasury stock, at cost	(373,768)	(374,857)
Biglari Holdings Inc. shareholders’ equity	479,190	616,298
Total liabilities and shareholders’ equity	$947,628	$1,139,309

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per share amounts)

	First Quarter
	2020	2019
	(Unaudited)
Revenues
Restaurant operations	$114,144	$173,775
Insurance premiums and other	9,674	7,207
Oil and gas	11,374	—
Media and licensing	508	877
	135,700	181,859
Cost and expenses
Restaurant cost of sales	89,916	152,449
Insurance losses and underwriting expenses	6,312	5,625
Oil and gas production costs	3,076	—
Media and licensing costs	506	948
Selling, general and administrative	21,573	32,991
Impairments	10,300	1,900
Depreciation and amortization	10,062	5,471
	141,745	199,384
Other income (expenses)
Interest expense	(2,474)	(3,058)
Interest on finance leases and obligations	(1,800)	(2,009)
Gain on debt extinguishment	4,346	—
Investment partnership gains (losses)	(175,742)	34,154
Total other income (expenses)	(175,670)	29,087
Earnings (loss) before income taxes	(181,715)	11,562
Income tax expense (benefit)	(43,830)	1,744
Net earnings (loss)	$(137,885)	$9,818
Earnings per share
Net earnings (loss) per equivalent Class A share *	$(400.37)	$28.36

*Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $(80.07) for the first quarter of 2020 and $5.67 for the first quarter of 2019.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	First Quarter
	2020	2019
	(Unaudited)

Net earnings (loss)	$(137,885)	$9,818
Other comprehensive income:
Foreign currency translation	(312)	(304)
Other comprehensive income (loss), net	(312)	(304)
Total comprehensive income (loss)	$(138,197)	$9,514

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	First Quarter
	2020	2019
	(Unaudited)
Operating activities
Net earnings (loss)	$(137,885)	$9,818
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	10,062	5,471
Provision for deferred income taxes	(38,132)	(7,415)
Asset impairments and other non-cash expenses	10,548	2,139
Gains on disposal of assets	(1,272)	(185)
Gain on debt extinguishment	(4,346)	—
Investment partnership (gains) losses	175,742	(34,154)
Distributions from investment partnerships	42,300	—
Changes in receivables and inventories	7,465	7,842
Changes in other assets	1,891	53
Changes in accounts payable and accrued expenses	(15,896)	6,394
Net cash provided by (used in) operating activities	50,477	(10,037)
Investing activities
Capital expenditures	(6,473)	(3,564)
Proceeds from property and equipment disposals	1,824	320
Acquisition of business, net of cash acquired	(34,240)	—
Distributions from investment partnerships	—	40,000
Purchases of limited partner interests	(30,100)	(40,000)
Purchases of investments	(105,430)	(23,510)
Redemptions of fixed maturity securities	108,845	21,300
Net cash used in investing activities	(65,574)	(5,454)
Financing activities
Proceeds from revolving credit facility	50	—
Principal payments on long-term debt	(17,933)	(550)
Principal payments on direct financing lease obligations	(1,525)	(1,418)
Net cash used in financing activities	(19,408)	(1,968)
Effect of exchange rate changes on cash	14	(5)
Decrease in cash, cash equivalents and restricted cash	(34,491)	(17,464)
Cash, cash equivalents and restricted cash at beginning of year	70,696	55,010
Cash, cash equivalents and restricted cash at end of first quarter	$36,205	$37,546

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2019	$1,138	$381,788	$611,039	$(2,810)	$(374,857)	$616,298
Net earnings (loss)			(137,885)			(137,885)
Other comprehensive income, net				(312)		(312)
Adjustment to treasury stock for
holdings in investment partnerships					1,089	1,089
Balance at March 31, 2020	$1,138	$381,788	$473,154	$(3,122)	$(373,768)	$479,190

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2018	$1,138	$381,904	$564,160	$(2,516)	$(374,231)	$570,455
Net earnings (loss)			9,818			9,818
Adoption of accounting standards			1,499			1,499
Other comprehensive income, net				(304)		(304)
Adjustment to treasury stock for
holdings in investment partnerships					(114)	(114)
Balance at March 31, 2019	$1,138	$381,904	$575,477	$(2,820)	$(374,345)	$581,354

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(dollars in thousands, except share and per share data)

Note 1. Summary of Significant Accounting Policies

Description of Business

The accompanying unaudited consolidated financial statements of Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal recurring adjustments. The results for the interim periods shown are not necessarily indicative of results for the entire fiscal year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, Mr. Biglari’s beneficial ownership was approximately 64.4% of the Company’s outstanding Class A common stock and 55.4% of the Company’s outstanding Class B common stock.

The novel coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization, which caused governments to contain its spread, thereby significantly affecting our operating businesses beginning in March and will likely adversely affect nearly all of our operations in the second quarter. The risks and uncertainties resulting from the pandemic that may affect our future earnings, cash flows and financial condition include the nature and duration of the curtailment or closure and the long-term effect on the demand for our products and services.

Business Acquisition

On March 9, 2020, Biglari Holdings acquired the stock of Southern Pioneer Property & Casualty Insurance Company, and its agency, Southern Pioneer Insurance Agency, Inc. (collectively “Southern Pioneer”). Southern Pioneer underwrites specialty insurance products including garage liability insurance, commercial property coverage for auto dealers as well as homeowners, dwelling fire insurance and credit-related insurance coverages. The financial results for Southern Pioneer from the acquisition date to the end of the first quarter are included in the Company’s consolidated financial statements. The acquisition date fair values of assets and liabilities of Southern Pioneer are provisional and subject to revision as the related valuations are completed. Pro-forma financial information of Southern Pioneer is not material.

On September 9, 2019, a wholly-owned subsidiary of the Company, Southern Oil Company, acquired the stock of Southern Oil of Louisiana Inc. (collectively “Southern Oil”). Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico. Pro-forma financial information of Southern Oil is not material.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Steak n Shake Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western Sizzlin”), Maxim Inc. (“Maxim”), Southern Oil, First Guard Insurance Company (“First Guard”), and Southern Pioneer.  Intercompany accounts and transactions have been eliminated in consolidation.

Note 2. New Accounting Standards

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, ASU 2016-13 requires that credit losses be presented as an allowance rather than as a write-down. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-13 effective January 1, 2020. The impact of this standard is not material to the Company’s financial statements and related disclosures.

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

The following table presents shares authorized, issued and outstanding on March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

The Company has applied the “two-class method” of computing earnings per share as prescribed in ASC 260, “Earnings Per Share.”

On an equivalent Class A common stock basis, there were 620,592 shares outstanding as of March 31, 2020 and December 31, 2019. There are no dilutive securities outstanding.

For financial reporting purposes, the proportional ownership of the Company’s common stock owned by the investment partnerships is excluded in the earnings per share calculation. After giving effect for the investment partnerships’ proportional ownership of common stock, the equivalent Class A weighted average number of common shares during the first quarters of 2020 and 2019 were 344,391 and 346,223, respectively.

Note 4. Investments

Available for sale investments were $76,789 and $40,393 as of March 31, 2020 and December 31, 2019, respectively. Investments in equity securities and a related derivative position of $4,463 are also included in investments. The investments are recorded at fair value. The fair value of investments acquired with Southern Pioneer was $36,876.

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2019	$666,123	$160,581	$505,542
Investment partnership gains (losses)	(261,708)	(85,966)	(175,742)
Contributions (net of distributions) to investment partnerhips	(12,200)		(12,200)
Increase in proportionate share of Company stock held		(1,089)	1,089
Partnership interest at March 31, 2020	$392,215	$73,526	$318,689

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2018	$715,102	$157,622	$557,480
Investment partnership gains	73,096	38,942	34,154
Increase in proportionate share of Company stock held		114	(114)
Partnership interest at March 31, 2019	$788,198	$196,678	$591,520

The carrying value of the investment partnerships net of deferred taxes is presented below.

	March 31, 2020	December 31, 2019
Carrying value of investment partnerships	$318,689	$505,542
Deferred tax liability related to investment partnerships	(17,893)	(56,518)
Carrying value of investment partnerships net of deferred taxes	$300,796	$449,024

The Company’s proportionate share of Company stock held by investment partnerships at cost is $373,768 and $374,857 at March 31, 2020 and December 31, 2019, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock. Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	First Quarter
	2020	2019
Gains (losses) on investment partnership	$(175,742)	$34,154
Tax expense (benefit)	(41,383)	7,917
Net earnings (loss)	$(134,359)	$26,237

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

There were no incentive reallocations from Biglari Holdings to Biglari Capital during the first quarters of 2020 and 2019.

Note 5. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of March 31, 2020	$71,735	$393,855
Total liabilities as of March 31, 2020	$682	$27,384
Revenue for the first quarter ended March 31, 2020	$(45,894)	$(248,460)
Earnings for the first quarter ended March 31, 2020	$(45,910)	$(249,573)
Biglari Holdings’ ownership interest as of March 31, 2020	66.1%	93.1%

Total assets as of December 31, 2019	$117,135	$758,663
Total liabilities as of December 31, 2019	$158	$114,639
Revenue for the first quarter ended March 31, 2019	$19,764	$67,550
Earnings for the first quarter ended March 31, 2019	$19,748	$65,102
Biglari Holdings’ ownership interest as of March 31, 2019	66.1%	92.2%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments.

Note 6. Property and Equipment

Property and equipment is composed of the following.

	March 31, 2020	December 31, 2019
Land	$150,345	$150,147
Buildings	140,480	144,243
Land and leasehold improvements	150,861	157,141
Equipment	196,654	196,264
Oil and gas properties	78,435	77,475
Construction in progress	3,737	3,789
	720,512	729,059
Less accumulated depreciation and amortization	(382,887)	(378,432)
Property and equipment, net	$337,625	$350,627

Depletion expense related to oil and gas properties was $4,737 during the first quarter of 2020 and is included in depreciation and amortization within the consolidated statement of earnings.

The COVID-19 pandemic had an adverse effect on our restaurant operations, thereby resulting in the evaluation of company-operated restaurants for recoverability. Consequently, the Company recorded impairment charges of $10,300 for the first quarter of 2020 because of the decision to permanently close 51 Steak n Shake restaurants as well as the expected impact of the COVID-19 pandemic on the future operating performance of other company-operated restaurants. The Company recorded an impairment to long-lived assets of $1,900 in the first quarter of 2019 primarily related to Steak n Shake closed stores. The fair value of the long-lived assets was determined based on Level 3 inputs using a discounted cash flow model.

The COVID-19 pandemic has caused oil demand to significantly decrease, creating oversupplied markets, and resulting in lower commodity prices and margins. The Company evaluated the potential impact on its oil and gas properties, but concluded they were not impaired during the first quarter of 2020. However, protracted low commodity prices may require impairments in future periods.

The duration and extent of the COVID-19 pandemic cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic may lead to future impairment of long-lived assets including right of use assets. In addition, significant estimates and assumptions used in the evaluation of long-lived assets for impairment may be subject to significant adjustments in future periods.

Note 7. Goodwill and Other Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. The Company purchased Southern Pioneer on March 9, 2020. The preliminary purchase price allocation reflects goodwill of $11,865.

A reconciliation of the change in the carrying value of goodwill is as follows.

March 31, 2020
Balance at beginning of year	$40,040
Goodwill from acquisition	11,865
Change in foreign exchange rates during the first quarter of 2020	(11)
Balance at end of period	$51,894

We evaluate goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in the first quarters of 2020 or 2019.

In response to the adverse effects of the COVID-19 pandemic, we considered whether goodwill needed to be evaluated for impairment as of March 31, 2020, specifically related to goodwill for certain restaurant reporting units.  Making estimates of the fair value of reporting units at this time are significantly affected by assumptions on the severity, duration and long-term effects of the pandemic on the reporting unit’s operations.  We considered the available facts and made qualitative assessments and judgments for what we believed represent reasonably possible outcomes. Although the fair values of certain of these reporting units declined since the time that the most recent annual impairment tests were conducted, we concluded it is more likely than not that goodwill was not impaired as of March 31, 2020.  However, COVID-19 pandemic events will continue to evolve and the negative effects on our operations could prove to be worse than we currently estimate and lead us to record goodwill or indefinite-lived asset impairment charges prior to the next annual impairment review.

Other Intangible Assets

Other intangible assets are composed of the following.

	March 31, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(5,310)	$—	$5,310	$(5,178)	$132
Other	810	(796)	14	810	(792)	18
Total	6,120	(6,106)	14	6,120	(5,970)	150
Intangible assets with indefinite lives:
Trade names	15,876	—	15,876	15,876	—	15,876
Other assets with indefinite lives	10,996	—	10,996	11,323	—	11,323
Total intangible assets	$32,992	$(6,106)	$26,886	$33,319	$(5,970)	$27,349

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western Sizzlin as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years. Amortization expense for the first quarters of 2020 and 2019 was $136 and $137, respectively. The Company’s intangible assets with definite lives will fully amortize in 2020. Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	First Quarter
	2020	2019
Net sales	$104,728	$165,631
Franchise royalties and fees	5,211	6,654
Franchise partner fees	3,344	258
Other	861	1,232
	$114,144	$173,775

Net sales

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

Franchise royalties and fees

Franchise royalties and fees are composed of royalties and fees from Steak n Shake and Western Sizzlin franchisees. Royalties are based upon a percentage of sales of the franchise restaurant and are recognized as earned. Franchise royalties are billed on a monthly basis. Initial franchise fees when a new restaurant opens or at the start of a new franchise term are recorded as deferred revenue when received and recognized as revenue over the term of the franchise agreement. Our advertising arrangements with franchisees are reported in franchise royalties and fees.

Franchise partner fees

Steak n Shake is in the process of transitioning company-operated restaurants to franchise partners. The franchise agreement stipulates that the franchisee make an upfront investment totaling ten thousand dollars. Potential franchise partners are screened based on entrepreneurial attitude and ability, but they become franchise partners based on achievement. Each must meet the gold standard in service. Franchise partners are required to be hands-on operators. We limit a franchisee to a single location. As the franchisor Steak n Shake assesses a fee of up to 15% of sales as well as 50% of profits.

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

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following.

	March 31, 2020	December 31, 2019
Accounts payable	$36,289	$32,626
Gift card liability	17,063	20,745
Salaries, wages, and vacation	5,328	10,667
Taxes payable	20,030	29,275
Self-insurance accruals	21,442	11,070
Deferred revenue	25,395	10,454
Other	8,293	6,242
Accounts payable and accrued expenses	$133,840	$121,079

 Note 10. Notes Payable and Other Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	March 31, 2020	December 31, 2019
Notes payable	$159,219	$2,200
Unamortized original issue discount and debt issuance costs	(986)	(982)
Western Sizzlin revolver	50	—
Finance obligations	4,800	4,252
Finance lease liabilities	1,549	1,633
Total current portion of notes payable and other borrowings	$164,632	$7,103

Long-term notes payable and other borrowings
Notes payable	$—	$179,298
Unamortized original issue discount and debt issuance costs	—	(252)
Finance obligations	73,309	74,497
Finance leases liabilities	7,257	9,639
Total long-term notes payable and other borrowings	$80,566	$263,182

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan is scheduled to mature on March 19, 2021. As of March 31, 2020, $159,219 was outstanding. The Company is evaluating refinancing options. Alternative financing may not be available on terms commensurate with its current financing arrangement. In addition, the duration of the pandemic could have a material adverse effect on financing options or Steak n Shake’s ability to comply with the terms of its credit agreement. Biglari Holdings is not a guarantor under the credit facility.

The term loan amortizes in equal quarterly installments at an annual rate of 1.0% of the original principal amount of the term loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement. The balance will be due at maturity.

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. The interest rate on the term loan was 5.36% as of March 31, 2020.

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

The fair value of long-term debt, excluding capitalized lease obligations, was approximately $80,000 at March 31, 2020. The fair value of our debt was estimated based on quoted market prices. The fair value was determined to be a Level 3 fair value measurement.

The Company retired $21,729 of debt on February 18, 2020.

Western Sizzlin Revolver

Western Sizzlin had $50 and $0 of debt outstanding under its revolver as of March 31, 2020 and December 31, 2019, respectively.

Note 11. Leased Assets and Lease Commitments

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

Operating lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

Total lease cost consists of the following.

	First Quarter
	2020	2019
Finance lease costs:
Amortization of right-of-use assets	$479	$492
Interest on lease liabilities	178	207
Operating lease costs *	3,736	3,857
Total lease costs	$4,393	$4,556

*Includes short-term leases, variable lease costs and sublease income, which are immaterial

Supplemental cash flow information related to leases is as follows.

	First Quarter
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$413	$402
Operating cash flows from finance leases	$171	$207
Operating cash flows from operating leases	$3,993	$4,191
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$—	$1,097
Operating lease liabilities	$73	$5,570

Supplemental balance sheet information related to leases is as follows.

	March 31, 2020	December 31, 2019
Finance leases:
Property and equipment, net	$7,177	$10,783

Current portion of notes payable and other borrowings	$1,549	$1,633
Long-term notes payable and other borrowings	7,257	9,639
Total finance lease liablities	$8,806	$11,272

Weighted-average lease terms and discount rates are as follows.

March 31, 2020
Weighted-average remaining lease terms:
Finance leases	6.3 years
Operating leases	6.0 years

Weighted-average discount rates:
Finance leases	7.1%
Operating leases	6.9%

Note 11. Leased Assets and Lease Commitments (continued)

Maturities of lease liabilities as of March 31, 2020 are as follows.

Year	Operating Leases	Finance Leases
2020	$11,664	$1,587
2021	14,945	2,116
2022	12,850	1,618
2023	11,027	1,410
2024	8,884	1,374
After 2024	17,007	2,756
Total lease payments	76,377	10,861
Less interest	14,294	2,055
Total lease liabilities	$62,083	$8,806

Note 12. Accumulated Other Comprehensive Income

During the first quarters of 2020 and 2019, accumulated other comprehensive losses decreased by $312 and $304, respectively, due to changes in foreign currency translation adjustments. As of March 31, 2020 and 2019, the balances in accumulated comprehensive loss were $3,122 and $2,820, respectively. There were no reclassifications from accumulated other comprehensive income to earnings during the first quarters of 2020 and 2019.

Note 13. Income Taxes

In determining the quarterly provision for income taxes, the Company used a discrete effective tax rate method based on statutory tax rates for the first quarters of 2020 and 2019. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.

Income tax benefit for the first quarter of 2020 was $43,830 compared to an income tax expense of $1,744 for the first quarter of 2019.  The variance in income taxes between 2020 and 2019 is attributable to taxes on income generated by the investment partnerships. Investment partnership pretax losses were $175,742 during the first quarter of 2020, compared to pretax gains of $34,154 during the first quarter of 2019.

As of March 31, 2020 and December 31, 2019, we had $348 of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

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

On March 26, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. This shareholder generally alleges claims of breach of fiduciary duty by the members of our Board of Directors. This shareholder sought to enjoin the shareholder vote on April 26, 2018 to approve the dual class structure. On April 16, 2018, the shareholder withdrew the motion to enjoin the shareholder vote on April 26, 2018.

On May 17, 2018, the shareholders who filed the January 29, 2018 complaint and the March 26, 2018 complaint filed a new, consolidated complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. The shareholders generally allege claims of breach of fiduciary duty by the members of our Board of Directors and unjust enrichment to Mr. Biglari arising out of the dual class structure, including the ability to vote the Company’s shares that are eliminated for financial reporting purposes. The shareholders seek, for themselves and on behalf of all other shareholders as a class, a declaration that the defendants breached their duty to the shareholders and the class, and to recover unspecified damages, pre-judgment and post-judgment interest, and an award of their attorneys’ fees and other costs.

Note 14. Commitments and Contingencies (continued)

On December 14, 2018, the judge of the Superior Court of Hamilton County, Indiana issued an order granting the Company’s motion to dismiss the shareholders’ lawsuits. On January 11, 2019, the shareholders filed an appeal of the judge’s order dismissing the lawsuits. On December 4, 2019, the Indiana Court of Appeals issued a unanimous decision affirming the trial court’s decision to dismiss the shareholder litigation. On January 20, 2020, the shareholders filed a petition to transfer with the Indiana Supreme Court seeking review of the decision of the Court of Appeals.  The Company opposed the petition.  On April 7, 2020, the Indiana Supreme Court denied the petition to transfer. All of the cases referenced above are completed and each case was concluded in the Company’s favor.

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

Note 15. Fair Value of Financial Assets (continued)

As of March 31, 2020 and December 31, 2019, the fair values of financial assets were as follows.

	March 31, 2020				December 31, 2019

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$23,138	$—	$—	$23,138	$43,095	$—	$—	$43,095
Equity securities	5,605	5,714	—	11,319	25	6,397	—	6,422
Bonds	49,518	2,500	—	52,018	38,911	—	—	38,911
Options on equity securities	—	2,849	—	2,849	—	2,166	—	2,166
Non-qualified deferred compensation plan investments	1,541	—	—	1,541	2,175	—	—	2,175
Total assets at fair value	$79,802	$11,063	$—	$90,865	$84,206	$8,563	$—	$92,769

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 16. Related Party Transactions

Services Agreement

During 2017, the Company entered into a services agreement with Biglari Enterprises LLC and Biglari Capital Corp. (collectively, the “Biglari Entities”) under which the Biglari Entities provide services to the Company. The services agreement has a five-year term, effective on October 1, 2017. The fixed fee of $700 per month can be adjusted annually. The monthly fee will remain at $700 during 2020. The Company paid Biglari Enterprises $2,100 in service fees during the first quarter of 2020 and 2019. The services agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp. The Biglari Entities are owned by Mr. Biglari.

Incentive Agreement Amendment

The Incentive Agreement was amended on March 26, 2019 to remove the annual limitation on Mr. Biglari’s incentive compensation, as well as the requirement of Mr. Biglari to use 30% of his incentive payments to purchase shares of the Company. In connection with the amendment, the change of control and severance provisions contained in the Incentive Agreement were eliminated and the License Agreement was terminated. The amendment became effective in 2019.

Note 17. Business Segment Reporting

Our reportable business segments are organized in a manner that reflects how management views those business activities. Our restaurant operations include Steak n Shake and Western Sizzlin. Our insurance operations include First Guard and Southern Pioneer. The Company also reports segment information for Maxim and Southern Oil. Other business activities not specifically identified with reportable business segments are presented in corporate. We report our earnings from investment partnerships separate from our corporate expenses. We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are neither necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations. The tabular information that follows shows data of our reportable segments reconciled to amounts reflected in the consolidated financial statements.

Note 17. Business Segment Reporting (continued)

A disaggregation of our consolidated data for the first quarter of 2020 and 2019 is presented in the tables which follow.

	Revenue
	First Quarter
	2020	2019
Operating Businesses:
Restaurant Operations:
Steak n Shake	$111,113	$170,111
Western Sizzlin	3,031	3,664
Total Restaurant Operations	114,144	173,775

Insurance Operations:
First Guard	7,884	7,207
Southern Pioneer	1,790	—
Total Insurance Operations	9,674	7,207

Southern Oil	11,374	—

Maxim	508	877
	$135,700	$181,859

	Earnings (Losses) Before Income Taxes
	First Quarter
	2020	2019
Operating Businesses:
Restaurant Operations:
Steak n Shake	$(10,937)	$(18,858)
Western Sizzlin	37	383
Total Restaurant Operations	(10,900)	(18,475)

Insurance Operations:
First Guard	2,441	1,544
Southern Pioneer	472	—
Total Insurance Operations	2,913	1,544

Southern Oil	2,470	—

Maxim	(32)	(112)

Total Operating Businesses	(5,549)	(17,043)
Corporate and Investments:
Corporate	(2,296)	(2,491)
Investment partnership gains (losses)	(175,742)	34,154
Total Corporate and Investments	(178,038)	31,663

Interest expense on notes payable and debt extinguishment gains	1,872	(3,058)
	$(181,715)	$11,562

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

As of March 31, 2020, Mr. Biglari’s beneficial ownership was approximately 64.4% of the Company’s outstanding Class A common stock and 55.4% of the Company’s outstanding Class B common stock.

On March 9, 2020, Biglari Holdings acquired the stock of Southern Pioneer Property & Casualty Insurance Company and its agency, Southern Pioneer Insurance Agency, Inc. (collectively “Southern Pioneer”). The financial results for Southern Pioneer from the acquisition date to the end of the first quarter are included in the Company’s consolidated financial statements.

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

	First Quarter
	2020	2019
Operating businesses:
Restaurant	$(7,942)	$(13,343)
Insurance	2,316	1,216
Oil and gas	2,201	—
Media and licensing	(25)	(84)
Total operating businesses	(3,450)	(12,211)
Corporate	(1,490)	(1,914)
Investment partnership gains (losses)	(134,359)	26,237
Interest expense on notes payable and debt extinguishment	1,414	(2,294)
	$(137,885)	$9,818

Restaurant businesses include Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western Sizzlin”). Steak n Shake and Western Sizzlin are engaged in the ownership, operation, and franchising of restaurants.

Insurance businesses are composed of First Guard Insurance Company (“First Guard”) and Southern Pioneer. First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers. Southern Pioneer underwrites specialty insurance products including garage liability insurance, commercial property coverage for auto dealers as well as homeowners, dwelling fire insurance and credit-related insurance coverages.

Media and licensing business is composed of Maxim Inc. (“Maxim”).

Oil and gas business is composed of Southern Oil. Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restaurants

Steak n Shake and Western Sizzlin comprise 605 company-operated and franchise restaurants as of March 31, 2020.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company-operated	Franchise	Total
Total stores as of December 31, 2019	368	29	213	4	48	662
Corporate stores transitioned	(11)	10	1	—	—	—
Net restaurants opened (closed)	(51)	—	(6)	—	—	(57)
Total stores as of March 31, 2020	306	39	208	4	48	605

Total stores as of December 31, 2018	411	2	213	4	55	685
Corporate stores transitioned	(1)	1	—	—	—	—
Net restaurants opened (closed)	(2)	—	—	—	—	(2)
Total stores as of March 31, 2019	408	3	213	4	55	683

Most of our restaurant dining rooms were closed by March 17, 2020 with the remainder closing before the end of the first quarter because of the COVID-19 pandemic. In addition, as of March 31, 2020, 62 of the 306 company-operated stores were temporarily closed. As of March 31, 2019, 44 of the 408 company-operated stores were temporarily closed.

Earnings of our restaurant operations are summarized below.

	First Quarter
	2020		2019
Revenue
Net sales	$104,728		$165,631
Franchise royalties and fees	5,211		6,654
Franchise partner fees	3,344		258
Other revenue	861		1,232
Total revenue	114,144		173,775

Restaurant cost of sales
Cost of food	31,443	30.0%	54,977	33.2%
Restaurant operating costs	53,497	51.1%	90,795	54.8%
Occupancy costs	4,976	4.8%	6,677	4.0%
Total cost of sales	89,916		152,449

Selling, general and administrative
General and administrative	8,898	7.8%	17,101	9.8%
Marketing	8,820	7.7%	13,129	7.6%
Other expenses	284	0.2%	293	0.2%
Total selling, general and administrative	18,002	15.8%	30,523	17.6%

Impairments	10,300	9.0%	1,900	1.1%

Depreciation and amortization	5,026	4.4%	5,369	3.1%

Interest on finance leases and obligations	1,800		2,009

Earnings (loss) before income taxes	(10,900)		(18,475)

Income tax expense (benefit)	(2,958)		(5,132)

Contribution to net earnings	$(7,942)		$(13,343)

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.

General and administrative, marketing, other expenses, impairments and depreciation and amortization are expressed as a percentage of total revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The COVID-19 pandemic has adversely affected our operations and financial results. During the first quarter, we closed the dining rooms in all our restaurants. However, most of our restaurants remained open with limited operations such as takeout, drive-through, and delivery. However, the COVID-19 pandemic could cause disruptions to our supply chain. Moreover, we cannot predict how the outbreak of COVID-19 will alter the future demand of our products.

Net sales decreased by $60,903 or 36.8% during first quarter 2020 compared to 2019. Franchise royalties and fees decreased by $1,443 or 21.7% during 2020 compared to 2019.

Franchise partner fees were $3,344 during first quarter 2020 compared to $258 during 2019. As of March 31, 2020, there were 39 franchise partner units as compared to three franchise partner units as of March 31, 2019.

Cost of food decreased as a percentage of net sales by 3.2% during the first quarter of 2020 compared to 2019. The decrease is primarily attributable to fewer promotional items.

Restaurant operating costs decreased as a percentage of net sales by 3.7% during the first quarter of 2020 compared to 2019. The decrease is primarily because of reduced labor costs.

General and administrative costs decreased by $8,203 during the first quarter of 2020 compared to 2019. The lower expenses were primarily because of non-recurring settlement expenses during 2019.

Marketing expense decreased by $4,309 in the first quarter of 2020 compared to 2019 primarily driven by a reduction in television and print advertising.

Steak n Shake recorded an impairment to long-lived assets of $10,300 and $1,900 in the first quarters of 2020 and 2019, respectively. The impairments are primarily attributable to the closure of Steak n Shake stores.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Insurance

We view our insurance businesses as possessing two activities: underwriting and investing. Underwriting decisions are the responsibility of the unit managers, whereas investing decisions are the responsibility of our Chairman and CEO, Sardar Biglari. Business units are operated under separate local management.

Biglari Holdings’ insurance operations consist of First Guard and Southern Pioneer. First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers. First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone.  First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer. Southern Pioneer underwrites specialty insurance products including garage liability insurance, commercial property coverage for auto dealers as well as homeowners, dwelling fire insurance and credit-related insurance coverages. The financial results for Southern Pioneer are from the acquisition date (March 9, 2020) to the end of the quarter.

Premiums earned by the insurance group during the first quarter of 2020 were $8,842 and pre-tax underwriting gain during the first quarter of 2020 was $2,530. Premiums earned by First Guard during the first quarter of 2020 were $7,415, an increase of $554 or 8.1% compared to 2019. Pre-tax underwriting gain for First Guard during the first quarter of 2020 was $2,323, an increase of $1,122 or 93.4% compared to 2019.

Southern Pioneer’s operating results since the date of acquisition were not significant to Biglari Holdings for the quarter. However, we expect Southern Pioneer to have a major impact on our insurance results in future periods.

Earnings of our insurance operations are summarized below.

	First Quarter
	2020	2019
Premiums written	$8,842	$6,861

Insurance losses	4,174	4,175
Underwriting expenses	2,138	1,485
Pre-tax underwriting gain	2,530	1,201
Other income and expenses
Investment income and commissions	832	346
Other income (expenses)	(449)	(3)
Total other income	383	343
Earnings before income taxes	2,913	1,544
Income tax expense	597	328
Contribution to net earnings	$2,316	$1,216

	First Quarter
	2020	2019
Underwriting gain:
First Guard	$2,323	$1,201
Southern Pioneer	207	—
Pre-tax underwriting gain	$2,530	$1,201

Insurance premiums and other on the consolidated statement of earnings includes premiums earned, investment income and commissions. In the table above, investment income and commissions are included in other income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Oil and Gas

Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico. Southern Oil was acquired on September 9, 2019. Earnings for Southern Oil are summarized below.

First Quarter
2020
Oil and gas revenue	$11,374

Oil and gas production costs	3,076

Depreciation, depletion and accretion	4,868
General and administrative expenses	960

Earnings before income taxes	2,470

Income tax expense	269

Contribution to net earnings	$2,201

The COVID-19 pandemic has caused oil demand to significantly decrease, creating oversupplied markets, and resulting in lower commodity prices and margins. In response, the Company has significantly cut production and expenses. Southern Oil is a debt-free company.

Media and Licensing

Earnings of our media and licensing operations are summarized below.

	First Quarter
	2020	2019
Media and licensing revenue	$508	$877

Media and licensing costs	506	948
General and administrative expenses	34	41
Earnings (loss) before income taxes	(32)	(112)
Income tax benefit	(7)	(28)
Contribution to net earnings	$(25)	$(84)

We acquired Maxim with the idea of transforming its business model. The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Partnership Gains (Losses)

Earnings (loss) from our investments in partnerships are summarized below.

	First Quarter
	2020	2019
Investment partnership gains (losses)	$(175,742)	$34,154
Tax expense (benefit)	(41,383)	7,917
Contribution to net earnings	$(134,359)	$26,237

Investment partnership gains include gains/losses from changes in market values of underlying investments and dividends earned by the partnerships. Dividend income has a lower effective tax rate than income from capital gains. Changes in the market values of investments can be highly volatile.

The investment partnerships hold the Company’s common stock as investments. The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock even though these shares are legally outstanding. Gains and losses on Company common stock included in the earnings of the partnerships are eliminated.

Interest Expense and Debt Extinguishment

The Company’s interest expense is summarized below.

	First Quarter
	2020	2019
Interest expense on notes payable and other borrowings	$2,474	$3,058
Tax benefit	628	764
Interest expense net of tax	$1,846	$2,294

The Company recorded a gain on debt extinguishment of $4,346 ($3,260 net of tax) during the first quarter of 2020 in connection with Steak n Shake’s debt retirement of $21,729.

The outstanding balance on Steak n Shake’s credit facility on March 31, 2020 was $159,219 compared to $183,148 on March 31, 2019. The interest rate was 5.36% as of March 31, 2020 and 6.25% as of March 31, 2019.

Corporate

Corporate expenses exclude the activities in the restaurant, media and licensing, insurance, and oil and gas businesses. Corporate net losses during the first quarter of 2020 were relatively flat compared to the same period during 2019.

Income Taxes

Income tax benefit for the first quarter of 2020 was $43,830 compared to an income tax expense of $1,744 for the first quarter of 2019.  The variance in income taxes between 2020 and 2019 is attributable to taxes on income generated by the investment partnerships. Investment partnership pretax losses were $175,742 during the first quarter of 2020, compared to pretax gains of $34,154 during the first quarter of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

Consolidated cash and investments are summarized below.

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$33,281	$67,772
Investments	81,252	44,856
Fair value of interest in investment partnerships	392,215	666,123
Total cash and investments	506,748	778,751
Less: portion of Company stock held by investment partnerships	(73,526)	(160,581)
Carrying value of cash and investments on balance sheet	$433,222	$618,170

Liquidity

Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	First Quarter
	2020	2019
Net cash provided by (used in) operating activities	$50,477	$(10,037)
Net cash used in investing activities	(65,574)	(5,454)
Net cash used in financing activities	(19,408)	(1,968)
Effect of exchange rate changes on cash	14	(5)
Decrease in cash, cash equivalents and restricted cash	$(34,491)	$(17,464)

Cash provided by operating activities was $50,477 during the first quarter of 2020 compared to cash used in operating activities of $10,037 during the first quarter of 2019. The increase in cash provided by operations during 2020 compared to 2019 was primarily due to distributions from investment partnerships.

Cash used in investing activities during the first quarter of 2020 was $65,574 compared to $5,454 during the first quarter of 2019. Cash used in investing activities during the first quarter of 2020 included capital expenditures of $6,473, purchases of investments net of redemptions of fixed maturity securities of $26,685 and acquisition of business for $34,240 (net of cash acquired). Cash used in investing activities during the first quarter of 2019 included capital expenditures of $3,564 and purchases of investments net of redemptions of fixed maturity securities of $2,210.

During the first quarter of 2020 and 2019 we incurred debt payments of $19,458 and $1,968, respectively. On February 18, 2020, the Company retired $21,729 of term loan under Steak n Shake’s credit facility.

We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, cash on hand, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan is scheduled to mature on March 19, 2021. As of March 31, 2020, $159,219 was outstanding. The Company is evaluating refinancing options. Alternative financing may not be available on terms commensurate with its current financing arrangement. In addition, the duration of the pandemic could have a material adverse effect on financing options or Steak n Shake’s ability to comply with the terms of its credit agreement. Biglari Holdings is not a guarantor under the credit facility.

The term loan amortizes in equal quarterly installments at an annual rate of 1.0% of the original principal amount of the term loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement. The balance will be due at maturity.

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. The interest rate on the term loan was 5.36% as of March 31, 2020.

The credit agreement includes customary affirmative and negative covenants and events of default. As of March 31, 2020, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake.

The Company retired $21,729 of debt on February 18, 2020.

Western Sizzlin Revolver

Western Sizzlin had $50 and $0 of debt outstanding under its revolver as of March 31, 2020 and December 31, 2019, respectively.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our consolidated financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our consolidated financial statements will likely increase or decrease in the future as additional information becomes available. There have been no material changes to critical accounting policies previously disclosed in our annual report on Form 10-K for the year ended December 31, 2019.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may,” and other similar terminology. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to, the risks and uncertainties described in Item 1A, Risk Factors of our annual report on Form 10-K and Item 1A of this report. We undertake no obligation to publicly update or revise them, except as may be required by law.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $39,994 along with a corresponding change in shareholders’ equity of approximately 6%.

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. At March 31, 2020, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $1,200 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in the first quarters of 2020 and 2019.

ITEM 4.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

 Part II Other Information

Item 1.	lEGAL PROCEEDINGS

Information in response to this Item is included in Note 14 to the Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.	Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2019 to which reference is made herein. These risk factors are supplemented for the items described below. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

Epidemics, pandemics or other outbreaks, including COVID-19, could hurt our operating businesses.

The outbreak of COVID-19 has adversely affected, and in the future it or other epidemics, pandemics or outbreaks may adversely affect, our operations, including our investments. This is or may be due to closures or restrictions requested or mandated by governmental authorities, disruption to supply chains and workforce, reduction of demand for our products and services, credit losses when customers and other counterparties fail to satisfy their obligations to us, and volatility in global equity securities markets, among other factors.

Unfavorable general economic conditions may significantly reduce our operating earnings and impair our ability to access capital markets at a reasonable cost.

Our operating businesses are subject to economic conditions affecting the general economy or the specific industries in which they operate. To the extent that economic conditions in the U.S. and worldwide are depressed by the effects of COVID-19 or otherwise, one or more of our significant operations could be materially harmed. In addition, our restaurant operations utilize debt as a component of their capital structures, and depend on access to borrowed funds through the capital markets at reasonable rates. To the extent that access to the capital markets is restricted or the cost of funding increases, these operations could be adversely affected.

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

Date: May 8, 2020

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller

