Form 10-Q
period 2020-06-30
Biglari Holdings Inc.
filed 2020-08-10
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-38477

BIGLARI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Indiana	82-3784946
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

17802 IH 10 West, Suite 400 San Antonio, Texas	78257
(Address of principal executive offices)	(Zip Code)

(210) 344-3400

Registrant’s telephone number, including area code

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A, Common Stock, no par value Class B, Common Stock, no par value	BH.A BH	New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Number of shares of common stock outstanding as of August 5, 2020:

Class A common stock -	206,864
Class B common stock -	2,068,640

BIGLARI HOLDINGS INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,438	$67,772
Investments	84,785	44,856
Receivables	18,066	21,640
Inventories	3,019	4,674
Other current assets	7,213	6,449
Total current assets	149,521	145,391
Property and equipment	328,758	350,627
Operating lease assets	53,403	59,719
Goodwill and other intangible assets	75,307	67,389
Investment partnerships	369,129	505,542
Other assets	12,700	10,641
Total assets	$988,818	$1,139,309

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$129,460	$121,079
Current portion of operating lease liabilities	12,050	11,635
Current portion of notes payable and other borrowings	160,083	7,103
Total current liabilities	301,593	139,817
Long-term notes payable and other borrowings	77,927	263,182
Operating lease liabilities	46,493	53,271
Deferred taxes	28,798	54,230
Asset retirement obligations	9,772	10,447
Other liabilities	1,685	2,064
Total liabilities	466,268	523,011

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	381,788	381,788
Retained earnings	515,620	611,039
Accumulated other comprehensive loss	(2,320)	(2,810)
Treasury stock, at cost	(373,676)	(374,857)
Biglari Holdings Inc. shareholders’ equity	522,550	616,298
Total liabilities and shareholders’ equity	$988,818	$1,139,309

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per share amounts)

	Second Quarter		First Six Months
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$78,764	$160,061	$192,908	$333,836
Insurance premiums and other	14,605	7,417	24,279	14,624
Oil and gas	2,151	-	13,525	-
Media and licensing	982	865	1,490	1,742
	96,502	168,343	232,202	350,202
Cost and expenses
Restaurant cost of sales	50,759	131,750	140,675	284,199
Insurance losses and underwriting expenses	11,264	5,498	17,576	11,158
Oil and gas production costs	1,323	-	4,399	-
Media and licensing costs	437	641	943	1,589
Selling, general and administrative	19,212	25,985	40,785	58,941
Impairments	7,819	438	18,119	2,338
Depreciation and amortization	6,947	5,206	17,009	10,677
Interest expense	3,635	5,153	7,909	10,220
	101,396	174,671	247,415	379,122
Other income
Gain on debt extinguishment	1,367	-	5,713	-
Investment gains	1,509	-	1,509	-
Investment partnership gains (losses)	59,248	34,198	(116,494)	68,352
	62,124	34,198	(109,272)	68,352
Earnings (loss) before income taxes	57,230	27,870	(124,485)	39,432
Income tax expense (benefit)	14,764	5,896	(29,066)	7,640
Net earnings (loss)	$42,466	$21,974	$(95,419)	$31,792
Earnings per share
Net earnings (loss) per equivalent Class A share *	$121.51	$63.50	$(275.04)	$91.85

*Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $24.30 and $(55.01) for the second quarter and first six months of 2020, respectively, and $12.70 and $18.37 for the second quarter and first six months of 2019, respectively.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Second Quarter		First Six Months
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Net earnings (loss)	$42,466	$21,974	$(95,419)	$31,792
Other comprehensive income:
Foreign currency translation	802	196	490	(108)
Other comprehensive income (loss), net	802	196	490	(108)
Total comprehensive income (loss)	$43,268	$22,170	$(94,929)	$31,684

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	First Six Months
	2020	2019
	(Unaudited)
Operating activities
Net earnings (loss)	$(95,419)	$31,792
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	17,009	10,677
Provision for deferred income taxes	(25,062)	(12,184)
Asset impairments and other non-cash expenses	18,607	3,442
Gains on disposal of assets	(1,066)	(663)
Gain on debt extinguishment	(5,713)	-
Investment (gains) losses	(1,509)	-
Investment partnership (gains) losses	116,494	(68,352)
Distributions from investment partnerships	83,830	2,490
Changes in receivables and inventories	7,860	9,272
Changes in other assets	745	35
Changes in accounts payable and accrued expenses	(17,091)	15,196
Net cash provided by (used in) operating activities	98,685	(8,295)
Investing activities
Capital expenditures	(10,040)	(6,238)
Proceeds from property and equipment disposals	1,824	390
Acquisition of business, net of cash acquired	(34,240)	-
Distributions from investment partnerships	-	40,000
Purchases of limited partner interests	(62,730)	(40,000)
Purchases of investments	(180,819)	(56,321)
Redemptions of fixed maturity securities	182,645	53,550
Net cash used in investing activities	(103,360)	(8,619)
Financing activities
Proceeds from revolving credit facility	440	-
Principal payments on long-term debt	(22,179)	(1,100)
Principal payments on direct financing lease obligations	(2,417)	(2,884)
Net cash used in financing activities	(24,156)	(3,984)
Effect of exchange rate changes on cash	(3)	3
Decrease in cash, cash equivalents and restricted cash	(28,834)	(20,895)
Cash, cash equivalents and restricted cash at beginning of year	70,696	55,010
Cash, cash equivalents and restricted cash at end of second quarter	$41,862	$34,115

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2019	$1,138	$381,788	$611,039	$(2,810)	$(374,857)	$616,298
Net earnings (loss)			(137,885)			(137,885)
Other comprehensive income, net				(312)		(312)
Adjustment to treasury stock for
holdings in investment partnerships					1,089	1,089
Balance at March 31, 2020	$1,138	$381,788	$473,154	$(3,122)	$(373,768)	$479,190
Net earnings			42,466			42,466
Other comprehensive income, net				802		802
Adjustment to treasury stock for
holdings in investment partnerships					92	92
Balance at June 30, 2020	$1,138	$381,788	$515,620	$(2,320)	$(373,676)	$522,550

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2018	$1,138	$381,904	$564,160	$(2,516)	$(374,231)	$570,455
Net earnings			9,818			9,818
Adoption of accounting standards			1,499			1,499
Other comprehensive income, net				(304)		(304)
Adjustment to treasury stock for
holdings in investment partnerships					(114)	(114)
Balance at March 31, 2019	$1,138	$381,904	$575,477	$(2,820)	$(374,345)	$581,354
Net earnings			21,974			21,974
Other comprehensive income, net				196		196
Adjustment to treasury stock for
holdings in investment partnerships					(1,162)	(1,162)
Balance at June 30, 2019	$1,138	$381,904	$597,451	$(2,624)	$(375,507)	$602,362

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

As of June 30, 2020, Mr. Biglari’s beneficial ownership was approximately 64.4% of the Company’s outstanding Class A common stock and 55.4% of the Company’s outstanding Class B common stock.

The novel coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization, which caused governments to contain its spread, thereby significantly affecting our operating businesses beginning in March and has adversely affected nearly all of our operations in the second quarter. The risks and uncertainties resulting from the pandemic may continue to affect our future earnings, cash flows and financial condition.

Business Acquisition

On March 9, 2020, Biglari Holdings acquired the stock of Southern Pioneer Property & Casualty Insurance Company, and its agency, Southern Pioneer Insurance Agency, Inc. (collectively “Southern Pioneer”). Southern Pioneer underwrites specialty insurance products including garage liability insurance, commercial property coverage, as well as homeowners and dwelling fire insurance coverages. The financial results for Southern Pioneer from the acquisition date to the end of the second quarter are included in the Company’s consolidated financial statements. The acquisition date fair values of assets and liabilities of Southern Pioneer are provisional and subject to revision as the related valuations are completed. Pro-forma financial information of Southern Pioneer is not material.

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

Change in Presentation

Interest expense on finance leases and obligations has been combined with interest expense in the current period and has been reclassified as a component of cost and expenses in the consolidated statement of earnings. Prior period balances have been adjusted to conform to the change in presentation.

Note 2. New Accounting Standards

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, ASU 2016-13 requires that credit losses be presented as an allowance rather than as a write-down. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2019.The Company adopted ASU 2016-13 effective January 1, 2020.The impact of this standard is not material to the Company’s financial statements and related disclosures.

Note 3. Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The shares of Company stock attributable to our limited partner interest in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, the “investment partnerships”) - based on our proportional ownership during this period - are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted average common shares outstanding. However, these shares are legally outstanding.

The following table presents shares authorized, issued and outstanding on June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

The Company has applied the “two-class method” of computing earnings per share as prescribed in ASC 260, “Earnings Per Share.”

On an equivalent Class A common stock basis, there were 620,592 shares outstanding as of June 30, 2020 and December 31, 2019. There are no dilutive securities outstanding.

For financial reporting purposes, the proportional ownership of the Company’s common stock owned by the investment partnerships is excluded in the earnings per share calculation. After giving effect for the investment partnerships’ proportional ownership of common stock, the equivalent Class A weighted average number of common shares during the second quarters of 2020 and 2019 were 349,478 and 346,034, respectively. The equivalent Class A weighted average number of common shares during the first six months of 2020 and 2019 were 346,934 and 346,129, respectively.

Note 4. Investments

Available for sale investments were $80,322 and $40,393 as of June 30, 2020 and December 31, 2019, respectively.Investments in equity securities and a related derivative position of $4,463 are also included in investments. The investments are recorded at fair value. The fair value of investments acquired with Southern Pioneer was $36,876. The Company recorded $1,509 in investment gains during the second quarter of 2020.The Company did not have investment gains/losses during the first quarter of 2020 and during the first six months of 2019. Interest and dividends earned on investments are reported as other income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2019	$666,123	$160,581	$505,542
Investment partnership gains (losses)	(183,096)	(66,602)	(116,494)
Distributions (net of contributions) to investment partnerhips	(21,100)	-	(21,100)
Increase in proportionate share of Company stock held	-	(1,181)	1,181
Partnership interest at June 30, 2020	$461,927	$92,798	$369,129

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2018	$715,102	$157,622	$557,480
Investment partnership gains	54,374	(13,978)	68,352
Distributions (net of contributions) to investment partnerships	(2,490)	-	(2,490)
Increase in proportionate share of Company stock held	-	1,276	(1,276)
Partnership interest at June 30, 2019	$766,986	$144,920	$622,066

The carrying value of the investment partnerships net of deferred taxes is presented below.

	June 30, 2020	December 31, 2019
Carrying value of investment partnerships	$369,129	$505,542
Deferred tax liability related to investment partnerships	(33,182)	(56,518)
Carrying value of investment partnerships net of deferred taxes	$335,947	$449,024

The Company’s proportionate share of Company stock held by investment partnerships at cost is $373,676 and $374,857 at June 30, 2020 and December 31, 2019, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock.Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Second Quarter		First Six Months
	2020	2019	2020	2019
Gains (losses) on investment partnership	$59,248	$34,198	$(116,494)	$68,352
Tax expense (benefit)	13,883	7,944	(27,500)	15,861
Net earnings (loss)	$45,365	$26,254	$(88,994)	$52,491

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

There were no incentive reallocations from Biglari Holdings to Biglari Capital during the first six months of 2020 and 2019.

Note 5. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of June 30, 2020	$82,884	$464,710
Total liabilities as of June 30, 2020	$391	$26,343
Revenue for the first six months of 2020	$(34,461)	$(172,022)
Earnings for the first six months of 2020	$(34,495)	$(173,174)
Biglari Holdings’ ownership interest as of June 30, 2020	66.1%	92.9%

Total assets as of December 31, 2019	$117,135	$758,663
Total liabilities as of December 31, 2019	$158	$114,639
Revenue for the first six months of 2019	$121	$62,499
Earnings for the first six months of 2019	$88	$58,068
Biglari Holdings’ ownership interest as of June 30, 2019	66.1%	93.4%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments.

Note 6. Property and Equipment

Property and equipment is composed of the following.

	June 30, 2020	December 31, 2019
Land	$147,186	$150,147
Buildings	139,046	144,243
Land and leasehold improvements	144,267	157,141
Equipment	193,468	196,264
Oil and gas properties	78,586	77,475
Construction in progress	2,730	3,789
	705,283	729,059
Less accumulated depreciation and amortization	(376,525)	(378,432)
Property and equipment, net	$328,758	$350,627

Depletion expense related to oil and gas properties was $6,578 during the first six months of 2020 and is included in depreciation and amortization within the consolidated statement of earnings.

The COVID-19 pandemic had an adverse effect on our restaurant operations, thereby resulting in the evaluation of company-operated restaurants for recoverability. Consequently, the Company recorded impairment charges of $14,419 for the first six months of 2020 mainly because of the decision to permanently close some Steak n Shake restaurants as well as to close the dining rooms of all company-operated restaurants. The Company recorded an impairment to long-lived assets of $2,338 in the first six months of 2019 primarily related to Steak n Shake closed stores. The fair value of the long-lived assets was determined based on Level 3 inputs using a discounted cash flow model. Moreover, we also applied a market analysis for certain properties.

The COVID-19 pandemic has caused oil demand to significantly decrease, creating oversupplied markets, and resulting in lower commodity prices and margins. The Company evaluated the potential impact on its oil and gas properties, but concluded they were not impaired during the first six months of 2020.However, protracted low commodity prices may require impairments in future periods.

The duration and extent of the COVID-19 pandemic cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic may lead to future impairment of long-lived assets including right-of-use assets. In addition, significant estimates and assumptions used in the evaluation of long-lived assets for impairment may be subject to significant adjustments in future periods.

Note 7. Goodwill and Other Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. The Company purchased Southern Pioneer on March 9, 2020. The preliminary purchase price allocation reflects goodwill of $11,865.

A reconciliation of the change in the carrying value of goodwill is as follows.

June 30, 2020
Balance at beginning of year	$40,040
Goodwill from acquisition	11,865
Change in foreign exchange rates during the first six months of 2020	1
Balance at end of period	$51,906

We evaluate goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in the first six months of 2020 or 2019.

In response to the adverse effects of the COVID-19 pandemic, we considered whether goodwill needed to be evaluated for impairment as of June 30, 2020, specifically related to goodwill for certain restaurant reporting units. Making estimates of the fair value of reporting units at this time are significantly affected by assumptions on the severity, duration and long-term effects of the pandemic on the reporting unit’s operations. We considered the available facts and made qualitative assessments and judgments for what we believed represent reasonably possible outcomes. Although the fair values of certain of these reporting units declined since the time that the most recent annual impairment tests were conducted, we concluded it is more likely than not that goodwill was not impaired as of June 30, 2020. However, COVID-19 pandemic events will continue to evolve and the negative effects on our operations could prove to be worse than we currently estimate. The pandemic could have a negative impact on Western Sizzlin’s operations, which may require the Company to record goodwill impairment charges in future periods.

Other Intangible Assets

Other intangible assets are composed of the following.

	June 30, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(5,310)	$-	$5,310	$(5,178)	$132
Other	810	(801)	9	810	(792)	18
Total	6,120	(6,111)	9	6,120	(5,970)	150
Intangible assets with indefinite lives:
Trade names	15,876	-	15,876	15,876	-	15,876
Other assets with indefinite lives	7,516	-	7,516	11,323	-	11,323
Total intangible assets	$29,512	$(6,111)	$23,401	$33,319	$(5,970)	$27,349

Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.  During the first six months of 2020, the Company recorded impairment charges of $3,700 on lease rights related to our international restaurant operations because of the adverse effects of the COVID-19 pandemic.  The impairment and fair value were determined using Level 3 inputs and available market data. Amortization expense for the first six months of 2020 and 2019 was $141 and $274, respectively. The Company’s intangible assets with definite lives will fully amortize in 2020.

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	Second Quarter		First Six Months
	2020	2019	2020	2019
Net sales	$69,487	$152,062	$174,215	$317,693
Franchise royalties and fees	4,072	6,725	9,283	13,379
Franchise partner fees	4,537	421	7,881	679
Other	668	853	1,529	2,085
	$78,764	$160,061	$192,908	$333,836

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

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following.

	June 30, 2020	December 31, 2019
Accounts payable	$30,028	$32,626
Gift and liability	16,783	20,745
Salaries, wages, and vacation	6,715	10,667
Taxes payable	21,882	29,275
Insurance accruals	33,149	11,070
Deferred revenue	11,896	10,454
Other	9,007	6,242
Accounts payable and accrued expenses	$129,460	$121,079

Note 10. Notes Payable and Other Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	June 30, 2020	December 31, 2019
Notes payable	$153,606	$2,200
Unamortized original issue discount and debt issuance costs	(746)	(982)
Western Sizzlin revolver	440	-
Finance obligations	5,168	4,252
Finance lease liabilities	1,615	1,633
Total current portion of notes payable and other borrowings	$160,083	$7,103

Long-term notes payable and other borrowings
Notes payable	$-	$179,298
Unamortized original issue discount and debt issuance costs	-	(252)
Finance obligations	71,074	74,497
Finance leases liabilities	6,853	9,639
Total long-term notes payable and other borrowings	$77,927	$263,182

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan is scheduled to mature on March 19, 2021. As of June 30, 2020, $153,606 was outstanding. The Company is evaluating refinancing options. Alternative financing may not be available on terms commensurate with its current financing arrangement. In addition, the duration of the pandemic could have a material adverse effect on financing options or Steak n Shake’s ability to comply with the terms of its credit agreement. Biglari Holdings is not a guarantor under the credit facility.

The term loan amortizes in equal quarterly installments at an annual rate of 1.0% of the original principal amount of the term loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement. The balance will be due at maturity.

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%.The interest rate on the term loan was 4.75% as of June 30, 2020.

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

The fair value of long-term debt, excluding capitalized lease obligations, was approximately $80,000 at June 30, 2020.The fair value of our debt was estimated based on quoted market prices. The fair value was determined to be a Level 3 fair value measurement.

The Company retired $26,792 of debt during the first six months of 2020.

Interest expense is summarized as follows.

	Second Quarter		First Six Months
	2020	2019	2020	2019
Interest expense	$2,349	$3,150	$4,823	$6,208
Interest on finance leases and obligations	1,286	2,003	3,086	4,012
	$3,635	$5,153	$7,909	$10,220

Western Sizzlin Revolver

Western Sizzlin had $440 and $0 of debt outstanding under its revolver as of June 30, 2020 and December 31, 2019, respectively.

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

During the quarter, the Company negotiated lease concessions on certain lease arrangements related to the COVID-19 pandemic and has accounted for these under the ASC 842 COVID-19 Election.

Total lease cost consists of the following.

	Second Quarter		First Six Months
	2020	2019	2020	2019
Finance lease costs:
Amortization of right-of-use assets	$329	$487	$808	$979
Interest on lease liabilities	78	215	256	422
Operating lease costs *	2,489	4,003	6,225	7,860

Total lease costs	$2,896	$4,705	$7,289	$9,261

*Includes short-term leases, variable lease costs and sublease income, which are immaterial.

Supplemental cash flow information related to leases is as follows.

	First Six Months
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$733	$797
Operating cash flows from finance leases	$320	$422
Operating cash flows from operating leases	$6,863	$8,375
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$-	$1,097
Operating lease liabilities	$73	$8,919

Supplemental balance sheet information related to leases is as follows.

	June 30, 2020	December 31, 2019
Finance leases:
Property and equipment, net	$6,779	$10,783

Current portion of notes payable and other borrowings	$1,615	$1,633
Long-term notes payable and other borrowings	6,853	9,639
Total finance lease liabilities	$8,468	$11,272

Weighted-average lease terms and discount rates are as follows.

June 30, 2020
Weighted-average remaining lease terms:
Finance leases	6.1 years
Operating leases	5.9 years

Weighted-average discount rates:
Finance leases	7.1%
Operating leases	6.9%

Note 11. Leased Assets and Lease Commitments (continued)

Maturities of lease liabilities as of June 30, 2020 are as follows.

Year	Operating Leases	Finance Leases
2020	$8,357	$1,086
2021	14,607	2,135
2022	12,501	1,614
2023	10,698	1,410
2024	8,638	1,374
After 2024	16,727	2,756
Total lease payments	71,528	10,375
Less interest	12,985	1,907
Total lease liabilities	$58,543	$8,468

Note 12. Accumulated Other Comprehensive Income

During the second quarter of 2020 and 2019, accumulated other comprehensive losses decreased by $802 and $196, respectively, due to changes in foreign currency translation adjustments. During the first six months of 2020 accumulated other comprehensive losses decreased by $490 and increased by $108 during the first six months of 2019.As of June 30, 2020 and 2019, the balances in accumulated other comprehensive loss were $2,320 and $2,624, respectively. There were no reclassifications from accumulated other comprehensive income to earnings during the first six months of 2020 and 2019.

Note 13. Income Taxes

In determining the quarterly provision for income taxes, the Company used a discrete effective tax rate method based on statutory tax rates for the first six months of 2020 and 2019. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.

Income tax expense for the second quarter of 2020 was $14,764 compared to $5,896 for the second quarter of 2019. Income tax benefit for the first six months of 2020 was $29,066 compared to an income tax expense of $7,640 for the first six months of 2019.The variance in income taxes between 2020 and 2019 is attributable to taxes on income generated by the investment partnerships. Investment partnership pretax losses were $116,494 during the first six months of 2020, compared to pretax gains of $68,352 during the first six months of 2019.

As of June 30, 2020 and December 31, 2019, we had $348 of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

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

The hierarchy for measuring fair value consists of Levels 1 through 3, which are described below.

•	Level 1 - Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.

•

Level 2 - Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Pricing evaluations generally reflect discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, estimated durations and yields for other instruments of the issuer or entities in the same industry sector.

•

Level 3 - Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities and we may be unable to corroborate the related observable inputs. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities.

The following methods and assumptions were used to determine the fair value of each class of the following assets recorded at fair value in the consolidated balance sheets:

Cash equivalents: Cash equivalents primarily consist of money market funds which are classified within Levels 1 and 2 of the fair value hierarchy.

Equity securities: The Company’s investments in equity securities are classified within Levels 1 and 2 of the fair value hierarchy.

Bonds: The Company’s investments in bonds are classified within Level 1 of the fair value hierarchy.

Non-qualified deferred compensation plan investments: The assets of the non-qualified plan are set up in a rabbi trust. They represent mutual funds and publicly traded securities, each of which are classified within Level 1 of the fair value hierarchy.

Derivative instruments: Options related to equity securities are marked to market each reporting period and are classified within Level 2 of the fair value hierarchy depending on the instrument.

Note 15. Fair Value of Financial Assets (continued)

As of June 30, 2020 and December 31, 2019, the fair values of financial assets were as follows.

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$18,632	$-	$-	$18,632	$43,095	$-	$-	$43,095
Equity securities	6,178	5,800	-	11,978	25	6,397	-	6,422
Bonds	51,692	2,500	-	54,192	38,911	-	-	38,911
Options on equity securities	-	2,763	-	2,763	-	2,166	-	2,166
Non-qualified deferred
compensation plan
investments	1,257	-	-	1,257	2,175	-	-	2,175
Total assets at fair value	$77,759	$11,063	$-	$88,822	$84,206	$8,563	$-	$92,769

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 16. Related Party Transactions

Services Agreement

During 2017, the Company entered into a services agreement with Biglari Enterprises LLC and Biglari Capital Corp. (collectively, the “Biglari Entities”) under which the Biglari Entities provide services to the Company. The services agreement has a five-year term, effective on October 1, 2017. The fixed fee of $700 per month can be adjusted annually. The monthly fee will remain at $700 during 2020. The Company paid Biglari Enterprises $4,200 in service fees during the first six months of 2020 and 2019. The services agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp. The Biglari Entities are owned by Mr. Biglari.

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

Note 17. Business Segment Reporting (continued)

A disaggregation of our consolidated data for the second quarters and first six months of 2020 and 2019 is presented in the tables which follow.

	Revenue
	Second Quarter		First Six Months
	2020	2019	2020	2019
Operating Businesses:
Restaurant Operations:
Steak n Shake	$78,211	$156,006	$189,324	$326,117
Western Sizzlin	553	4,055	3,584	7,719
Total Restaurant Operations	78,764	160,061	192,908	333,836

Insurance Operations:
First Guard	7,412	7,417	15,296	14,624
Southern Pioneer	7,193	-	8,983	-
Total Insurance Operations	14,605	7,417	24,279	14,624

Southern Oil	2,151	-	13,525	-

Maxim	982	865	1,490	1,742
	$96,502	$168,343	$232,202	$350,202

	Earnings (Losses) Before Income Taxes
	Second Quarter		First Six Months
	2020	2019	2020	2019
Operating Businesses:
Restaurant Operations:
Steak n Shake	$(1,075)	$(3,057)	$(12,012)	$(21,915)
Western Sizzlin	(578)	506	(541)	889
Total Restaurant Operations	(1,653)	(2,551)	(12,553)	(21,026)

Insurance Operations:
First Guard	2,600	1,850	5,041	3,394
Southern Pioneer	468	-	940	-
Total Insurance Operations	3,068	1,850	5,981	3,394

Southern Oil	(1,707)	-	763	-

Maxim	487	176	455	64

Total Operating Businesses	195	(525)	(5,354)	(17,568)
Corporate and Investments:
Corporate	(2,740)	(2,653)	(5,036)	(5,144)
Investment gains	1,509	-	1,509	-
Investment partnership gains (losses)	59,248	34,198	(116,494)	68,352
Total Corporate and Investments	58,017	31,545	(120,021)	63,208

Interest expense and debt extinguishment gains not allocated to segments	(982)	(3,150)	890	(6,208)
	$57,230	$27,870	$(124,485)	$39,432

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

As of June 30, 2020, Mr. Biglari’s beneficial ownership was approximately 64.4% of the Company’s outstanding Class A common stock and 55.4% of the Company’s outstanding Class B common stock.

On March 9, 2020, Biglari Holdings acquired the stock of Southern Pioneer Property & Casualty Insurance Company and its agency, Southern Pioneer Insurance Agency, Inc. (collectively “Southern Pioneer”). The financial results for Southern Pioneer from the acquisition date to the end of the second quarter are included in the Company’s consolidated financial statements.

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

	Second Quarter		First Six Months
	2020	2019	2020	2019
Operating businesses:
Restaurant	$(2,527)	$(1,424)	$(10,469)	$(14,767)
Insurance	2,299	1,459	4,615	2,675
Oil and gas	(1,312)	-	889	-
Media and licensing	376	132	351	48
Total operating businesses	(1,164)	167	(4,614)	(12,044)
Corporate	(2,191)	(2,085)	(3,681)	(3,999)
Investment gains	1,192	-	1,192	-
Investment partnership gains (losses)	45,365	26,254	(88,994)	52,491
Interest expense on notes payable and debt extinguishment	(736)	(2,362)	678	(4,656)
	$42,466	$21,974	$(95,419)	$31,792

Restaurant businesses include Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western Sizzlin”).Steak n Shake and Western Sizzlin are engaged in the ownership, operation, and franchising of restaurants.

Insurance businesses are composed of First Guard Insurance Company (“First Guard”) and Southern Pioneer. First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.Southern Pioneer underwrites specialty insurance products including garage liability insurance, commercial property coverage for auto dealers as well as homeowners, dwelling fire insurance and credit-related insurance coverages.

Media and licensing business is composed of Maxim Inc. (“Maxim”).

Oil and gas business is composed of Southern Oil. Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restaurants

Steak n Shake and Western Sizzlin comprise 585 company-operated and franchise restaurants as of June 30, 2020.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company-operated	Franchise	Total
Total stores as of December 31, 2019	368	29	213	4	48	662
Corporate stores transitioned	(23)	22	1	-	-	-
Net restaurants opened (closed)	(56)	-	(13)	-	(8)	(77)
Total stores as of June 30, 2020	289	51	201	4	40	585

Total stores as of December 31, 2018	411	2	213	4	55	685
Corporate stores transitioned	(6)	6	-	-	-	-
Net restaurants opened (closed)	(106)	-	-	-	(3)	(109)
Total stores as of June 30, 2019	299	8	213	4	52	576

Most of our restaurant dining rooms were closed by March 17, 2020 with the remainder closing before the end of the first quarter because of the COVID-19 pandemic. In addition, as of June 30, 2020, 59 of the 289 company-operated Steak n Shake stores were temporarily closed. As of June 30, 2019, 103 of the 299 company-operated Steak n Shake stores were temporarily closed.

Earnings of our restaurant operations are summarized below.

	Second Quarter				First Six Months
	2020		2019		2020		2019
Revenue
Net sales	$69,487		$152,062		$174,215		$317,693
Franchise royalties and fees	4,072		6,725		9,283		13,379
Franchise partner fees	4,537		421		7,881		679
Other revenue	668		853		1,529		2,085
Total revenue	78,764		160,061		192,908		333,836

Restaurant cost of sales
Cost of food	19,929	28.7%	47,316	31.1%	51,372	29.5%	102,293	32.2%
Restaurant operating costs	26,955	38.8%	78,595	51.7%	80,452	46.2%	169,390	53.3%
Occupancy costs	3,875	5.6%	5,839	3.8%	8,851	5.1%	12,516	3.9%
Total cost of sales	50,759		131,750		140,675		284,199

Selling, general and administrative
General and administrative	9,189	11.7%	12,021	7.5%	18,087	9.4%	29,122	8.7%
Marketing .	5,695	7.2%	10,117	6.3%	14,515	7.5%	23,246	7.0%
Other expenses	983	1.2%	1,179	0.7%	1,267	0.7%	1,472	0.4%
Total selling, general and administrative	15,867	20.1%	23,317	14.6%	33,869	17.6%	53,840	16.1%

Impairments	7,819	9.9%	438	0.3%	18,119	9.4%	2,338	0.7%

Depreciation and amortization	4,686	5.9%	5,104	3.2%	9,712	5.0%	10,473	3.1%

Interest on finance leases and obligations	1,286		2,003		3,086		4,012

Earnings (loss) before income taxes	(1,653)		(2,551)		(12,553)		(21,026)

Income tax expense (benefit)	874		(1,127)		(2,084)		(6,259)

Contribution to net earnings	$(2,527)		$(1,424)		$(10,469)		$(14,767)

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.

General and administrative, marketing, other expenses, impairments and depreciation and amortization are expressed as a percentage of total revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The COVID-19 pandemic has adversely affected our operations and financial results. During the first quarter, we closed the dining rooms in all our restaurants. However, most of our restaurants remained open with limited operations such as takeout, drive-through, drive in, and delivery. Steak n Shake is seeking to reopen dining rooms with counter service. The transition to a counter-service model will require significant investments in equipment. Steak n Shake intends to fund these investments mainly by selling owned real estate via an auction process.

Net sales for the second quarter and first six months of 2020 were $69,487 and $174,215, respectively, representing a decrease of $82,575 or 54.3% and $143,478 or 45.2% over the second quarter and first six months of 2019, respectively.Franchise royalties and fees decreased by $2,653 or 39.4% during the second quarter of 2020 compared to 2019.Franchise royalties and fees decreased by $4,096 or 30.6% during the first six months of 2020 compared to 2019.Reserves were realized for franchisees who closed their stores during the pandemic.

Franchise partner fees were $4,537 during second quarter 2020 compared to $421 during 2019.Franchise partner fees were $7,881 during the first six months of 2020 compared to $679 during 2019.As of June 30, 2020, there were 51 franchise partner units compared to eight franchise partner units as of June 30, 2019.

Cost of food during the second quarter and first six months of 2020 was $19,929 or 28.7% of net sales and $51,372 or 29.5% of net sales, respectively, compared to the second quarter and first six months in 2019 of $47,316 or 31.1% and $102,293 or 32.2%, respectively. The decrease is primarily attributable to a reduced menu offering along with fewer promotions.

Restaurant operating costs during the second quarter of 2020 were $26,955 compared to $78,595 in 2019. The closure of restaurants, transition to franchise partners, and the closure of dining rooms account for the decline in restaurant operating costs. Restaurant operating costs during the first six months of 2020 were $80,452 compared to $169,390 in 2019.The decrease is primarily because of reduced labor costs.

General and administrative costs during the second quarter and first six months of 2020 were $9,189 or 11.7% of total revenues and $18,087 or 9.4% of total revenues, respectively, compared to expenses in the second quarter and first six months of 2019, which were $12,021 or 7.5% of total revenues and $29,122 or 8.7% of total revenues, respectively. The lower expenses were primarily because of non-recurring settlement expenses during 2019.

Marketing expense during the second quarter and first six months of 2020 were $5,695 or 7.2% of total revenues and $14,515 or 7.5% of total revenues, respectively, compared to expenses during the second quarter and first six months of 2019 of $10,117 or 6.3% of total revenues and $23,246 or 7.0% of total revenues, respectively. Management determined to minimize its level of marketing expenditures in the second quarter of 2020.

Our restaurants obtained one-time savings in the second quarter by negotiating with various vendors, reducing overall expenses.These reductions were derived because of the COVID-19 pandemic.

Steak n Shake recorded an impairment to long-lived assets of $7,819 and $438 in the second quarters of 2020 and 2019, respectively, and $18,119 and $2,338 during the first six months of 2020 and 2019, respectively. The impairments are primarily attributable to the closure of Steak n Shake stores.

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

Premiums earned by the insurance group during the second quarter and first six months of 2020 were $13,321 and $22,163, respectively, and pre-tax underwriting gain during the second quarter and first six months of 2020 were $2,057 and $4,587, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Earnings of our insurance operations are summarized below.

	Second Quarter		First Six Months
	2020	2019	2020	2019
Premiums written	$13,321	$7,065	$22,163	$13,926

Insurance losses	6,901	4,060	11,075	8,235
Underwriting expenses	4,363	1,438	6,501	2,923
Pre-tax underwriting gain	2,057	1,567	4,587	2,768
Other income and expenses
Investment income and commissions	1,100	352	1,932	698
Other income (expenses)	(89)	(69)	(538)	(72)
Total other income	1,011	283	1,394	626
Earnings before income taxes	3,068	1,850	5,981	3,394
Income tax expense	769	391	1,366	719
Contribution to net earnings	$2,299	$1,459	$4,615	$2,675

First Guard’s underwriting results are summarized below.

	Second Quarter		First Six Months
	2020	2019	2020	2019
Premiums written	$7,275	$7,065	$14,690	$13,926

Insurance losses	2,974	4,060	6,532	8,235
Underwriting expenses	1,748	1,438	3,282	2,923
Pre-tax underwriting gain	$2,553	$1,567	$4,876	$2,768

Southern Pioneer’s underwriting results are summarized below.

	2020
	Second Quarter	First Six Months
Premiums written	$6,046	$7,473

Insurance losses	3,927	4,543
Underwriting expenses	2,615	3,219
Pre-tax underwriting gain (loss)	$(496)	$(289)

Insurance premiums and other on the consolidated statement of earnings includes premiums earned, investment income and commissions. In the table above, investment income and commissions are included in other income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Oil and Gas

Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico. Southern Oil was acquired on September 9, 2019.Earnings for Southern Oil are summarized below.

	Second Quarter 2020	First Six Months 2020
Oil and gas revenue	$2,151	$13,525

Oil and gas production costs	1,323	4,399

Depreciation, depletion and accretion	1,979	6,847
General and administrative expenses	556	1,516

Earnings (loss) before income taxes	(1,707)	763

Income tax benefit	(395)	(126)

Contribution to net earnings	$(1,312)	$889

The COVID-19 pandemic has caused oil demand to significantly decrease, creating oversupplied markets, and resulting in lower commodity prices and margins. In response, the Company has significantly cut production and expenses. Southern Oil is a debt-free company.

Media and Licensing

Earnings of our media and licensing operations are summarized below.

	Second Quarter		First Six Months
	2020	2019	2020	2019
Media and licensing revenue	$982	$865	$1,490	$1,742

Media and licensing costs	437	641	943	1,589
General and administrative expenses	58	48	92	89
Earnings before income taxes	487	176	455	64
Income tax expense	111	44	104	16
Contribution to net earnings	$376	$132	$351	$48

We acquired Maxim with the idea of transforming its business model. The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.

Investment Gains

Investment gains were $1,192 (net of tax) during the second quarter of 2020.The Company did not have investment gains/losses during the first quarter of 2020 or the first six months of 2019.Interest and dividends earned on investments are reported as other income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized as non-operating.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Partnership Gains (Losses)

Earnings (loss) from our investments in partnerships are summarized below.

	Second Quarter		First Six Months
	2020	2019	2020	2019
Investment partnership gains (losses)	$59,248	$34,198	$(116,494)	$68,352
Tax expense (benefit)	13,883	7,944	(27,500)	15,861
Contribution to net earnings	$45,365	$26,254	$(88,994)	$52,491

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

Interest Expense and Debt Extinguishment

The Company’s interest expense is summarized below.

	Second Quarter		First Six Months
	2020	2019	2020	2019
Interest expense on notes payable and other borrowings	$2,349	$3,150	$4,823	$6,208
Tax benefit	588	788	1,216	1,552
Interest expense net of tax	$1,761	$2,362	$3,607	$4,656

The Company recorded a gain on debt extinguishment of $1,367 ($1,025 net of tax) during the second quarter of 2020 in connection with Steak n Shake’s debt retirement of $5,063. During the first quarter of 2020, the Company recorded a gain on debt extinguishment of $4,346 ($3,260 net of tax) in connection with Steak n Shake’s debt retirement of $21,729.

The outstanding balance on Steak n Shake’s credit facility on June 30, 2020 was $153,606 compared to $182,598 on June 30, 2019.The interest rate was 4.75% as of June 30, 2020 and 6.19% as of June 30, 2019.

Corporate

Corporate expenses exclude the activities in the restaurant, media and licensing, insurance, and oil and gas businesses. Corporate net losses during the second quarter and first six months of 2020 were relatively flat compared to the same period during 2019.

Income Taxes

Income tax expense for the second quarter of 2020 was $14,764 compared to $5,896 for the second quarter of 2019. Income tax benefit for the first six months of 2020 was $29,066 compared to an income tax expense of $7,640 for the first six months of 2019.The variance in income taxes between 2020 and 2019 is attributable to taxes on income generated by the investment partnerships. Investment partnership pretax losses were $116,494 during the first six months of 2020, compared to pretax gains of $68,352 during the first six months of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

Consolidated cash and investments are summarized below.

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$36,438	$67,772
Investments	84,785	44,856
Fair value of interest in investment partnerships	461,927	666,123
Total cash and investments	583,150	778,751
Less: portion of Company stock held by investment partnerships	(92,798)	(160,581)
Carrying value of cash and investments on balance sheet	$490,352	$618,170

Liquidity

Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	First Six Months
	2020	2019
Net cash provided by (used in) operating activities	$98,685	$(8,295)
Net cash used in investing activities	(103,360)	(8,619)
Net cash used in financing activities	(24,156)	(3,984)
Effect of exchange rate changes on cash	(3)	3
Decrease in cash, cash equivalents and restricted cash	$(28,834)	$(20,895)

Cash provided by operating activities was $98,685 during the first six months of 2020 compared to cash used in operating activities of $8,295 during the first six months of 2019. The increase in cash provided by operations during 2020 compared to 2019 was primarily due to distributions from investment partnerships.

Cash used in investing activities during the first six months of 2020 was $103,360 compared to $8,619 during the first six months of 2019.  Cash used in investing activities during the first six months of 2020 included capital expenditures of $10,040, purchases of investments net of redemptions of fixed maturity securities of $60,904 and acquisition of business for $34,240 (net of cash acquired).  Cash used in investing activities during the first six months of 2019 included capital expenditures of $6,238 and purchases of investments net of redemptions of fixed maturity securities of $2,771.

During the first six months of 2020 and 2019 we incurred debt payments of $24,596 and $3,984, respectively.  During the first six months of 2020, the Company retired $26,792 of term loan under Steak n Shake’s credit facility.

We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, cash on hand, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan is scheduled to mature on March 19, 2021. As of June 30, 2020, $153,606 was outstanding. The Company is evaluating refinancing options. Alternative financing may not be available on terms commensurate with its current financing arrangement. In addition, the duration of the pandemic could have a material adverse effect on financing options or Steak n Shake’s ability to comply with the terms of its credit agreement. Biglari Holdings is not a guarantor under the credit facility.

The term loan amortizes in equal quarterly installments at an annual rate of 1.0% of the original principal amount of the term loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement. The balance will be due at maturity.

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%.The interest rate on the term loan was 4.75% as of June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The credit agreement includes customary affirmative and negative covenants and events of default. As of June 30, 2020, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake.

The Company retired $26,792 of debt during the first six months of 2020.

Western Sizzlin Revolver

Western Sizzlin had $440 and $0 of debt outstanding under its revolver as of June 30, 2020 and December 31, 2019, respectively.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $45,391 along with a corresponding change in shareholders’ equity of approximately 7%.

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. At June 30, 2020, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $1,000 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in the first six months of 2020 and 2019.

ITEM 4. Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information in response to this Item is included in Note 14 to the Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

104	Cover page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

_____________________

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biglari Holdings inc.

Date: August 7, 2020	By:	/s/ Bruce Lewis
Bruce Lewis
Controller

