Form 10-Q
period 2020-09-30
Biglari Holdings Inc.
filed 2020-11-09
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-38477

BIGLARI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Indiana	82-3784946
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

17802 IH 10 West, Suite 400 San Antonio, TX	78257
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of November 3, 2020:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

 (dollars in thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,164	$67,772
Investments	85,082	44,856
Receivables	16,151	21,640
Inventories	2,908	4,674
Other current assets	5,622	6,449
Total current assets	142,927	145,391
Property and equipment	320,966	350,627
Operating lease assets	46,345	59,719
Goodwill and other intangible assets	75,656	67,389
Investment partnerships	383,670	505,542
Other assets	14,037	10,641
Total assets	$983,601	$1,139,309

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$117,888	$121,079
Current portion of operating lease liabilities	10,671	11,635
Current portion of notes payable and other borrowings	159,631	7,103
Total current liabilities	288,190	139,817
Long-term notes payable and other borrowings	76,099	263,182
Operating lease liabilities	39,865	53,271
Deferred taxes	30,130	54,230
Asset retirement obligations	9,896	10,447
Other liabilities	1,203	2,064
Total liabilities	445,383	523,011

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	381,788	381,788
Retained earnings	536,721	611,039
Accumulated other comprehensive loss	(1,976)	(2,810)
Treasury stock, at cost	(379,453)	(374,857)
Biglari Holdings Inc. shareholders’ equity	538,218	616,298
Total liabilities and shareholders’ equity	$983,601	$1,139,309

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

 (dollars in thousands except per share amounts)

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$79,674	$145,111	$272,582	$478,947
Insurance premiums and other	14,413	7,681	38,692	22,305
Oil and gas	6,029	6,500	19,554	6,500
Media and licensing	1,719	924	3,209	2,666
	101,835	160,216	334,037	510,418
Cost and expenses
Restaurant cost of sales	54,062	113,398	194,737	397,597
Insurance losses and underwriting expenses	11,290	5,242	28,866	16,400
Oil and gas production costs	2,171	2,595	6,570	2,595
Media and licensing costs	548	514	1,491	2,103
Selling, general and administrative	19,902	22,930	60,687	81,871
Impairments	3,698	5,079	21,817	7,417
Depreciation and amortization	7,275	7,514	24,284	18,191
Interest expense	3,743	5,024	11,652	15,244
	102,689	162,296	350,104	541,418
Other income
Gain on debt extinguishment	-	-	5,713	-
Investment gains	354	-	1,863	-
Investment partnership gains (losses)	27,218	1,449	(89,276)	69,801
	27,572	1,449	(81,700)	69,801
Earnings (loss) before income taxes	26,718	(631)	(97,767)	38,801
Income tax expense (benefit)	5,617	(614)	(23,449)	7,026
Net earnings (loss)	$21,101	$(17)	$(74,318)	$31,775
Earnings per share
Net earnings (loss) per equivalent Class A share *	$60.07	$(0.05)	$(213.31)	$92.04

*Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $12.01 and $(42.66) for the third quarter and first nine months of 2020, respectively, and $(0.01) and $18.41 for the third quarter and first nine months of 2019, respectively.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net earnings (loss)	$21,101	$(17)	$(74,318)	$31,775
Other comprehensive income (loss):
Foreign currency translation	344	(628)	834	(736)
Other comprehensive income (loss), net	344	(628)	834	(736)
Total comprehensive income (loss)	$21,445	$(645)	$(73,484)	$31,039

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	First Nine Months
	2020	2019
	(Unaudited)
Operating activities
Net earnings (loss)	$(74,318)	$31,775
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	24,284	18,191
Provision for deferred income taxes	(23,755)	(35,902)
Asset impairments and other non-cash expenses	22,545	8,105
(Gains) losses on disposal of assets	(1,251)	200
Gain on debt extinguishment	(5,713)	-
Investment gains	(1,863)	-
Investment partnership (gains) losses	89,276	(69,801)
Distributions from investment partnerships	97,330	64,329
Changes in receivables and inventories	9,964	8,817
Changes in other assets	955	(1,241)
Changes in accounts payable and accrued expenses	(31,087)	15,386
Net cash provided by operating activities	106,367	39,859
Investing activities
Capital expenditures	(13,297)	(8,357)
Proceeds from property and equipment disposals	3,914	815
Acquisition of business, net of cash acquired	(34,240)	(51,057)
Distributions from investment partnerships	-	40,000
Purchases of limited partner interests	(69,330)	(40,000)
Purchases of investments	(240,351)	(91,927)
Redemptions of fixed maturity securities	241,223	87,250
Net cash used in investing activities	(112,081)	(63,276)
Financing activities
Proceeds from revolving credit facility	500	-
Principal payments on long-term debt	(22,729)	(1,650)
Principal payments on direct financing lease obligations	(4,152)	(4,353)
Net cash used in financing activities	(26,381)	(6,003)
Effect of exchange rate changes on cash	(13)	(29)
Decrease in cash, cash equivalents and restricted cash	(32,108)	(29,449)
Cash, cash equivalents and restricted cash at beginning of year	70,696	55,010
Cash, cash equivalents and restricted cash at end of third quarter	$38,588	$25,561

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

	Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2019	$1,138	$381,788	$611,039	$(2,810)	$(374,857)	$616,298
Net earnings (loss)			(137,885)			(137,885)
Other comprehensive income, net				(312)		(312)
Adjustment to treasury stock for holdings in investment partnerships					1,089	1,089
Balance at March 31, 2020	$1,138	$381,788	$473,154	$(3,122)	$(373,768)	$479,190
Net earnings			42,466			42,466
Other comprehensive income, net				802		802
Adjustment to treasury stock for holdings in investment partnerships					92	92
Balance at June 30, 2020	$1,138	$381,788	$515,620	$(2,320)	$(373,676)	$522,550
Net earnings			21,101			21,101
Other comprehensive income, net				344		344
Adjustment to treasury stock for holdings in investment partnerships					(5,777)	(5,777)
Balance at September 30, 2020	$1,138	$381,788	$536,721	$(1,976)	$(379,453)	$538,218

	Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2018	$1,138	$381,904	$564,160	$(2,516)	$(374,231)	$570,455
Net earnings			9,818			9,818
Adoption of accounting standards			1,499			1,499
Other comprehensive income, net				(304)		(304)
Adjustment to treasury stock for holdings in investment partnerships					(114)	(114)
Balance at March 31, 2019	$1,138	$381,904	$575,477	$(2,820)	$(374,345)	$581,354
Net earnings			21,974			21,974
Other comprehensive income, net				196		196
Adjustment to treasury stock for holdings in investment partnerships					(1,162)	(1,162)
Balance at June 30, 2019	$1,138	$381,904	$597,451	$(2,624)	$(375,507)	$602,362
Net earnings (loss)			(17)			(17)
Other comprehensive income, net				(628)		(628)
Adjustment to treasury stock for holdings in investment partnerships					(197)	(197)
Balance at September 30, 2019	$1,138	$381,904	$597,434	$(3,252)	$(375,704)	$601,520

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

As of September 30, 2020, Mr. Biglari’s beneficial ownership was approximately 66.30% of the Company’s outstanding Class A common stock and 56.60% of the Company’s outstanding Class B common stock.

The novel coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization, which caused governments to contain its spread, thereby significantly affecting our operating businesses beginning in March and adversely affecting nearly all of our operations during the second and third quarters.

Our restaurants were required to close their dining rooms during the first quarter.  In order to reopen the dining rooms profitably, Steak n Shake will require funds for capital expenditures, which are limited under its current debt agreement. The purpose of the capital spending is to convert Steak n Shake’s full-service model into a self-service one.  In addition, our restaurants have incurred costs to ensure compliance with health and safety standards in response to COVID-19.

The COVID-19 pandemic has caused oil demand to decrease significantly, creating oversupplied markets that have resulted in lower commodity prices and margins. In response, the Company has significantly cut production and expenses in its oil and gas business.

The risks and uncertainties resulting from the pandemic may continue to affect our future earnings, cash flows and financial condition.

Business Acquisition

On March 9, 2020, Biglari Holdings acquired the stock of Southern Pioneer Property & Casualty Insurance Company, and its agency, Southern Pioneer Insurance Agency, Inc. (collectively “Southern Pioneer”). Southern Pioneer underwrites specialty insurance products including garage liability insurance, commercial property coverage, as well as homeowners and dwelling fire insurance coverages. The financial results for Southern Pioneer from the acquisition date to the end of the third quarter are included in the Company’s consolidated financial statements.  The acquisition date fair values of assets and liabilities of Southern Pioneer are provisional and subject to revision as the related valuations are completed.  Pro-forma financial information of Southern Pioneer is not material.

On September 9, 2019, a wholly-owned subsidiary of the Company, Southern Oil Company, acquired the stock of Southern Oil of Louisiana Inc. (collectively “Southern Oil”). Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico.  Pro-forma financial information of Southern Oil is not material.

Note 1. Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Steak n Shake Inc, Western Sizzlin Corporation, Maxim Inc., Southern Oil, First Guard Insurance Company, and Southern Pioneer.  Intercompany accounts and transactions have been eliminated in consolidation.

Change in Presentation

Interest expense on finance leases and obligations has been combined with interest expense in 2020 and reclassified as a component of cost and expenses in the consolidated statement of earnings.  Prior period balances have been adjusted to conform to the change in presentation.

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

The following table presents shares authorized, issued and outstanding on September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

The Company has applied the “two-class method” of computing earnings per share as prescribed in ASC 260, “Earnings Per Share.”

On an equivalent Class A common stock basis, there were 620,592 shares outstanding as of September 30, 2020 and December 31, 2019.  There are no dilutive securities outstanding.

For financial reporting purposes, the proportional ownership of the Company’s common stock owned by the investment partnerships is excluded in the earnings per share calculation. After giving effect for the investment partnerships’ proportional ownership of common stock, the equivalent Class A weighted average number of common shares during the third quarters of 2020 and 2019 were 351,288 and 343,519, respectively.  The equivalent Class A weighted average number of common shares during the first nine months of 2020 and 2019 were 348,396 and 345,249, respectively.

Note 4. Investments

Available for sale investments were $80,619 and $40,393 as of September 30, 2020 and December 31, 2019, respectively.  Investments in equity securities and a related derivative position of $4,463 are also included in investments.  The investments are recorded at fair value.  The fair value of investments acquired with Southern Pioneer was $36,876.  The Company recorded $354 and $1,863 in investment gains during the third quarter and first nine months of 2020, respectively.  The Company did not have investment gains/losses during the first quarter of 2020 and during the first nine months of 2019.   Interest and dividends earned on investments are reported as other income by our insurance companies.  We consider investment income as a component of our aggregate insurance operating results.  However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2019	$666,123	$160,581	$505,542
Investment partnership gains (losses)	(123,524)	(34,248)	(89,276)
Distributions (net of contributions) to investment partnerships	(28,000)	-	(28,000)
Increase in proportionate share of Company stock held	-	4,596	(4,596)
Partnership interest at September 30, 2020	$514,599	$130,929	$383,670

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2018	$715,102	$157,622	$557,480
Investment partnership gains (losses)	63,419	(6,382)	69,801
Distributions (net of contributions) to investment partnerships	(64,329)	-	(64,329)
Increase in proportionate share of Company stock held	-	1,473	(1,473)
Partnership interest at September 30, 2019	$714,192	$152,713	$561,479

The carrying value of the investment partnerships net of deferred taxes is presented below.

	September 30, 2020	December 31, 2019
Carrying value of investment partnerships	$383,670	$505,542
Deferred tax liability related to investment partnerships	(38,313)	(56,518)
Carrying value of investment partnerships net of deferred taxes	$345,357	$449,024

The Company’s proportionate share of Company stock held by investment partnerships at cost is $379,453 and $374,857 at September 30, 2020 and December 31, 2019, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Gains (losses) on investment partnership	$27,218	$1,449	$(89,276)	$69,801
Tax expense (benefit)	6,163	49	(21,337)	15,910
Net earnings (loss)	$21,055	$1,400	$(67,939)	$53,891

Note 5. Investment Partnerships (continued)

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

There were no incentive reallocations from Biglari Holdings to Biglari Capital during the first nine months of 2020 and 2019.

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of September 30, 2020	$98,041	$497,761
Total liabilities as of September 30, 2020	$120	$27,768
Revenue for the first nine months of 2020	$(18,941)	$(119,644)
Earnings for the first nine months of 2020	$(18,992)	$(120,849)
Biglari Holdings' ownership interest as of September 30, 2020	66.20%	95.30%

Total assets as of December 31, 2019	$117,135	$758,663
Total liabilities as of December 31, 2019	$158	$114,639
Revenue for the first nine months of 2019	$3,332	$71,578
Earnings for the first nine months of 2019	$3,278	$65,637
Biglari Holdings' ownership interest as of September 30, 2019	66.10%	93.50%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments.

Note 6. Property and Equipment

Property and equipment is composed of the following.

	September 30, 2020	December 31, 2019
Land	$143,839	$150,147
Buildings	139,320	144,243
Land and leasehold improvements	140,940	157,141
Equipment	192,201	196,264
Oil and gas properties	75,853	77,475
Construction in progress	1,036	3,789
	693,189	729,059
Less accumulated depreciation and amortization	(372,223)	(378,432)
Property and equipment, net	$320,966	$350,627

Depletion expense related to oil and gas properties was $9,249 during the first nine months of 2020 and is included in depreciation and amortization in the consolidated statement of earnings.

The COVID-19 pandemic had an adverse effect on our restaurant operations, thereby resulting in the evaluation of company-operated restaurants for recoverability. Consequently, the Company recorded impairment charges of $3,698 in the third quarter of 2020 and $18,117 in the first nine months of 2020 mainly because of the decision to permanently close some Steak n Shake restaurants as well as to close the dining rooms of all company-operated restaurants.  The Company recorded an impairment to long-lived assets of $5,079 in the third quarter of 2019 and $7,417 in the first nine months of 2019 primarily related to Steak n Shake closed stores.  The fair value of the long-lived assets was determined based on Level 3 inputs using a discounted cash flow model.  Moreover, we also applied a market analysis for certain properties.

Note 6. Property and Equipment (continued)

The COVID-19 pandemic has caused oil demand to decrease significantly, creating oversupplied markets that have resulted in lower commodity prices and margins. The Company evaluated the potential impact on its oil and gas properties, but concluded they were not impaired during the first nine months of 2020.  However, protracted low commodity prices may require impairments in future periods.

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

A reconciliation of the change in the carrying value of goodwill is as follows.

September 30, 2020
Balance at beginning of year	$40,040
Goodwill from acquisition	11,865
Change in foreign exchange rates during the first nine months of 2020	27
Balance at end of period	$51,932

We evaluate goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in the first nine months of 2020 or 2019.

In response to the adverse effects of the COVID-19 pandemic, we considered whether goodwill needed to be evaluated for impairment as of September 30, 2020, specifically related to goodwill for certain restaurant reporting units.  Making estimates of the fair value of reporting units at this time are significantly affected by assumptions on the severity, duration and long-term effects of the pandemic on the reporting unit’s operations.  We considered the available facts and made qualitative assessments and judgments for what we believed represent reasonably possible outcomes. Although the fair values of certain of these reporting units declined since the time that the most recent annual impairment tests were conducted, we concluded it is more likely than not that goodwill was not impaired as of September 30, 2020.  However, COVID-19 pandemic events will continue to evolve and the negative effects on our operations could prove to be worse than we currently estimate.  The Company may record goodwill impairment charges in future periods.

 Note 7. Goodwill and Other Intangible Assets (continued)

Other Intangible Assets

Other intangible assets are composed of the following.

	September 30, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(5,310)	$-	$5,310	$(5,178)	$132
Other	810	(810)	-	810	(792)	18
Total	6,120	(6,120)	-	6,120	(5,970)	150
Intangible assets with indefinite lives:
Trade names	15,876	-	15,876	15,876	-	15,876
Other assets with indefinite lives	7,848	-	7,848	11,323	-	11,323
Total intangible assets	$29,844	$(6,120)	$23,724	$33,319	$(5,970)	$27,349

Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.  During the first nine months of 2020, the Company recorded impairment charges of $3,700 on lease rights related to our international restaurant operations because of the adverse effects of the COVID-19 pandemic.  The impairment and fair value were determined using Level 3 inputs and available market data.  Amortization expense for the first nine months of 2020 and 2019 was $150 and $412, respectively. The Company’s intangible assets with definite lives are fully amortized.

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Net sales	$67,617	$136,651	$241,832	$454,344
Franchise royalties and fees	4,421	6,638	13,704	20,017
Franchise partner fees	6,894	989	14,775	1,668
Other	742	833	2,271	2,918
	$79,674	$145,111	$272,582	$478,947

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

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following.

	September 30, 2020	December 31, 2019
Accounts payable	$26,546	$32,626
Gift card and other marketing	19,762	23,787
Salaries and wages	8,441	10,667
Taxes payable	14,497	29,275
Insurance accruals	32,091	11,418
Deferred revenue	10,905	10,454
Other	5,646	2,852
Accounts payable and accrued expenses	$117,888	$121,079

Note 10. Notes Payable and Other Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	September 30, 2020	December 31, 2019
Notes payable	$153,056	$2,200
Unamortized original issue discount and debt issuance costs	(506)	(982)
Western Sizzlin revolver	500	-
Finance obligations	4,948	4,252
Finance lease liabilities	1,633	1,633
Total current portion of notes payable and other borrowings	$159,631	$7,103

Long-term notes payable and other borrowings
Notes payable	$-	$179,298
Unamortized original issue discount and debt issuance costs	-	(252)
Finance obligations	69,663	74,497
Finance leases liabilities	6,436	9,639
Total long-term notes payable and other borrowings	$76,099	$263,182

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement that provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan is scheduled to mature on March 19, 2021. As of September 30, 2020, $153,056 was outstanding. Biglari Holdings is not a guarantor under the credit facility and has no plans to provide a guarantee to the term loan lenders. Absent a resolution with the lenders, Steak n Shake may need to seek refinancing options, which may not be available.  In addition, the duration of the pandemic could have a material adverse effect on financing options or Steak n Shake’s ability to comply with the terms of its credit agreement.

The term loan amortizes in equal quarterly installments at an annual rate of 1.00% of the original principal amount of the term loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement. The balance will be due at maturity.

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%.  The interest rate on the term loan was 4.75% as of September 30, 2020.

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

The fair value of long-term debt, excluding capitalized lease obligations, was approximately $80,000 at September 30, 2020.  The fair value of our debt was estimated based on quoted market prices. The fair value was determined to be a Level 3 fair value measurement.

The Company retired $26,792 of debt during the first nine months of 2020.

Interest expense is summarized as follows.

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Interest expense	$2,150	$3,090	$6,973	$9,298
Interest on finance leases and obligations	1,593	1,934	4,679	5,946
	$3,743	$5,024	$11,652	$15,244

Western Sizzlin Revolver

Western Sizzlin had $500 and $0 of debt outstanding under its revolver as of September 30, 2020 and December 31, 2019, respectively. Western Sizzlin reduced its revolver to $0 on October 30, 2020.

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

During 2020, the Company negotiated lease concessions on certain lease arrangements related to the COVID-19 pandemic and has accounted for these under the ASC 842 COVID-19 Election.

Total lease cost consists of the following.

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Finance lease costs:
Amortization of right-of-use assets	$279	$487	$1,087	$1,466
Interest on lease liabilities	136	208	392	630
Operating lease costs *	2,096	4,445	8,321	12,305
Total lease costs	$2,511	$5,140	$9,800	$14,401

*Includes short-term leases, variable lease costs and sublease income, which are immaterial.

Note 11. Leased Assets and Lease Commitments (continued)

Supplemental cash flow information related to leases is as follows.

	First Nine Months
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,132	$1,201
Operating cash flows from finance leases	$463	$630
Operating cash flows from operating leases	$10,382	$12,558
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$-	$1,097
Operating lease liabilities	$73	$11,069

Supplemental balance sheet information related to leases is as follows.

	September 30, 2020	December 31, 2019
Finance leases:
Property and equipment, net	$6,476	$10,783

Current portion of notes payable and other borrowings	$1,633	$1,633
Long-term notes payable and other borrowings	6,436	9,639
Total finance lease liablities	$8,069	$11,272

Weighted-average lease terms and discount rates are as follows.

September 30, 2020
Weighted-average remaining lease terms:
Finance leases	5.8 years
Operating leases	5.8 years

Weighted-average discount rates:
Finance leases	7.10%
Operating leases	6.90%

Maturities of lease liabilities as of September 30, 2020 are as follows.

Year	Operating Leases	Finance Leases
2020	$3,853	$545
2021	13,244	2,135
2022	11,162	1,614
2023	9,821	1,410
2024	7,902	1,373
After 2024	15,680	2,756
Total lease payments	61,662	9,833
Less interest	11,126	1,764
Total lease liabilities	$50,536	$8,069

Note 12. Accumulated Other Comprehensive Income

During the third quarter of 2020 accumulated other comprehensive losses decreased by $344 and increased by $628 during the third quarter of 2019. During the first nine months of 2020 accumulated other comprehensive losses decreased by $834 and increased by $736 during the first nine months of 2019.  As of September 30, 2020 and 2019, the balances in accumulated other comprehensive loss were $1,976 and $3,252, respectively.  There were no reclassifications from accumulated other comprehensive income to earnings during the first nine months of 2020 and 2019.  All changes in accumulated other comprehensive income during the first nine months of 2020 and 2019 were because of foreign currency translation adjustments.

Note 13. Income Taxes

In determining the quarterly provision for income taxes, the Company used a discrete effective tax rate method based on statutory tax rates for the first nine months of 2020 and 2019. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.

Income tax expense for the third quarter of 2020 was $5,617 compared to a tax benefit of $614 for the third quarter of 2019.  Income tax benefit for the first nine months of 2020 was $23,449 compared to an income tax expense of $7,026 for the first nine months of 2019.  The variance in income taxes between 2020 and 2019 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pretax losses were $89,276 during the first nine months of 2020, compared to pretax gains of $69,801 during the first nine months of 2019.  As of September 30, 2020 and December 31, 2019, we had $348 of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

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

Bonds: The Company’s investments in bonds are classified within Level l of the fair value hierarchy.

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

As of September 30, 2020 and December 31, 2019, the fair values of financial assets were as follows.

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$17,719	$-	$-	$17,719	$43,095	$-	$-	$43,095
Equity securities	6,488	5,691	-	12,179	25	6,397	-	6,422
Bonds	55,007	-	-	55,007	38,911	-	-	38,911
Options on equity securities	-	2,872	-	2,872	-	2,166	-	2,166
Non-qualified deferred compensation plan investments	1,382	-	-	1,382	2,175	-	-	2,175
Total assets at fair value	$80,596	$8,563	$-	$89,159	$84,206	$8,563	$-	$92,769

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 16. Related Party Transactions

Services Agreement

During 2017, the Company entered into a services agreement with Biglari Enterprises LLC and Biglari Capital Corp. (collectively, the “Biglari Entities”) under which the Biglari Entities provide services to the Company. The services agreement has a five-year term, effective on October 1, 2017.  The fixed fee of $700 per month can be adjusted annually.  The monthly fee will remain at $700 during 2020. The Company paid Biglari Enterprises $6,300 in service fees during the first nine months of 2020 and 2019. The services agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.  The Biglari Entities are owned by Mr. Biglari.

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

A disaggregation of our consolidated data for the third quarters and first nine months of 2020 and 2019 is presented in the tables which follow.

	Revenue
	Third Quarter		First Nine Months
	2020	2019	2020	2019
Operating Businesses:
Restaurant Operations:
Steak n Shake	$78,313	$141,354	$267,637	$467,471
Western Sizzlin	1,361	3,757	4,945	11,476
Total Restaurant Operations	79,674	145,111	272,582	478,947

Insurance Operations:
First Guard	7,898	7,681	23,194	22,305
Southern Pioneer	6,515	-	15,498	-
Total Insurance Operations	14,413	7,681	38,692	22,305

Southern Oil	6,029	6,500	19,554	6,500

Maxim	1,719	924	3,209	2,666
	$101,835	$160,216	$334,037	$510,418

Note 17. Business Segment Reporting (continued)

	Earnings (Losses) Before Income Taxes
	Third Quarter		First Nine Months
	2020	2019	2020	2019
Operating Businesses:
Restaurant Operations:
Steak n Shake	$(63)	$(861)	$(12,075)	$(22,776)
Western Sizzlin	(396)	544	(937)	1,433
Total Restaurant Operations	(459)	(317)	(13,012)	(21,343)

Insurance Operations:
First Guard	2,152	2,279	7,193	5,673
Southern Pioneer	518	-	1,458	-
Total Insurance Operations	2,670	2,279	8,651	5,673

Southern Oil	592	1,448	1,355	1,448

Maxim	1,150	364	1,605	428

Total Operating Businesses	3,953	3,774	(1,401)	(13,794)
Corporate and Investments:
Corporate	(2,657)	(2,764)	(7,693)	(7,908)
Investment gains	354	-	1,863	-
Investment partnership gains (losses)	27,218	1,449	(89,276)	69,801
Total Corporate and Investments	24,915	(1,315)	(95,106)	61,893

Interest expense and debt exinguishment gains not allocated to segments	(2,150)	(3,090)	(1,260)	(9,298)
	$26,718	$(631)	$(97,767)	$38,801

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

As of September 30, 2020, Mr. Biglari’s beneficial ownership was approximately 66.3% of the Company’s outstanding Class A common stock and 56.6% of the Company’s outstanding Class B common stock.

On March 9, 2020, Biglari Holdings acquired the stock of Southern Pioneer Property & Casualty Insurance Company and its agency, Southern Pioneer Insurance Agency, Inc. (collectively “Southern Pioneer”). The financial results for Southern Pioneer from the acquisition date to the end of the third quarter are included in the Company’s consolidated financial statements.

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

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Operating businesses:
Restaurant	$(15)	$(121)	$(10,484)	$(14,888)
Insurance	2,204	1,790	6,819	4,465
Oil and gas	389	1,060	1,278	1,060
Media and licensing	885	281	1,236	329
Total operating businesses	3,463	3,010	(1,151)	(9,034)
Corporate	(2,081)	(2,117)	(5,762)	(6,116)
Investment gains	276	-	1,468	-
Investment partnership gains (losses)	21,055	1,400	(67,939)	53,891
Interest expense on notes payable and debt extinguishment	(1,612)	(2,310)	(934)	(6,966)
	$21,101	$(17)	$(74,318)	$31,775

Restaurant businesses include Steak n Shake Inc. and Western Sizzlin Corporation.  Steak n Shake and Western Sizzlin are engaged in the ownership, operation, and franchising of restaurants.

Insurance businesses include First Guard Insurance Company and Southern Pioneer. First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  Southern Pioneer underwrites specialty insurance products including garage liability insurance, commercial property coverage for auto dealers as well as homeowners, dwelling fire insurance and credit-related insurance coverages.

Oil and gas business is composed of Southern Oil.

Media and licensing business is composed of Maxim Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restaurants

Steak n Shake and Western Sizzlin comprise 570 company-operated and franchise restaurants as of September 30, 2020.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company-operated	Franchise	Total
Total stores as of December 31, 2019	368	29	213	4	48	662
Corporate stores transitioned	(41)	40	1	-	-	-
Net restaurants opened (closed)	(67)	-	(15)	(1)	(9)	(92)
Total stores as of September 30, 2020	260	69	199	3	39	570

Total stores as of December 31, 2018	411	2	213	4	55	685
Corporate stores transitioned	(18)	18	-	-	-	-
Net restaurants opened (closed)	(111)	-	4	-	(5)	(112)
Total stores as of September 30, 2019	282	20	217	4	50	573

Most of our restaurant dining rooms were closed by March 17, 2020 with the remainder closing before the end of the first quarter because of the COVID-19 pandemic.  In addition, as of September 30, 2020, 37 of the 260 company-operated Steak n Shake stores were temporarily closed.  As of September 30, 2019, 106 of the 282 company-operated Steak n Shake stores were temporarily closed.

Earnings of our restaurant operations are summarized below.

	Third Quarter				First Nine Months
	2020		2019		2020		2019
Revenue
Net sales	$67,617		$136,651		$241,832		$454,344
Franchise royalties and fees	4,421		6,638		13,704		20,017
Franchise partner fees	6,894		989		14,775		1,668
Other revenue	742		833		2,271		2,918
Total revenue	79,674		145,111		272,582		478,947

Restaurant cost of sales
Cost of food	19,508	28.9%	40,464	29.6%	70,880	29.3%	142,757	31.4%
Restaurant operating costs	30,451	45.0%	67,435	49.3%	110,903	45.9%	236,825	52.1%
Occupancy costs	4,103	6.1%	5,499	4.0%	12,954	5.4%	18,015	4.0%
Total cost of sales	54,062		113,398		194,737		397,597

Selling, general and administrative
General and administrative	12,059	15.1%	10,907	7.5%	30,146	11.1%	40,029	8.4%
Marketing	3,891	4.9%	7,565	5.2%	18,406	6.8%	30,811	6.4%
Other expenses	454	0.6%	1,359	0.9%	1,721	0.6%	2,831	0.6%
Total selling, general and administrative	16,404	20.6%	19,831	13.7%	50,273	18.4%	73,671	15.4%

Impairments	3,698	4.6%	5,079	3.5%	21,817	8.0%	7,417	1.5%

Depreciation and amortization	4,376	5.5%	5,186	3.6%	14,088	5.2%	15,659	3.3%

Interest on finance leases and obligations	1,593		1,934		4,679		5,946

Earnings (loss) before income taxes	(459)		(317)		(13,012)		(21,343)

Income tax expense (benefit)	(444)		(196)		(2,528)		(6,455)

Contribution to net earnings	$(15)		$(121)		$(10,484)		$(14,888)

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.

General and administrative, marketing, other expenses, impairments and depreciation and amortization are expressed as a percentage of total revenue.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The COVID-19 pandemic has adversely affected our restaurant operations and financial results.  Our restaurants were required to close their dining rooms during the first quarter.  To mitigate high labor costs associated with full service, Steak n Shake is seeking to reopen dining rooms with a self-service model, which will require significant investments in equipment. The funds needed for the transition are limited under its current debt agreement.

Net sales for the third quarter and first nine months of 2020 were $67,617 and $241,832, respectively, representing a decrease of $69,034 or 50.5% and $212,512 or 46.8% over the third quarter and first nine months of 2019, respectively.  Same store traffic for the third quarter and first nine months of 2020 decreased by 54.2% and 44.6%, respectively, compared to 2019 primarily because of the effects of the COVID-19 pandemic.

Franchise royalties and fees decreased by $2,217 or 33.4% during the third quarter of 2020 compared to 2019.  Franchise royalties and fees decreased by $6,313 or 31.5% during the first nine months of 2020 compared to 2019.  Allowances for doubtful accounts were recorded in connection with franchisees whose stores closed during the pandemic.

Franchise partner fees were $6,894 during third quarter 2020 compared to $989 during 2019.  Franchise partner fees were $14,775 during the first nine months of 2020 compared to $1,668 during 2019.  As of September 30, 2020, there were 69 franchise partner units compared to 20 franchise partner units as of September 30, 2019.

Cost of food during the third quarter and first nine months of 2020 was $19,508 or 28.9% of net sales and $70,880 or 29.3% of net sales, respectively, compared to the third quarter and first nine months in 2019 of $40,464 or 29.6% of net sales and $142,757 or 31.4% of net sales, respectively.  The decrease as a percentage of net sales is primarily attributable to an increase in menu prices along with a reduction in menu offerings.

Restaurant operating costs during the third quarter of 2020 were $30,451 compared to $67,435 in 2019.  Restaurant operating costs during the first nine months of 2020 were $110,903 compared to $236,825 in 2019.  The closure of restaurants and dining rooms, along with the transition to franchise partners, account for the decline in restaurant operating costs.

General and administrative costs during the third quarter and first nine months of 2020 were $12,059 or 15.1% of total revenues and $30,146 or 11.1% of total revenues, respectively, compared to expenses in the third quarter and first nine months of 2019, which were $10,907 or 7.5% of total revenues and $40,029 or 8.4% of total revenues, respectively.  The increase during the third quarter is primarily attributable to legal and professional fees.

Marketing expense during the third quarter and first nine months of 2020 were $3,891 or 4.9% of total revenues and $18,406 or 6.8% of total revenues, respectively, compared to expenses during the third quarter and first nine months of 2019 of $7,565 or 5.2% of total revenues and $30,811 or 6.4% of total revenues, respectively. Management reduced the level of marketing expenditures beginning in the second quarter of 2020.

One-time savings were obtained in both the second and third quarter by negotiating with various vendors, reducing overall expenses. These reductions were derived because of the COVID-19 pandemic.

Our restaurants recorded an impairment to long-lived assets of $3,698 and $5,079 in the third quarters of 2020 and 2019, respectively, and $21,817 and $7,417 during the first nine months of 2020 and 2019, respectively.  The impairments are primarily attributable to the closure of Steak n Shake stores.

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

Premiums earned by the insurance group during the third quarter and first nine months of 2020 were $13,427 and $35,590, respectively, and pre-tax underwriting gain during the third quarter and first nine months of 2020 were $2,137 and $6,724, respectively.

Earnings of our insurance operations are summarized below.

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Premiums written	$13,427	$7,376	$35,590	$21,302

Insurance losses	7,419	3,898	18,494	12,133
Underwriting expenses	3,871	1,344	10,372	4,267
Pre-tax underwriting gain	2,137	2,134	6,724	4,902
Other income and expenses
Investment income and commissions	817	305	2,749	1,003
Other income (expenses)	(284)	(160)	(822)	(232)
Total other income	533	145	1,927	771
Earnings before income taxes	2,670	2,279	8,651	5,673
Income tax expense	466	489	1,832	1,208
Contribution to net earnings	$2,204	$1,790	$6,819	$4,465

First Guard’s underwriting results are summarized below.

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Premiums written	$7,505	$7,376	$22,195	$21,302

Insurance losses	3,736	3,898	10,268	12,133
Underwriting expenses	1,692	1,344	4,974	4,267
Pre-tax underwriting gain	$2,077	$2,134	$6,953	$4,902

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Southern Pioneer’s underwriting results are summarized below.

	2020
	Third Quarter	First Nine Months
Premiums written	$5,922	$13,395

Insurance losses	3,683	8,226
Underwriting expenses	2,179	5,398
Pre-tax underwriting gain (loss)	$60	$(229)

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

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Oil and gas revenue	$6,029	$6,500	$19,554	$6,500

Oil and gas production costs	2,171	2,595	6,570	2,595

Depreciation, depletion and accretion	2,804	2,226	9,651	2,226
General and administrative expenses	462	231	1,978	231

Earnings before income taxes	592	1,448	1,355	1,448

Income tax expense	203	388	77	388

Contribution to net earnings	$389	$1,060	$1,278	$1,060

The COVID-19 pandemic has caused oil demand to decrease significantly, creating oversupplied markets that have resulted in lower commodity prices and margins. In response, the Company significantly cut its production and expenses. However, crude oil prices improved in mid-2020 in response to the lifting of COVID-19 restrictions, resulting in the increase of oil demand. As a consequence, Southern Oil began to restore the majority of its curtailed production. Southern Oil is a debt-free company.

Media and Licensing

Earnings of our media and licensing operations are summarized below.

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Media and licensing revenue	$1,719	$924	$3,209	$2,666

Media and licensing costs	548	514	1,491	2,103
General and administrative expenses	21	46	113	135
Earnings before income taxes	1,150	364	1,605	428
Income tax expense	265	83	369	99
Contribution to net earnings	$885	$281	$1,236	$329

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We acquired Maxim with the idea of transforming its business model.  The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.

Investment Gains

Investment gains net of tax were $276 and $1,468 during the third quarter and first nine months of 2020, respectively. The Company did not have investment gains/losses during the first nine months of 2019.  Interest and dividends earned on investments are reported as other income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results.  However, we consider investment gains and losses, whether realized or unrealized as non-operating.

Investment Partnership Gains (Losses)

Earnings (loss) from our investments in partnerships are summarized below.

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Investment partnership gains (losses)	$27,218	$1,449	$(89,276)	$69,801
Tax expense (benefit)	6,163	49	(21,337)	15,910
Contribution to net earnings	$21,055	$1,400	$(67,939)	$53,891

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

Interest Expense and Debt Extinguishment

The Company’s interest expense is summarized below.

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Interest expense on notes payable and other borrowings	$2,150	$3,090	$6,973	$9,298
Tax benefit	538	780	1,754	2,332
Interest expense net of tax	$1,612	$2,310	$5,219	$6,966

The Company recorded a gain on debt extinguishment of $5,713 ($4,285 net of tax) during the first and second quarters of 2020 in connection with Steak n Shake’s debt retirement of $26,792.

The outstanding balance on Steak n Shake’s credit facility on September 30, 2020 was $153,056 compared to $182,048 on September 30, 2019.  The interest rate was 4.75% as of September 30, 2020 and 5.80% as of September 30, 2019.

Corporate

Corporate expenses exclude the activities in the restaurant, media and licensing, insurance, and oil and gas businesses. Corporate net losses during the third quarter and first nine months of 2020 were relatively flat compared to the same period during 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes

Income tax expense for the third quarter of 2020 was $5,617 compared to a tax benefit of $614 for the third quarter of 2019.  Income tax benefit for the first nine months of 2020 was $23,449 compared to an income tax expense of $7,026 for the first nine months of 2019.  The variance in income taxes between 2020 and 2019 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pretax losses were $89,276 during the first nine months of 2020, compared to pretax gains of $69,801 during the first nine months of 2019.

Financial Condition

Consolidated cash and investments are summarized below.

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$33,164	$67,772
Investments	85,082	44,856
Fair value of interest in investment partnerships	514,599	666,123
Total cash and investments	632,845	778,751
Less: portion of Company stock held by investment partnerships	(130,929)	(160,581)
Carrying value of cash and investments on balance sheet	$501,916	$618,170

Liquidity

Our balance sheet continues to maintain significant liquidity.  Consolidated cash flow activities are summarized below.

	First Nine Months
	2020	2019
Net cash provided by operating activities	$106,367	$39,859
Net cash used in investing activities	(112,081)	(63,276)
Net cash used in financing activities	(26,381)	(6,003)
Effect of exchange rate changes on cash	(13)	(29)
Decrease in cash, cash equivalents and restricted cash	$(32,108)	$(29,449)

Cash provided by operating activities was $106,367 during the first nine months of 2020 compared to cash provided by operating activities of $39,859 during the first nine months of 2019.  The cash provided by operating activities is mainly attributable to distributions from investment partnerships of $97,330 for 2020 and $64,329 for 2019.

Cash used in investing activities during the first nine months of 2020 was $112,081 compared to $63,276 during the first nine months of 2019.  Cash used in investing activities during the first nine months of 2020 included capital expenditures of $13,297, purchases of investments net of redemptions of fixed maturity securities of $68,458 and acquisition of business for $34,240 (net of cash acquired).  Cash used in investing activities during the first nine months of 2019 included capital expenditures of $8,357 and purchases of investments net of redemptions of fixed maturity securities of $4,677.

During the first nine months of 2020 and 2019 we incurred debt payments of $26,881 and $6,003, respectively.  During the first nine months of 2020, the Company retired $26,792 of term loan under Steak n Shake’s credit facility.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement that provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan is scheduled to mature on March 19, 2021. As of September 30, 2020, $153,056 was outstanding. Biglari Holdings is not a guarantor under the credit facility and has no plans to provide a guarantee to the term loan lenders. Absent a resolution with the lenders, Steak n Shake may need to seek refinancing options, which may not be available. In addition, the duration of the pandemic could have a material adverse effect on financing options or Steak n Shake’s ability to comply with the terms of its credit agreement.

The term loan amortizes in equal quarterly installments at an annual rate of 1.0% of the original principal amount of the term loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement. The balance will be due at maturity.

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%.  The interest rate on the term loan was 4.75% as of September 30, 2020.

The credit agreement includes customary affirmative and negative covenants and events of default.  As of September 30, 2020, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake.

The Company retired $26,792 of debt during the first six months of 2020.

Western Sizzlin Revolver

Western Sizzlin had $500 and $0 of debt outstanding under its revolver as of September 30, 2020 and December 31, 2019, respectively. Western Sizzlin reduced its revolver to $0 on October 30, 2020.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $46,875 along with a corresponding change in shareholders’ equity of approximately 7%.

Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. At September 30, 2020, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $1,000 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in the first nine months of 2020 and 2019.

ITEM 4. Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From August 13, 2020 through September 11, 2020, The Lion Fund II, L.P. purchased 3,906 shares of Class A common stock and 22,966 shares of Class B common stock. The Lion Fund II, L.P. may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share	Total Number of Class B Shares Purchased	Average Price Paid per Class B Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

July 1, 2020 – July 31, 2020	-	$-	-	$-	-	-
August 1, 2020 – August 31, 2020	3,652	$461.98	16,755	$94.03	-	-
September 1, 2020 – September 30, 2020	254	$493.20	6,211	$97.22	-	-
Total	3,906		22,966		-

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

Biglari Holdings inc.

Date: November 6, 2020	By:	/s/ Bruce Lewis
Bruce Lewis
Controller

