Form 10-K
period 2020-12-31
Biglari Holdings Inc.
filed 2021-03-01
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $88,264,442.

Number of shares of common stock outstanding as of February 22, 2021:

Class A common stock –	206,864
Class B common stock –	2,068,640
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
As of December 31, 2020, Mr. Biglari’s beneficial ownership was approximately 67.2% of the Company’s outstanding Class A common stock and 60.6% of the Company’s outstanding Class B common stock.
Overview of the Impact of COVID-19
The novel coronavirus (“COVID-19”), declared a pandemic by the World Health Organization in March 2020, caused governments to impose restrictive measures to contain its spread. Those shutdowns significantly affected our operating businesses to varying degrees. The risks and uncertainties resulting from the pandemic may continue to affect our future earnings, cash flows, and financial condition. Accordingly, estimates used in the preparation of our financial statements, including those associated with the evaluation of certain long-lived assets, goodwill, and other intangible assets for impairment, may be subject to significant adjustments in future periods.
Restaurant Operations
The Company’s restaurant operations are conducted through two subsidiaries: Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western Sizzlin”). As of December 31, 2020, Steak n Shake had 276 company-operated restaurants, 86 franchise partner units, and 194 traditional franchise units. Of the 276 company-operated units, 57 are currently closed but Steak n Shake intends to reopen most of them. Western Sizzlin had 3 company-operated restaurants and 39 franchise units.
Steak n Shake franchises and operates its restaurants. Founded in 1934 in Normal, Illinois, on Route 66, Steak n Shake is a classic American brand serving premium burgers and milkshakes. Steak n Shake is headquartered in Indianapolis, Indiana.
Western Sizzlin primarily franchises its restaurants. Founded in 1962 in Augusta, Georgia, Western Sizzlin offers signature steak dishes as well as other classic American menu items. Western Sizzlin also operates two other concepts: Great American Steak & Buffet, and Wood Grill Buffet. Western Sizzlin is headquartered in Roanoke, Virginia.

In response to COVID-19, our restaurants were required to close their dining rooms during the first quarter of 2020, and the majority of those dining rooms remained closed for the remainder of the year. We follow the guidance of health officials in determining the appropriate restrictions to put in place for each restaurant. We intend to reopen dining rooms after converting Steak n Shake’s full-service model into a self-service one. We are unable to fully predict the impact that COVID-19 will continue to have on our and our franchisees’ operations going forward.
Company-Operated Restaurants
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

Franchise Partner Restaurants
Steak n Shake offers a franchise partner program to transition company-operated restaurants to franchise partnerships. The franchise agreement stipulates that the franchisee make an upfront investment totaling $10,000. Steak n Shake, as the franchisor, assesses a fee of up to 15% of sales as well as 50% of profits. Potential franchise partners are screened based on entrepreneurial attitude and ability, but they become franchise partners based on achievement. Each must meet the gold standard in service. Franchise partners are required to be hands-on operators, limited to a single location.

Traditional Franchise Restaurants
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
International
We have a corporate office in Monaco and an international organization with personnel in various functions to support our international business. As of December 31, 2020, we operated four company locations in Europe to promote the Steak n Shake brand to prospective franchisees. Similar to our traditional domestic franchise agreements, a typical international franchise development agreement includes development and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. As of December 31, 2020, there were a total of 39 franchise units in Europe and the Middle East.

Competition
The restaurant business is one of the most intensely competitive industries. As there are virtually no barriers to entry into the restaurant business, competitors may include national, regional and local establishments. Restaurant businesses compete on the basis of price, convenience, service, experience, menu variety and product quality. The restaurant business is often affected by changes in consumer tastes and by national, regional, and local economic conditions. The performance of individual restaurants may be impacted by factors such as traffic patterns, demographic trends, weather conditions, and competing restaurants.

Because of government actions to contain the spread of COVID-19, our restaurants were required to close their dining rooms during the first quarter of 2020. Many of our competitors reopened their dining rooms in 2020, whereas the majority of our dining rooms remained closed as of December 31, 2020.
Government regulations
The Company is subject to various global, federal, state and local laws affecting its restaurant operations. Each of the restaurants must comply with licensing and regulation by a number of governmental authorities, i.e., health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located.

Various federal and state labor laws govern our relationship with our employees, e.g., minimum wage, overtime pay, unemployment tax, health insurance, and workers’ compensation. Federal, state and local government agencies have established regulations requiring that we disclose nutritional information.
Trademark and licenses
The name and reputation of Steak n Shake is a material asset and management protects it and other service marks through appropriate registrations.
Insurance Business
Biglari Holdings’ insurance activities are conducted through two insurance entities. Our insurance businesses provide insurance of property and casualty.

On March 9, 2020, Biglari Holdings acquired the stock of Southern Pioneer Property & Casualty Insurance Company, and its agency, Southern Pioneer Insurance Agency, Inc. (collectively “Southern Pioneer”). Our insurance business is composed of First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”), and Southern Pioneer.

The insurance business is stringently regulated by state insurance departments. Insurers based in the United States are subject to regulation by their states of domicile and by those states in which they are licensed to write policies on an admitted basis. First Guard and Southern Pioneer operate under licenses issued by various state insurance authorities. The primary focus of regulation is to assure that insurers are financially solvent and that policyholder interests are otherwise protected. States establish minimum capital levels for insurance companies and establish guidelines for permissible business and investment activities. States have the authority to suspend or revoke a company’s authority to do business as conditions warrant. States regulate the payment of dividends by insurance companies to their shareholders and other transactions with affiliates. Dividends, capital distributions and other transactions of extraordinary amounts are subject to prior regulatory approval. Insurers may market, sell and service insurance policies in the states where they are licensed. These insurers are referred to as admitted insurers. Admitted insurers are generally required to obtain regulatory approval of their policy forms and premium rates. Except for regulatory considerations, there are virtually no barriers to entry into the insurance industry.

First Guard is a direct underwriter of commercial truck insurance, selling physical damage and nontrucking liability insurance to truckers. First Guard competes for truck insurance with other companies. The commercial truck insurance business is highly competitive in the areas of price and service. Vigorous competition is provided by large, well-capitalized companies and by small regional insurers. First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone. First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost insurer. First

Guard uses its own claim staff to manage claims. Seasonal variations in First Guard’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of claims. First Guard is headquartered in Venice, Florida.

Southern Pioneer underwrites garage liability and commercial property as well as homeowners and dwelling fire insurance on an admitted basis. Insurance coverages are offered nationwide, primarily through insurance agents. Southern Pioneer competes with large companies and local insurers. Southern Pioneer is headquartered in Jonesboro, Arkansas.

Biglari Holdings’ insurance operations may be affected by extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of claims.
Oil and Gas Business
On September 9, 2019, a wholly-owned subsidiary of the Company, Southern Oil Company, acquired the stock of Southern Oil of Louisiana Inc. (collectively “Southern Oil”). Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico. Southern Oil is headquartered in Madisonville, Louisiana.
The oil and gas industry is fundamentally a commodity business. Southern Oil’s operations and earnings, therefore, may be significantly affected by changes in oil and natural gas prices. The COVID-19 pandemic caused oil demand to decrease significantly during the second and third quarters of 2020, which created oversupplied markets and lower commodity prices and margins. In response, the Company cut production and expenses in its oil and natural gas business. Southern Oil competes with fully integrated, major global petroleum companies, as well as independent and national petroleum companies. In addition, the Company is subject to a variety of risks inherent in the oil and gas businesses, including a wide range of local, state, and federal regulations.
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
Investments
The Company and its subsidiaries have invested in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, “the investment partnerships”). The investment partnerships operate as private investment funds. As of December 31, 2020, the fair value of the investments was $590.9 million. These investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements.
Employees
As of December 31, 2020, the Company employed 3,862 persons. When hiring personnel, we do not consider circumstances of birth, race, gender, ethnicity, religion, or any other factor unrelated to talent. The factor of prime importance to us, talent, is invariably found across a wide spectrum of humanity. We seek to associate with people of high character and competence.
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
Deterioration of general economic conditions may significantly reduce our operating earnings.
Our operating businesses are subject to normal economic cycles, which affect the general economy or the specific industries in which they operate. Significant deteriorations of economic conditions over a prolonged period could produce a material adverse effect on one or more of our significant operations.

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
The restaurant business is one of the most intensely competitive industries. As there are virtually no barriers to entry into the restaurant business, competitors may include national, regional and local establishments. Restaurant businesses compete on the basis of price, convenience, service, experience, menu variety and product quality. The restaurant business is often affected by changes in consumer tastes and by national, regional, and local economic conditions. The performance of individual restaurants may be impacted by factors such as traffic patterns, demographic trends, weather conditions, and competing restaurants. Additional factors that may adversely affect the restaurant industry include, but are not limited to, food and wage inflation, safety, and food-borne illness.

The COVID-19 pandemic caused our restaurants to close their dining rooms in 2020. Many of Steak n Shake’s competitors have reopened their dining rooms. Steak n Shake will reopen dining rooms only in restaurants it believes will provide excellent customer service.
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
Risks Relating to Our Investment Activities
The majority of our investment activities are conducted through outside investment partnerships, The Lion Fund, L.P. and The Lion Fund II, L.P., which are controlled by Mr. Biglari.
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

Our investments may be concentrated and fair values are subject to a loss in value.
The majority of our investments are held through the investment partnerships, which generally invest in common stocks. These investments may be largely concentrated in the common stocks of a few investees. A significant decline in the major values of these investments may produce a large decrease in our consolidated shareholders’ equity and can have a material adverse effect on our consolidated book value per share and earnings.
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
To avoid becoming and registering as an investment company under the Investment Company Act, we operate as an ongoing enterprise, with approximately 4,000 employees, along with an asset base from which to pursue acquisitions. Furthermore, Section 3(c)(3) of the Investment Company Act excludes insurance companies from the definition of “investment company”. Because we monitor the value of our investments and structure transactions accordingly, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, adverse developments with respect to our ownership of certain of our operating subsidiaries, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings, could result in our inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.
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
Item 1B.     Unresolved Staff Comments
None.

Item 2.     Properties
Restaurant Properties
As of December 31, 2020, restaurant operations included 598 company-operated and franchise locations. Restaurant operations own the land and building for 150 restaurants. The following table lists the locations of the restaurants, as of December 31, 2020.

	Steak n Shake			Western Sizzlin
	Company Operated	Franchise Partner	Traditional Franchise	Company Operated	Franchise	Total
Domestic:
Alabama	2	—	6	—	6	14
Arizona	—	—	1	—	—	1
Arkansas	—	—	6	—	9	15
California	—	—	4	—	—	4
Colorado	1	—	1	—	—	2
Delaware	—	—	1	—	—	1
Florida	45	32	5	—	—	82
Georgia	16	5	12	—	4	37
Illinois	47	8	11	—	—	66
Indiana	50	11	3	—	—	64
Iowa	2	1	—	—	—	3
Kansas	—	—	4	—	—	4
Kentucky	9	4	11	—	—	24
Louisiana	—	—	2	—	—	2
Maryland	—	—	1	—	1	2
Michigan	18	—	—	—	—	18
Mississippi	—	—	6	—	1	7
Missouri	18	4	23	—	—	45
Nebraska	—	—	1	—	—	1
Nevada	—	—	6	—	—	6
North Carolina	4	2	8	—	6	20
Ohio	40	11	3	—	1	55
Oklahoma	—	—	3	—	2	5
Pennsylvania	6	—	2	—	—	8
South Carolina	1	—	2	—	2	5
Tennessee	3	5	18	—	3	29
Texas	10	3	13	—	1	27
Virginia	—	—	3	2	3	8
Washington DC	—	—	1	—	—	1
West Virginia	—	—	2	1	—	3
International:
France	2	—	28	—	—	30
Italy	—	—	1	—	—	1
Monaco	1	—	—	—	—	1
Portugal	—	—	4	—	—	4
Qatar	—	—	1	—	—	1
Spain	1	—	1	—	—	2
Total	276	86	194	3	39	598

As of December 31, 2020, 57 of the 276 Steak n Shake company-operated stores were closed. The Company intends to reopen most of its 57 closed stores.
Oil and Gas Properties
Southern Oil primarily operates oil and natural gas wells in Louisiana. Its operations are primarily offshore in the shallow waters of the Gulf of Mexico.

Item 3.     Legal Proceedings
Refer to Commitments and Contingencies - Note 14 to Consolidated Financial Statements included in Item 8 for a discussion of legal proceedings.
Item 4.     Mine Safety Disclosures
Not applicable.

Part II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Biglari Holdings’ Class A common stock and Class B common stock are listed for trading on the NYSE, trading symbol: BH.A and BH, respectively.
Shareholders
Biglari Holdings had 2,154 beneficial shareholders of its Class A common stock and 3,843 beneficial shareholders of its Class B common stock as of February 17, 2021.
Dividends
Biglari Holdings has never declared a dividend.
Issuer Purchases of Equity Securities
From November 13, 2020 through December 17, 2020, The Lion Fund II, L.P. purchased 1,864 shares of Class A common stock and 84,017 shares of Class B common stock. The Lion Fund II, L.P. may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share	Total Number of Class B Shares Purchased	Average Price Paid per Class B Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

October 1, 2020 – October 31, 2020	—	$—	—	$—	—	—
November 1, 2020 – November 30, 2020	351	$558.46	65,623	$103.63	—	—
December 1, 2020 – December 31, 2020	1,513	$608.95	18,394	$116.72	—	—
Total	1,864		84,017		—

Performance Graph
The graph below matches Biglari Holdings Inc.'s cumulative 5-year total shareholder return on its Class A common stock and Class B common stock (on an equivalent Class A common stock basis) with the cumulative total returns of the S&P 500 Index and the S&P Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Biglari Holdings Inc., the S&P 500 Index
and the S&P Restaurants Index
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Period Ending
Biglari Holdings
S&P 500
S&P Restaurants

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.
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

Item 6.     Selected Financial Data
(dollars in thousands except per share data)

	2020	2019	2018	2017	2016
Revenue:
Total revenues	$433,683	$668,838	$809,894	$839,804	$850,076

Earnings:
Net earnings (loss)	$(37,989)	$45,380	$19,392	$50,071	$99,451
Net earnings (loss) per equivalent Class A share	$(110.05)	$131.64	$55.71	$136.01	$271.22

Year-end data:
Total assets	$1,017,968	$1,139,309	$1,029,493	$1,063,584	$1,096,967
Long-term notes payable and other borrowings	$75,182	$263,182	$240,001	$256,994	$281,555
Biglari Holdings Inc. shareholders’ equity	$564,828	$616,298	$570,455	$571,328	$531,940
Earnings per share of common stock is based on the weighted average number of shares outstanding during the period. The issuance of dual class common stock on April 30, 2018 is applied to years 2016 and 2017 on a retrospective basis for the calculation of earnings per share. The Company has applied the “two-class method” of computing earnings per share as prescribed in Accounting Standards Codification 260, “Earnings Per Share.”
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

As of December 31, 2020, long-term notes payable and other borrowings of $75,182 were financial lease obligations. The Company’s note payable on December 31, 2020, was classified as current and was repaid in full on February 19, 2020.

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
As of December 31, 2020, Mr. Biglari’s beneficial ownership was approximately 67.2% of the Company’s outstanding Class A common stock and 60.6% of the Company’s outstanding Class B common stock.

Overview of the Impact of COVID-19
The novel coronavirus (“COVID-19”), declared a pandemic by the World Health Organization in March 2020, caused governments to impose restrictive measures to contain its spread. Those shutdowns significantly affected our operating businesses to varying degrees. The risks and uncertainties resulting from the pandemic may continue to affect our future earnings, cash flows, and financial condition. Accordingly, estimates used in the preparation of our financial statements, including those associated with the evaluation of certain long-lived assets, goodwill, and other intangible assets for impairment, may be subject to significant adjustments in future periods.
Business Acquisitions
On March 9, 2020, Biglari Holdings acquired the stock of Southern Pioneer Property & Casualty Insurance Company, and its agency, Southern Pioneer Insurance Agency, Inc. (collectively “Southern Pioneer”). Southern Pioneer underwrites garage liability and commercial property as well as homeowners and dwelling fire insurance coverages. The Company’s financial results include the results of Southern Pioneer from the date of acquisition.

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

	2020	2019	2018
Operating businesses:
Restaurant	$(4,961)	$(10,734)	$(2,613)
Insurance	9,840	5,584	4,915
Oil and gas	1,890	5,921	—
Media	1,374	572	796
Interest expense	(6,940)	(8,817)	(8,757)
Total operating businesses	1,203	(7,474)	(5,659)
Corporate and other	(9,563)	(7,919)	(8,189)
Investment partnership gains	(32,506)	60,773	33,240
Investment gains	2,877	—	—
	$(37,989)	$45,380	$19,392
The following discussion should be read in conjunction with Item 1, Business and our Consolidated Financial Statements and the notes thereto included in this Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in Item 1A, Risk Factors set forth above.

Our Management Discussion and Analysis generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 can be found in
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 24, 2020.
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 598 company-operated and franchise restaurants as of December 31, 2020.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2017	415	—	200	4	58	677
Net restaurants opened (closed)	(2)	—	13	—	(3)	8
Stores open on December 31, 2018	413	—	213	4	55	685
Corporate stores transitioned	(29)	29	—	—	—	—
Net restaurants opened (closed)	(16)	—	—	—	(7)	(23)
Stores open on December 31, 2019	368	29	213	4	48	662
Corporate stores transitioned	(58)	57	1	—	—	—
Net restaurants opened (closed)	(34)	—	(20)	(1)	(9)	(64)
Stores open on December 31, 2020	276	86	194	3	39	598

As of December 31, 2020, 57 of the 276 company-operated Steak n Shake stores were closed. Throughout 2020, it became increasingly clear that the problems leading to operational shortfalls of certain restaurants could be fixed, thereby enabling those restaurants to produce a satisfactory return on investment. Steak n Shake reopened 33 locations which were previously closed. In addition, we plan to reopen most of our closed company-operated restaurants. As of December 31, 2019, 107 of the 368 company-operated Steak n Shake stores were closed.

Management’s Discussion and Analysis (continued)
Restaurant operations for 2020, 2019 and 2018 are summarized below.

	2020		2019		2018
Revenue
Net sales	$306,577		$578,164		$740,922
Franchise partner fees	22,213		3,829		33
Franchise royalties and fees	18,794		23,360		30,965
Other revenue	3,082		4,867		3,770
Total revenue	350,666		610,220		775,690

Restaurant cost of sales
Cost of food	88,698	28.9%	176,346	30.5%	223,273	30.1%
Restaurant operating costs	137,574	44.9%	307,337	53.2%	393,348	53.1%
Rent	20,383	6.6%	17,266	3.0%	19,835	2.7%
Total cost of sales	246,655		500,949		636,456

Selling, general and administrative
General and administrative	35,922	10.2%	47,685	7.8%	57,684	7.4%
Marketing	21,507	6.1%	39,476	6.5%	55,063	7.1%
Other expenses	2,972	0.8%	1,753	0.3%	2,383	0.3%
Total selling, general and administrative	60,401	17.2%	88,914	14.6%	115,130	14.8%

Impairments	23,646	6.7%	8,186	1.3%	5,677	0.7%

Depreciation and amortization	19,042	5.4%	21,174	3.5%	18,831	2.4%

Interest on finance leases and obligations	6,274		7,816		8,207

Earnings (loss) before income taxes	(5,352)		(16,819)		(8,611)

Income tax expense (benefit)	(391)		(6,085)		(5,998)

Contributions to net earnings	$(4,961)		$(10,734)		$(2,613)
Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.
General and administrative, marketing, other expenses, impairments and depreciation and amortization are expressed as a percentage of total revenue.

The COVID-19 pandemic has adversely affected our restaurant operations and financial results. Our restaurants were required to close their dining rooms during the first quarter of 2020, and the majority of our dining rooms remained closed through the end of 2020. To mitigate high labor costs associated with full service, Steak n Shake is seeking to reopen dining rooms with a self-service model, which will require an investment of between $100 and $200 per restaurant.

Net sales during 2020 were $306,577, representing a decrease of $271,587, as compared to 2019. The decreased performance of our restaurant operations in 2020 was primarily due to the closing of dining rooms and stores over the course of the year.

Franchise partner fees were $22,213 during 2020, as compared to $3,829 during 2019. As of December 31, 2020, there were 86 franchise partner units, as compared to 29 franchise partner units as of December 31, 2019. We continue to transition from company-operated units to franchise-operated ones. For a franchise partner to be awarded a restaurant, he or she must demonstrate the gold standard in service.

The traditional franchising business generates franchise royalties and fees, which decreased by $4,566, or 19.5% during 2020, as compared to 2019. The decrease in franchise royalties and fees was primarily due to franchise stores that closed during the pandemic.

Management’s Discussion and Analysis (continued)
The cost of food in 2020 was $88,698, or 28.9% of net sales, as compared to $176,346, or 30.5% of net sales in 2019. Restaurant operating costs during 2020 were $137,574, or 44.9% of net sales, as compared to $307,337, or 53.2% of net sales in 2019. The decrease in the cost of food and restaurant operating costs during 2020 as compared to 2019 was attributable to lower net sales resulting from store closures as well as dining room closures. Throughout 2020, our business was mainly off-premises — drive-through, delivery, and takeout.

Selling, general and administrative expenses during 2020 were $60,401, or 17.2% of total revenues compared to $88,914, or 14.6% of total revenues during 2019. General and administrative expenses decreased by $11,763 during 2020, as compared to 2019, primarily because of decreased personnel costs. Marketing expenses decreased by $17,969 in 2020 as compared to 2019, primarily by shifting to a digital strategy.

Asset impairments increased $15,460 during 2020 compared to 2019 primarily due to the impact of COVID-19. The pandemic caused dining room closures and had a negative impact on store level cash flows.

Interest on obligations under leases was $6,274 during 2020, versus $7,816 during 2019. The year-over-year decrease in interest expense is primarily attributable to the maturity and retirement of lease obligations.
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

Underwriting results of our insurance operations are summarized below.

	2020	2019	2018
Underwriting gain attributable to:
First Guard	9,379	6,477	5,634
Southern Pioneer	620	—	—
Pre-tax underwriting gain	9,999	6,477	5,634
Income tax expense	2,100	1,295	1,127
Net underwriting gain	7,899	5,182	4,507

Earnings of our insurance operations are summarized below.

	2020	2019	2018
Premiums written	$49,220	$28,746	$26,465
Insurance losses	24,828	16,924	15,457
Underwriting expenses	14,393	5,345	5,374
Pre-tax underwriting gain	9,999	6,477	5,634
Other income and expenses
Investment income	1,212	790	579
Other income (expense)	1,220	(164)	2
Total other income	2,432	626	581
Earnings before income taxes	12,431	7,103	6,215
Income tax expense	2,591	1,519	1,300
Contribution to net earnings	$9,840	$5,584	$4,915
Insurance premiums and other on the consolidated statement of earnings includes premiums earned, investment income, other income and commissions. Commissions are in other income (expense) in the above table.

Management’s Discussion and Analysis (continued)
First Guard

First Guard is a direct underwriter of commercial truck insurance, selling physical damage and nontrucking liability insurance to truckers. First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone. First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost insurer. A summary of First Guard’s underwriting results follows.

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Premiums written	$30,210	100.0%	$28,746	100.0%	$26,465	100.0%
Insurance losses	14,031	46.5%	16,924	58.9%	15,457	46.5%
Underwriting expenses	6,800	22.5%	5,345	18.6%	5,374	20.3%
Total losses and expenses	20,831	69.0%	22,269	77.5%	20,831	66.8%
Pre-tax underwriting gain	$9,379		$6,477		$5,634

Southern Pioneer

Southern Pioneer underwrites garage liability insurance, commercial property, as well as homeowners and dwelling fire insurance. The financial results for Southern Pioneer are from the date of acquisition March 9, 2020. A summary of Southern Pioneer’s underwriting results follows.

	2020
	Amount	%
Premiums written	$19,010	100.0%
Insurance losses	10,797	56.8%
Underwriting expenses	7,593	39.9%
Total losses and expenses	18,390	96.7%
Pre-tax underwriting gain	$620

Insurance – Investment Income

A summary of net investment income attributable to our insurance operations follows.

	2020	2019	2018
Interest, dividends and other investment income:
First Guard	$285	$790	$579
Southern Pioneer	927	—	—
Pre-tax investment income	1,212	790	579
Income tax expense	255	166	122
Net investment income	$957	$624	$457

We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Management’s Discussion and Analysis (continued)
Oil and Gas
Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico. Southern Oil was acquired on September 9, 2019. Earnings for Southern Oil are summarized below.

	2020	2019
Oil and gas revenue	$26,255	$24,436

Oil and gas production costs	8,700	7,259
Depreciation, depletion and accretion	12,527	8,218
General and administrative expenses	3,010	927
Earnings before income taxes	2,018	8,032
Income tax expense	128	2,111
Contribution to net earnings	$1,890	$5,921

The COVID-19 pandemic has caused oil demand to significantly decrease, creating oversupplied markets that have resulted in lower commodity prices and margins. In response, the Company significantly cut its production and expenses during the first and second quarters of 2020. However, crude oil prices improved in mid-2020 in response to the lifting of COVID-19 restrictions, resulting in the increase of oil demand. As a consequence, Southern Oil began to restore the majority of its curtailed production. Southern Oil is a debt-free company.
Media and Licensing
Maxim’s business lies principally in media and licensing. Earnings of our media and licensing operations are summarized below.

	2020	2019	2018
Media and licensing revenue	$4,083	$4,099	$6,576

Media and licensing cost	2,156	3,181	4,152
General and administrative expenses	143	176	1,329
Depreciation and amortization	—	—	27
Earnings before income taxes	1,784	742	1,068
Income tax expense	410	170	272
Contribution to net earnings	$1,374	$572	$796
We acquired Maxim with the idea of transforming its business model. The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.
Investment Gains

Investment gains were $3,644 ($2,877 net of tax) during 2020. The Company did not have investment gains/losses during 2019. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Management’s Discussion and Analysis (continued)
Investment Partnership Gains
Earnings from our investments in partnerships are summarized below.

	2020	2019	2018
Investment partnership gains (losses)	$(43,032)	$78,133	$40,411
Tax expense (benefit)	(10,526)	17,360	7,171
Contribution to net earnings	$(32,506)	$60,773	$33,240
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
Interest Expense
The Company’s interest expense is summarized below.

	2020	2019	2018
Interest expense on notes payable and other borrowings	$(9,262)	$(12,442)	$(11,677)
Tax benefit	(2,322)	(3,625)	(2,920)
Interest expense net of tax	$(6,940)	$(8,817)	$(8,757)
Interest expense during 2020 decreased by $3,180 compared to 2019 due to lower debt balances and lower average interest rates during 2020.
Income Taxes
Consolidated income tax benefit was $12,212 in 2020 versus an expense of $9,761 in 2019. Income tax expense decreased during 2020 compared to 2019, primarily due to a tax benefit of $10,526 for investment partnership losses of $43,032.
Corporate and Other
Corporate expenses exclude the activities in the restaurant, insurance, media and licensing, and oil and gas businesses. Corporate and other net losses of $9,563 during 2020 increased compared to 2019 due to higher legal expenses.
Financial Condition
Our consolidated shareholders’ equity on December 31, 2020 was $564,828, a decrease of $51,470 compared to the December 31, 2019 balance. The decrease was primarily due to net loss of $37,989 and an increase in treasury stock of $14,760.
Consolidated cash and investments are summarized below.

	December 31,
	2020	2019
Cash and cash equivalents	$24,503	$67,772
Investments	94,861	44,856
Fair value of interest in investment partnerships	590,926	666,123
Total cash and investments	710,290	778,751
Less: portion of Company stock held by investment partnerships	(171,376)	(160,581)
Carrying value of cash and investments on balance sheet	$538,914	$618,170

Management’s Discussion and Analysis (continued)
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.
Liquidity
Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	2020	2019	2018
Net cash provided by operating activities	$117,556	$93,683	$20,678
Net cash used in investing activities	(129,487)	(69,982)	(25,290)
Net cash used in financing activities	(29,109)	(8,010)	(7,530)
Effect of exchange rate changes on cash	10	(5)	(78)
Increase (decrease) in cash, cash equivalents and restricted cash	$(41,030)	$15,686	$(12,220)

In 2020, cash from operating activities increased by $23,873, as compared to 2019. The increase was primarily due to increased operating income (excluding impairments and depreciation) of $30,283, as compared to 2019.

Net cash used in investing activities increased during 2020 by $59,505, as compared to 2019. The increase was primarily due to purchases of investment partnership interests in the amount of $70,130 during 2020.

Net cash used in financing activities increased by $21,099 in 2020, as compared to 2019. The increase was primarily due to voluntary prepayments of Steak n Shake term debt during 2020.

We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations and cash on hand. We continually review available financing alternatives.

Steak n Shake Credit Facility
On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan was scheduled to mature on March 19, 2021. As of December 31, 2020, $152,506 was outstanding. The Company repaid Steak n Shake’s outstanding balance in full on February 19, 2021.
Western Sizzlin Revolver
As of December 31, 2020 and 2019, Western Sizzlin had no debt outstanding under its revolver.
Critical Accounting Policies
Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in the consolidated financial statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. A discussion of our principal accounting policies that required the application of significant judgments as of December 31, 2020 follows.
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

Management’s Discussion and Analysis (continued)
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

Management’s Discussion and Analysis (continued)
Contractual Obligations
Our significant contractual obligations and commitments as of December 31, 2020 are shown in the following table.

	Payments due by period
Contractual Obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Short-term debt (1)	$153,512	$—	$—	$—	$153,512
Finance obligations and finance lease liabilities (2)	12,642	20,728	14,034	9,582	56,986
Operating leases (3)	13,521	20,553	13,548	9,447	57,069
Purchase commitments (4)	7,044	1,755	—	—	8,799
Other long-term liabilities (5)	—	—	—	1,368	1,368
Total	$186,719	$43,036	$27,582	$20,397	$277,734
________________
(1)Steak n Shake's term debt was paid in full on February 19, 2021.
(2)Includes principal and interest.
(3)Excludes amounts to be paid for contingent rents. Includes amounts to be paid for subleased properties.
(4)Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Excludes agreements that are cancelable without penalty.
(5)Includes liabilities for Non-Qualified Deferred Compensation Plan. Excludes our unrecognized tax benefits of $204 as of December 31, 2020 because we cannot make a reliable estimate of the timing of cash payments.
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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
The majority of our investments are conducted through investment partnerships, which generally hold common stocks. We also hold marketable securities directly. Through investments in the investment partnerships we hold concentrated positions. A significant decline in the general stock market or in the prices of major investments may produce a large net loss and decrease in our consolidated shareholders’ equity. Decreases in values of equity investments can have a materially adverse effect on our earnings and on consolidated shareholders’ equity.
We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the fair market value of our investments of $51,441 along with a corresponding change in shareholders’ equity of approximately 7%.
We have had minimal exposure to foreign currency exchange rate fluctuations in 2020, 2019 and 2018.
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

Item 8.     Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Biglari Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Biglari Holdings Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Emphasis of a Matter
As discussed in Note 3 and Note 13 to the consolidated financial statements, the Company and its subsidiaries have invested in investment partnerships in the form of limited partnership interests. These investment partnerships represent related parties, and such investments are subject to a rolling five-year lock up period under the terms of the respective partnership agreements for the investment partnerships. The value of these investments reported in the Company’s consolidated balance sheets as of December 31, 2020 and 2019 totals $419,550,000 and $505,542,000, respectively. Our opinion is not modified with respect to this matter.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Property and Equipment — Refer to Note 5 to the financial statements

Critical Audit Matter Description

Company-operated restaurants and associated long-lived assets are evaluated for impairment on a restaurant-by-restaurant basis when events or circumstances indicate a possible impairment may have occurred. The Company’s evaluation of potential impairment of long-lived assets involves the comparison of undiscounted future cash flows expected to be generated by the asset group, generally an individual restaurant, over the expected remaining useful life of that asset group, to the respective carrying amount. The Company also applied a market analysis for certain properties. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to future revenues, labor costs and planned operating periods. To the extent that the undiscounted cash flows are not sufficient to recover the related assets, the Company estimates the fair value of the related assets using a discounted cash flow model to assess the amount of any impairment.

We identified the impairment of company-operated restaurant long-lived assets as a critical audit matter because of the significant estimates and assumptions required by management to evaluate the potential impairment of these asset groups. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of certain assumptions, in management’s undiscounted and discounted future cash flows analyses, including revenue growth, labor costs and planned operating periods of restaurants.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the undiscounted and discounted future cash flows analysis and the assessment of the expected remaining holding period included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the recoverability of long-lived assets, including those over revenue, labor costs and the planned operating period for the store.

•We evaluated the undiscounted future cash flows analysis, including estimates of revenue growth, labor costs and planned operating periods of restaurants by (1) evaluating the underlying source information and assumptions used by management (2) performing sensitivity analyses and (3) testing the mathematical accuracy of the undiscounted future cash flows analysis.

•We evaluated the reasonableness of management’s undiscounted future cash flows analysis by comparing management’s projections to the Company’s historical results and available market data.

•We evaluated the discount rates used by management in the performance of discounted cash flow analyses by testing management’s calculation, performing sensitivity analyses, comparing components to external market information as applicable, and assessed the mathematical accuracy of the Company’s calculations of potential impairment.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 27, 2021

We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Biglari Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Biglari Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 27, 2021, expressed an unqualified opinion on those financial statements and included an emphasis of a matter paragraph relating to the Company’s investment in related party investment partnerships.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Southern Pioneer Property & Casualty Insurance Company, and its agency, Southern Pioneer Insurance Agency, Inc. (collectively “Southern Pioneer”), which was acquired on March 9, 2020, and whose financial statements constitute approximately 7.3% of total assets and 5.0% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Southern Pioneer.
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

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 27, 2021

BIGLARI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$24,503	$67,772
Investments	94,861	44,856
Receivables	19,185	21,640
Inventories	2,737	4,674
Other current assets	6,492	6,449
Total current assets	147,778	145,391
Property and equipment	316,122	350,627
Operating lease assets	42,832	59,719
Goodwill	53,596	40,040
Other intangible assets	24,065	27,349
Investment partnerships	419,550	505,542
Other assets	14,025	10,641
Total assets	$1,017,968	$1,139,309

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$118,821	$121,079
Current portion of operating lease liabilities	10,614	11,635
Current portion of notes payable and other borrowings	159,012	7,103
Total current liabilities	288,447	139,817
Long-term notes payable and other borrowings	75,182	263,182
Operating lease liabilities	36,463	53,271
Deferred taxes	41,346	54,230
Asset retirement obligations	10,022	10,447
Other liabilities	1,680	2,064
Total liabilities	453,140	523,011

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	381,788	381,788
Retained earnings	573,050	611,039
Accumulated other comprehensive loss	(1,531)	(2,810)
Treasury stock, at cost	(389,617)	(374,857)
Biglari Holdings Inc. shareholders’ equity	564,828	616,298
Total liabilities and shareholders’ equity	$1,017,968	$1,139,309
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per-share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Restaurant operations	$350,666	$610,220	$775,690
Insurance premiums and other	52,679	30,083	27,628
Oil and gas	26,255	24,436	—
Media and licensing	4,083	4,099	6,576
	433,683	668,838	809,894
Cost and expenses
Restaurant cost of sales	246,655	500,949	636,456
Insurance losses and underwriting expenses	39,221	22,269	20,831
Oil and gas production costs	8,700	7,259	—
Media and licensing cost	2,156	3,181	4,152
Selling, general and administrative	76,360	100,150	127,232
Impairments	23,646	8,186	5,677
Depreciation, depletion and amortization	32,222	29,578	19,318
Interest expense	15,536	20,258	19,884
	444,496	691,830	833,550
Other income (expenses)
Investment gains	3,644	—	—
Investment partnership gains (losses)	(43,032)	78,133	40,411
Total other income (expenses)	(39,388)	78,133	40,411
Earnings (loss) before income taxes	(50,201)	55,141	16,755
Income tax expense (benefit)	(12,212)	9,761	(2,637)
Net earnings (loss)	$(37,989)	$45,380	$19,392
Earnings per share
Net earnings per equivalent Class A share *	$(110.05)	$131.64	$55.71
* Net earnings per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or ($22.01) for 2020, $26.33 for 2019 and $11.44 for 2018.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net earnings (loss)	$(37,989)	$45,380	$19,392
Other comprehensive income:
Reclassification to earnings	—	—	(73)
Applicable income taxes	—	—	15
Foreign currency translation	1,279	(294)	(1,054)
Other comprehensive income (loss), net	1,279	(294)	(1,112)
Total comprehensive income (loss)	$(36,710)	$45,086	$18,280
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net earnings (loss)	$(37,989)	$45,380	$19,392
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	32,222	29,578	19,318
Provision for deferred income taxes	(12,216)	(38,545)	(2,153)
Asset impairments and other non-cash expenses	24,636	9,113	6,481
(Gains) losses on disposal of assets	(868)	264	993
Investment (gains) losses	(4,856)	(1,172)	(559)
Investment partnership (gains) losses	43,032	(78,133)	(40,411)
Distributions from investment partnerships	98,330	129,329	29,660
Changes in receivables and inventories	7,014	3,669	(359)
Changes in other assets	733	10,450	536
Changes in accounts payable and accrued expenses	(32,482)	(16,250)	(12,220)
Net cash provided by operating activities	117,556	93,683	20,678
Investing activities
Capital expenditures	(20,702)	(17,679)	(15,293)
Purchases of perpetual lease rights	—	—	(2,503)
Proceeds from property and equipment disposals	4,415	4,577	2,590
Acquisition of business, net of cash acquired	(36,187)	(51,062)	—
Distributions from investment partnerships	—	40,000	39,040
Purchases of limited partner interests	(70,130)	(40,000)	(39,040)
Purchases of investments	(299,950)	(154,848)	(58,642)
Redemptions of fixed maturity securities	293,067	149,030	48,558
Net cash used in investing activities	(129,487)	(69,982)	(25,290)
Financing activities
Payments on revolving credit facility	(500)	—	(175)
Proceeds from revolving credit facility	500	—	—
Principal payments on long-term debt	(23,279)	(2,200)	(2,200)
Principal payments on direct financing lease obligations	(5,830)	(5,810)	(5,204)
Proceeds for exercise of stock options	—	—	49
Net cash used in financing activities	(29,109)	(8,010)	(7,530)
Effect of exchange rate changes on cash	10	(5)	(78)
Increase (decrease) in cash, cash equivalents and restricted cash	(41,030)	15,686	(12,220)
Cash, cash equivalents and restricted cash at beginning of period	70,696	55,010	67,230
Cash, cash equivalents and restricted cash at end of period	$29,666	$70,696	$55,010

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$24,503	$67,772	$48,557
Restricted cash included in other long-term assets	5,163	2,924	6,453
Cash, cash equivalents and restricted cash at end of period	$29,666	$70,696	$55,010
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2017	$1,071	$382,014	$565,504	$(1,404)	$(375,857)	$571,328
Net earnings			19,392			19,392
Adoption of accounting standards			90			90
Other comprehensive income, net				(1,112)		(1,112)
Conversion of common stock	67	(67)	(20,826)		20,826	—
Adjustment to treasury stock for
holdings in investment partnerships					(19,292)	(19,292)
Exercise of stock options		(43)			92	49
Balance at December 31, 2018	$1,138	$381,904	$564,160	$(2,516)	$(374,231)	$570,455
Net earnings			45,380			45,380
Adoption of accounting standards			1,499			1,499
Other comprehensive income, net				(294)		(294)
Adjustment to treasury stock for
holdings in investment partnerships		(116)			(626)	(742)
Balance at December 31, 2019	$1,138	$381,788	$611,039	$(2,810)	$(374,857)	$616,298
Net earnings (loss)			(37,989)			(37,989)
Other comprehensive income, net				1,279		1,279
Adjustment to treasury stock for
holdings in investment partnerships					(14,760)	(14,760)
Balance at December 31, 2020	$1,138	$381,788	$573,050	$(1,531)	$(389,617)	$564,828
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years Ended December 31, 2020, 2019 and 2018)
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
As of December 31, 2020, Mr. Biglari’s beneficial ownership was approximately 67.2% of the Company’s outstanding Class A common stock and 60.6% of the Company’s outstanding Class B common stock.

Overview of the Impact of COVID-19
The novel coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization, which caused governments to contain its spread, thereby significantly affecting our operating businesses beginning in March and adversely affecting nearly all of our operations during 2020. The COVID-19 pandemic has adversely affected our restaurant operations and financial results. Our restaurants were required to close their dining rooms during the first quarter and the majority of our dining rooms remained closed during the remainder of 2020. To mitigate high labor costs associated with table service, Steak n Shake is seeking to reopen dining rooms with a self-service model. The pandemic also caused oil demand to decrease significantly, creating oversupplied markets that have resulted in lower commodity prices and margins. In response, the Company significantly cut production and expenses in its oil and gas business during the second and third quarters of 2020. The risks and uncertainties resulting from the pandemic may continue to affect our future earnings, cash flows and financial condition.
Business Acquisitions
On March 9, 2020, Biglari Holdings acquired the stock of Southern Pioneer Property & Casualty Insurance Company, and its agency, Southern Pioneer Insurance Agency, Inc. (collectively “Southern Pioneer”). Southern Pioneer underwrites garage liability insurance, commercial property coverage, as well as homeowners and dwelling fire insurance coverages. The financial results for Southern Pioneer are included from the date of acquisition. Pro-forma financial information of Southern Pioneer is not material.

On September 9, 2019, a wholly-owned subsidiary of the Company, Southern Oil Company, acquired the stock of Southern Oil of Louisiana Inc. (collectively "Southern Oil"). Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico. Pro-forma financial information of Southern Oil is not material.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Steak n Shake Inc., Western Sizzlin Corporation, First Guard Insurance Company, Maxim Inc., Southern Pioneer, and Southern Oil. Intercompany accounts and transactions have been eliminated in consolidation.

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

Note 1.     Summary of Significant Accounting Policies (continued)
Investments
We classify investments in fixed maturity securities at the acquisition date as either available-for-sale or held-to-maturity and re-evaluate the classification at each balance sheet date. Securities classified as held-to-maturity are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. As of December 31, 2020 and 2019, all investments were classified as available-for-sale and carried at fair value with net unrealized gains or losses reported in the statements of earnings. Realized gains and losses on disposals of investments are determined by the specific identification of cost of investments sold. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
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
Concentration of Equity Price Risk
The majority of our investments are conducted through investment partnerships which generally hold common stocks. We also hold marketable securities directly. We concentrate a high percentage of the investments in a small number of equity securities. A significant decline in the general stock market or in the prices of major investments may have a materially adverse effect on our earnings and on consolidated shareholders’ equity.
Receivables
Our accounts receivable balance consists primarily of franchisee, customer, and other receivables. We carry our accounts receivable at cost less an allowance for doubtful accounts, which is based on a history of past write-offs and collections and current credit conditions. Allowance for doubtful accounts was $6,859 and $4,857 at December 31, 2020 and 2019, respectively.
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

Note 1.     Summary of Significant Accounting Policies (continued)
Oil and Gas Properties
The successful efforts method is used for crude oil and natural gas exploration and production activities. All costs for development wells, related plant and equipment, proved mineral interests in crude oil and natural gas properties, and related asset retirement obligation assets are capitalized. Costs of exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. Costs also are capitalized for exploratory wells that have found crude oil and natural gas reserves even if the reserves cannot be classified as proved when the drilling is completed, provided the exploratory well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. All other exploratory wells and costs are expensed. There were no capitalized costs for exploratory activities during 2020.
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
Goodwill and Other Intangible Assets
Goodwill and indefinite life intangible assets are not amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangible assets to become impaired. Other purchased intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. During 2020, we recorded an impairment to goodwill of $300 and to indefinite life intangible assets of $3,728. No impairments were recorded on goodwill and other intangible assets during 2019 and 2018. Refer to Note 7 for information regarding our goodwill and other intangible assets.
Dual Class Common Stock
The Company has two classes of common stock, designated Class A common stock and Class B common stock. Each Class A common share is entitled to one vote. Class B common stock possesses economic rights equal to one-fifth (1/5th) of such rights of Class A common stock; however, Class B common stock has no voting rights.
The following table presents shares authorized, issued and outstanding.

	December 31, 2020		December 31, 2019		December 31, 2018
	Class A	Class B	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640	206,864	2,068,640
On an equivalent Class A common stock basis, there were 620,592 shares outstanding as of December 31, 2020, 2019, and 2018.

Note 1.     Summary of Significant Accounting Policies (continued)
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
The Company has applied the “two-class method” of computing earnings per share as prescribed in Accounting Standards Codification (“ASC”) 260, “Earnings Per Share.” The equivalent Class A common stock applied for computing earnings per share excludes the proportional shares of Biglari Holdings’ stock held by the investment partnerships. The equivalent Class A common stock for the earnings per share calculation was 345,192, 344,736 and 348,108 for 2020, 2019 and 2018, respectively. There are no dilutive securities outstanding.
Revenue Recognition
On January 1, 2018, we adopted Accounting Standards Codification Topic 606 Revenue From Contracts With Customers (“ASC 606”). In accordance with ASC 606, we changed certain characteristics of our revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Comparative prior periods have not been adjusted.
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
Restaurant operations
Restaurant operations revenues were disaggregated as follows.

	2020	2019	2018
Net sales	$306,577	$578,164	$740,922
Franchise partner fees	22,213	3,829	33
Franchise royalties and fees	18,794	23,360	30,965
Other	3,082	4,867	3,770
	$350,666	$610,220	$775,690
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
Franchise partner fees
Franchise partner fees are composed of up to 15% of sales as well as 50% of profits. We are therefore fully affected by the operating results of the business, unlike in a traditional franchising arrangement, where the franchisor obtains a royalty fee based on sales only. Therefore, we generate most of our revenue from our share of the franchise partners' profits. Initial franchise fee of ten thousand dollars is recognized when the operator becomes a franchise partner.
Franchise royalties and fees
Franchise royalties and fees from Steak n Shake and Western Sizzlin franchisees are based upon a percentage of sales of the franchise restaurant and are recognized as earned. Franchise royalties are billed on a monthly basis. Initial franchise fees when a new restaurant opens or at the start of a new franchise term are recorded as deferred revenue when received and recognized as revenue over the term of the franchise agreement.
During the years ended December 31, 2020, 2019 and 2018 restaurant operations recognized $1,879, $1,725 and $3,096, respectively, in revenue related to initial franchise fees. As of December 31, 2020 and 2019, restaurant operations had deferred revenue recorded in accrued expenses related to franchise fees of $6,928 and $7,976, respectively. Restaurant operations expects to recognize approximately $1,071 in 2021 and the balance in the years 2022 through 2040.

Note 1.     Summary of Significant Accounting Policies (continued)
Our advertising arrangements with franchisees are reported in franchise royalties and fees.  During the years ended December 31, 2020 and 2019, restaurant operations recognized $5,193 and $7,815, respectively, in revenue related to franchisee advertising fees. As of December 31, 2020 and 2019, restaurant operations had deferred revenue recorded in accrued expenses related to franchisee advertising fees of $4,391 and $3,043, respectively. Restaurant operations expects to recognize approximately$2,196 of deferred revenue during 2021.
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
For the years ended December 31, 2020 and 2019, restaurant operations recognized $9,201 and $22,869, respectively, of revenue from gift card redemptions. As of December 31, 2020 and 2019, restaurant operations had deferred revenue recorded in accrued expenses related to unredeemed gift cards of $17,431 and $20,730, respectively. The Company expects to recognize approximately $13,392 in 2021 and the balance in the years 2022 through 2023.
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
Media advertising and other
Magazine subscription and advertising revenues are recognized at the magazine cover date. The unearned portion of magazine subscriptions is deferred until the magazine’s cover date, at which time a proportionate share of the gross subscription price is recognized as revenues. License revenue is recognized when earned. We derive value and revenues from intellectual property assets through a range of licensing and business activities, including licensing and syndication of our trademarks and copyrights in the United States and internationally.
Restaurant Cost of Sales
Cost of sales includes the cost of food, restaurant operating costs and restaurant rent expense. Cost of sales excludes depreciation and amortization, which is presented as a separate line item on the consolidated statement of earnings.
Insurance Losses and Underwriting Expenses
Liabilities for estimated unpaid losses and loss adjustment expenses with respect to claims occurring on or before the balance sheet date are established under insurance contracts issued by our insurance subsidiaries. Such estimates include provisions for reported claims or case estimates, provisions for incurred but not reported claims and legal and administrative costs to settle claims. The estimates of unpaid losses and amounts recoverable under reinsurance are established and continually reviewed by using a variety of actuarial, statistical and analytical techniques. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance contracts. Liabilities for insurance losses of $14,652 and $3,211 are included in accrued expenses in the consolidated balance sheet as of December 31, 2020 and 2019, respectively.
Oil and Gas Production Costs
Oil and gas production costs are composed of lease operating expenses and production taxes.

Note 1.     Summary of Significant Accounting Policies (continued)
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
New Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, ASU 2016-13 requires that credit losses be presented as an allowance rather than as a write-down. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-13 effective January 1, 2020. The impact of this standard is not material to the Company's financial statements and related disclosures.
In February 2016, FASB issued ASU 2016-02, Leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842). We adopted ASC 842 “Leases” on January 1, 2019. Most significantly, ASC 842 requires a lessee to recognize a liability to make lease payments and an asset with respect to its right to use the underlying asset for the lease term. We applied ASC 840 to all comparative periods which included a cumulative-effect adjustment of $1,499 to retained earnings on January 1, 2019. Adoption of ASC 842 also resulted in an increase to total assets and liabilities due to the recording of operating lease assets of $63,261 and operating lease liabilities of $69,671 as of January 1, 2019 and due to the recording of finance lease assets of $11,638 and finance lease liabilities of $11,784. The difference between the asset and liability amounts primarily relates to previously recorded deferred/prepaid rent. The standard had a material impact on our consolidated balance sheets but did not have a material impact on our consolidated statements of earnings and statements of cash flow. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases.
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

Note 2.     Investments
Investments were $94,861 and $44,856 as of December 31, 2020 and 2019, respectively. All investments are classified as available-for-sale and recorded at fair value.
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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2017	$925,279	$359,258	$566,021
Investment partnership gains (losses)	(180,517)	(220,928)	40,411
Distributions (net of contributions)	(29,660)		(29,660)
Increase in proportionate share of Company stock held		19,292	(19,292)
Partnership interest at December 31, 2018	$715,102	$157,622	$557,480
Investment partnership gains (losses)	80,350	2,217	78,133
Distributions (net of contributions)	(129,329)		(129,329)
Increase in proportionate share of Company stock held		742	(742)
Partnership interest at December 31, 2019	$666,123	$160,581	$505,542
Investment partnership gains (losses)	(46,997)	(3,965)	(43,032)
Distributions (net of contributions)	(28,200)		(28,200)
Increase in proportionate share of Company stock held		14,760	(14,760)
Partnership interest at December 31, 2020	$590,926	$171,376	$419,550
The carrying value of the investment partnerships net of deferred taxes is presented below.

	December 31,
	2020	2019
Carrying value of investment partnerships	$419,550	$505,542
Deferred tax liability related to investment partnerships	(44,805)	(56,518)
Carrying value of investment partnerships net of deferred taxes	$374,745	$449,024
The Company’s proportionate share of Company stock held by investment partnerships at cost is $389,617 and $374,857 at December 31, 2020 and 2019, respectively, and is recorded as treasury stock.
The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock. Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Note 3.     Investment Partnerships (continued)

Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	2020	2019	2018
Gains (losses) from investment partnerships	$(43,032)	$78,133	$40,411
Tax expense (benefit)	(10,526)	17,360	7,171
Contribution to net earnings	$(32,506)	$60,773	$33,240
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
There were $987 of incentive reallocations from Biglari Holdings to Biglari Capital during 2020, including $253 associated with gains on the Company's common stock. Gains on the Company's common stock and the related incentive reallocations are eliminated in our financial statements. There were no incentive reallocations from Biglari Holdings to Biglari Capital during 2019 and 2018.
Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of December 31, 2020	$112,970	$566,663
Total liabilities as of December 31, 2020	$189	$25,453
Revenue for the year ended December 31, 2020	$(4,052)	$(48,544)
Earnings for the year ended December 31, 2020	$(4,120)	$(49,832)
Biglari Holdings’ ownership interest	66.2%	95.4%

Total assets as of December 31, 2019	$117,135	$758,663
Total liabilities as of December 31, 2019	$158	$114,639
Revenue for the year ended December 31, 2019	$10,637	$85,831
Earnings for the year ended December 31, 2019	$10,567	$78,604
Biglari Holdings’ ownership interest	66.1%	92.9%

Total assets as of December 31, 2018	$107,207	$901,750
Total liabilities as of December 31, 2018	$447	$202,770
Revenue for the year ended December 31, 2018	$(92,093)	$(120,431)
Earnings for the year ended December 31, 2018	$(92,159)	$(130,193)
Biglari Holdings’ ownership interest	65.9%	92.2%
Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments.

Note 4.     Other Current Assets
Other current assets include the following.

	December 31,
	2020	2019
Deferred commissions on gift cards sold by third parties	$3,491	$3,379
Prepaid contractual obligations	3,001	3,070
Other current assets	$6,492	$6,449

Note 5.     Property and Equipment
Property and equipment is composed of the following.

	December 31,
	2020	2019
Land	$142,601	$150,147
Buildings	138,734	144,243
Land and leasehold improvements	141,351	157,141
Equipment	192,735	196,264
Oil and gas properties	75,900	77,475
Construction in progress	1,032	3,789
	692,353	729,059
Less accumulated depreciation and amortization	(376,231)	(378,432)
Property and equipment, net	$316,122	$350,627
Depreciation and amortization expense for property and equipment for 2020, 2019 and 2018 was $19,586, $18,881 and $18,646, respectively. Depletion expense related to oil and gas properties was $11,989 and $8,077 during 2020 and 2019, respectively. Accretion expense of the Company's asset retirement obligations was $497 and $177 during 2020 and 2019, respectively. Depletion and accretion expense are included in depreciation and amortization within the consolidated statement of earnings.
The Company recorded an impairment to restaurant long-lived assets of $19,618, $8,186 and $5,677 during 2020, 2019 and 2018, respectively. The fair value of the long-lived assets was determined based on Level 3 inputs using a discounted cash flow model and quoted prices for the properties.
The property and equipment cost related to finance obligations as of December 31, 2020 is as follows: $54,531 of buildings, $48,015 of land, $25,682 of land and leasehold improvements, and $54,976 of accumulated depreciation.
Note 6.    Asset Retirement Obligations
A reconciliation of the ending aggregate carrying amount of asset retirement obligations is as follows.

	December 31
	2020	2019
Beginning balance	$10,631	$10,542
Liabilities settled	(870)	(88)
Accretion expense	497	177
Asset retirement obligation	$10,258	$10,631
As of December 31, 2020 and 2019, $236 and $184, respectively, is classified as current and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Note 7.     Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. No goodwill was recorded with the acquisition of Southern Oil.
A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Insurance	Total
Goodwill at December 31, 2017	$28,168	$11,913	$40,081
Change in foreign exchange rates during 2018	(29)	—	(29)
Goodwill at December 31, 2018	$28,139	$11,913	$40,052
Change in foreign exchange rates during 2019	(12)	—	(12)
Goodwill at December 31, 2019	$28,127	$11,913	$40,040
Goodwill from acquisition	—	13,800	13,800
Impairments to goodwill	(300)	—	(300)
Change in foreign exchange rates during 2020	56	—	56
Goodwill at December 31, 2020	$27,883	$25,713	$53,596
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
In response to the adverse effects of the COVID-19 pandemic, we evaluated goodwill for impairment during 2020, specifically related to goodwill for certain restaurant reporting units. Making estimates of the fair value of reporting units at this time is significantly affected by assumptions of the severity, duration, and long-term effects of the pandemic on the reporting units' operations. We considered the available facts and made qualitative assessments and judgments for what we believed represented reasonably possible outcomes. The fair value of certain of Steak n Shake’s reporting units declined, and an impairment to goodwill of $300 was recorded in 2020. In addition, as a result of our impairment assessment, the fair value of the Western Sizzlin reporting unit was within 10% of the carrying value. Further decline in Western Sizzlin's franchise base may result in recording future impairments of goodwill to reflect the depletion in value. COVID-19 pandemic events will continue to evolve, and the negative effects on our operations could prove to be worse than we currently estimate. The Company may record goodwill impairment charges in future periods. There were no impairment charges recorded in 2019 or 2018.
Other Intangible Assets
Other intangible assets are composed of the following.

	December 31,
	2020			2019
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(5,310)	$—	$5,310	$(5,178)	$132
Other	810	(810)	—	810	(792)	18
Total	6,120	(6,120)	—	6,120	(5,970)	150
Intangible assets with indefinite lives:
Trade names	15,876	—	15,876	15,876	—	15,876
Other assets with indefinite lives	8,189	—	8,189	11,323	—	11,323
Total intangible assets	$30,185	$(6,120)	$24,065	$33,319	$(5,970)	$27,349

Note 7.     Goodwill and Other Intangible Assets (continued)
Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights. During 2020, the Company recorded impairment charges of $3,728 on lease rights related to our international restaurant operations because of the adverse effects of the COVID-19 pandemic. The impairment and fair value were determined using Level 3 inputs and available market data. Amortization expense for 2020, 2019 and 2018 was $150, $549 and $562, respectively. The Company’s intangible assets with definite lives fully amortized in 2020.
Note 8.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	December 31,
	2020	2019
Accounts payable	$26,537	$32,626
Gift card liability	21,822	20,745
Loss reserves	14,652	3,211
Unearned premiums	13,277	1,300
Other insurance accruals	6,559	6,559
Salaries, wages, and vacation	8,285	10,667
Deferred revenue	9,324	10,454
Taxes payable	10,922	29,275
Other	7,443	6,242
Accounts payable and accrued expenses	$118,821	$121,079

Note 9.     Other Liabilities
Other liabilities include the following.

	December 31,
	2020	2019
Non qualified deferred compensation	$1,368	$1,716
Other	312	348
Other liabilities	$1,680	$2,064

Note 10.     Income Taxes
The components of the provision for income taxes consist of the following.

	2020	2019	2018
Current:
Federal	$(472)	$41,005	$(1,688)
State	476	7,301	1,204
Deferred	(12,216)	(38,545)	(2,153)
Income tax expense (benefit)	$(12,212)	$9,761	$(2,637)

Reconciliation of effective income tax:
Tax at U.S. statutory rates	$(10,542)	$11,579	$3,519
State income taxes, net of federal benefit	(1,750)	1,573	741
Tax rate changes	—	—	(1,342)
Federal income tax credits	(424)	(3,004)	(4,587)
Dividends received deduction	(233)	(955)	(2,142)
Valuation allowance	733	441	658
Foreign tax rate differences	240	116	349
Other	(236)	11	167
Income tax expense (benefit)	$(12,212)	$9,761	$(2,637)
The Company did not have a net tax expense or benefit on income from international operations. Earnings (losses) before income taxes derived from domestic operations during 2020, 2019 and 2018 were $(40,989), $57,877 and $21,700, respectively. Losses before income taxes derived from international operations during 2020, 2019 and 2018 were $9,212, $2,736, and $4,945, respectively.
As of December 31, 2020, we had $204 of unrecognized tax benefits, including $59 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. As of December 31, 2019, we had $348 of unrecognized tax benefits, including $62 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense. The unrecognized tax benefits of $204 would impact the effective income tax rate if recognized. Adjustments to the Company’s unrecognized tax benefit for gross increases for the current period tax position, gross decreases for prior period tax positions and the lapse of statute of limitations during 2020, 2019 and 2018 were not significant.
We file income tax returns which are periodically audited by various foreign, federal, state, and local jurisdictions. With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2017. We believe we have certain state income tax exposures related to fiscal years 2016 through 2020. Because of the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $190 within 12 months.
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Note 10. Taxes (continued)

Our deferred tax assets and liabilities consist of the following.

	December 31,
	2020	2019
Deferred tax assets:
Insurance reserves	$1,621	$1,304
Compensation accruals	1,439	438
Gift card accruals	2,387	3,280
Net operating loss credit carryforward	7,121	6,017
Valuation allowance on net operating losses	(6,152)	(5,419)
Fixed assets and depletable assets basis difference	8,234	6,300
Income tax credit carryforward	2,178	4,776
Other	2,516	(36)
Total deferred tax assets	19,344	16,660

Deferred tax liabilities:
Investments	45,470	56,519
Goodwill and intangibles	15,220	14,371
Total deferred tax liabilities	60,690	70,890
Net deferred tax liability	$(41,346)	$(54,230)
Accrued expenses on the balance sheet include income taxes payable of $2,436 and $17,767 as of December 31, 2020 and 2019, respectively. Income taxes paid during 2020, 2019 and 2018 were $15,402, $30,375 and $810, respectively. Income tax refunds during 2020, 2019 and 2018 were $68, $1,546 and $8, respectively.

Note 11.     Notes Payable and Other Borrowings
Notes payable and other borrowings include the following.

	December 31,
	2020	2019
Current portion of notes payable and other borrowings
Notes payable	$152,506	$2,200
Unamortized original issue discount	(87)	(348)
Unamortized debt issuance costs	(158)	(634)
Finance obligations	4,854	4,252
Finance lease liabilities	1,897	1,633
Total current portion of notes payable and other borrowings	$159,012	$7,103

Long-term notes payable and other borrowings
Notes payable	$—	$179,298
Unamortized original issue discount	—	(89)
Unamortized debt issuance costs	—	(163)
Finance obligations	68,148	74,497
Finance lease liabilities	7,034	9,639
Total long-term notes payable and other borrowings	$75,182	$263,182

Note 11.     Notes Payable and Other Borrowings (continued)

Steak n Shake Credit Facility
On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan was scheduled to mature on March 19, 2021. As of December 31, 2020, $152,506 was outstanding. The Company repaid Steak n Shake's outstanding balance in full on February 19, 2021.
Western Sizzlin Revolver
As of December 31, 2020 and 2019, Western Sizzlin had no debt outstanding under its revolver.
Interest
Interest paid on debt and obligations under leases are as follows.

	2020	2019	2018
Interest paid on debt	$9,397	$11,273	$10,655
Interest paid on obligations under leases	$6,274	$7,816	$8,207

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
Total lease cost consists of the following.

	2020	2019
Finance lease costs:
Amortization of right-of-use assets	$1,404	$1,952
Interest on lease liabilities	582	828
Operating lease costs *	9,995	16,483
Total lease costs	$11,981	$19,263
*Includes short-term leases, variable lease costs and sublease income.

Note 12.     Leased Assets and Lease Commitments (continued)

Supplemental cash flow information related to leases is as follows.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,512	$1,610
Operating cash flows from finance leases	$632	$828
Operating cash flows from operating leases	$13,627	$16,863
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$—	$1,097
Operating lease liabilities	$73	$11,069
Supplemental balance sheet information related to leases is as follows.

	December 31, 2020	December 31, 2019
Finance leases:
Property and equipment, net	$6,501	$10,783

Current portion of notes payable and other borrowings	$1,897	$1,633
Long-term notes payable and other borrowings	7,034	9,639
Total finance lease liabilities	$8,931	$11,272
Weighted-average lease terms and discount rates are as follows.

2020
Weighted-average remaining lease terms:
Finance leases	5.7 years
Operating leases	5.6 years

Weighted-average discount rates:
Finance leases	7.1%
Operating leases	6.9%
Maturities of lease liabilities as of December 31, 2020 are as follows.

Year	Operating Leases	Finance Leases
2021	$13,521	$2,452
2022	10,949	1,864
2023	9,604	1,669
2024	7,678	1,633
2025	5,870	1,292
After 2025	9,447	1,906
Total lease payments	57,069	10,816
Less interest	9,992	1,885
Total lease liabilities	$47,077	$8,931

Note 12.     Leased Assets and Lease Commitments (continued)

Rent expense is presented below.

	2020	2019	2018
Minimum rent	$15,672	$17,968	$20,158
Contingent rent	137	1,050	1,470
Rent expense	$15,809	$19,018	$21,628

Note 13.     Related Party Transactions
Services Agreement
During 2017, the Company entered into a services agreement with Biglari Enterprises LLC and Biglari Capital Corp. (collectively, the “Biglari Entities”) under which the Biglari Entities provide business and administrative related services to the Company. The Biglari Entities are owned by Mr. Biglari. The services agreement has a five-year term, effective on October 1, 2017. The fixed fee is $700 per month for the first year with adjustments in years two through five. The monthly fee remained at $700 during 2020.

The Company paid Biglari Enterprises $8,400 in service fees during 2020 and 2019. The services agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp. by the Company.
Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
As of December 31, 2020, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $590,926.
Contributions to and distributions from The Lion Fund, L.P. and The Lion Fund II, L.P. were as follows.

	2020	2019	2018
Contributions of cash	$70,130	$40,000	$39,040
Distributions of cash	(98,330)	(169,329)	(68,700)
	$(28,200)	$(129,329)	$(29,660)
As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high-water mark. There were $987 of incentive reallocations from Biglari Holdings to Biglari Capital during 2020, including $253 associated with gains on the Company's common stock. Gains on the Company's common stock and the related incentive reallocations are eliminated in our financial statements. There were no incentive reallocations from Biglari Holdings to Biglari Capital during 2019 and 2018.
Incentive Agreement
The Incentive Agreement establishes a performance-based annual incentive payment for Mr. Biglari contingent upon the growth in adjusted equity in each year attributable to our operating businesses. In order for Mr. Biglari to receive any incentive, our operating businesses must achieve an annual increase in shareholders’ equity in excess of 6% (the “Hurdle Rate”) above the previous highest level (the “High Water Mark”). Mr. Biglari will receive 25% of any incremental book value created above the High Water Mark plus the Hurdle Rate. In any year in which book value declines, our operating businesses must completely recover their deficit from the previous High Water Mark, along with attaining the Hurdle Rate, before Mr. Biglari becomes eligible to receive any further incentive payment. No incentive fees were earned during 2020, 2019 and 2018.

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

On January 29, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. The shareholder generally alleged claims of breach of fiduciary duty by the members of our Board of Directors and unjust enrichment to Mr. Biglari as a result of the dual class structure. On March 26, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. This shareholder generally alleged claims of breach of fiduciary duty by the members of our Board of Directors. On May 17, 2018, the shareholders who filed the January 29, 2018 complaint and the March 26, 2018 complaint filed a new, consolidated complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. The shareholders generally alleged claims of breach of fiduciary duty by the members of our Board of Directors and unjust enrichment to Mr. Biglari arising out of the dual class structure, including the ability to vote the Company’s shares that are eliminated for financial reporting purposes.

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

On September 8, 2014, two former restaurant manager employees filed a purported class action lawsuit against Steak n Shake (Drake v. Steak n Shake). On January 30, 2017, a former restaurant manager employee filed a purported class action lawsuit against Steak n Shake (Clendenen v. Steak n Shake). The plaintiffs generally allege claims that Steak n Shake improperly classified its managerial employees as exempt. On July 26, 2019, the Company agreed to settle both cases for $8,350 and the Court approved the terms of the settlement. The settlement is reflected in selling, general and administrative expenses in the 2019 consolidated statement of earnings.
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
•Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.
•Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Pricing evaluations generally reflect discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, estimated durations and yields for other instruments of the issuer or entities in the same industry sector.

Note 15.     Fair Value of Financial Assets (continued)
•Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities and we may be unable to corroborate the related observable inputs. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities.
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
Bonds: The Company’s investments in bonds consist of both corporate and government debt. Bonds are classified as Level 1 or Level 2 of the fair value hierarchy.
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
As of December 31, 2020 and 2019 the fair values of financial assets were as follows.

	December 31,
	2020				2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$23,885	$—	$—	$23,885	$43,095	$—	$—	$43,095
Equity securities:
Consumer goods	7,274	5,652	—	12,926	—	6,397	—	6,397
Insurance	261	—	—	261	25	—	—	25
Bonds:
Government	39,472	14,043	—	53,515	38,911	—	—	38,911
Corporate	—	5,406	—	5,406	—	—	—	—
Options on equity securities	—	2,911	—	2,911	—	2,166	—	2,166
Non-qualified deferred compensation plan investments	1,368	—	—	1,368	2,175	—	—	2,175
Total assets at fair value	$72,260	$28,012	$—	$100,272	$84,206	$8,563	$—	$92,769
There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 16.     Accumulated Other Comprehensive Income
Changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, were as follows.

	2020			2019
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Loss
Beginning Balance	$(2,810)	$—	$(2,810)	$(2,516)	$—	$(2,516)
Foreign currency translation	1,279		1,279	(294)		(294)
Ending Balance	$(1,531)	$—	$(1,531)	$(2,810)	$—	$(2,810)

	2018
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Loss
Beginning Balance	$(1,462)	$58	$(1,404)
Reclassification to (earnings) loss		(58)	(58)
Foreign currency translation	(1,054)		(1,054)
Ending Balance	$(2,516)	$—	$(2,516)
There were no reclassifications from accumulated other comprehensive income to earnings during 2020 and 2019. Reclassifications made from accumulated other comprehensive income to the statement of earnings were $58 of income to earnings during 2018.
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

Note 17. Business Segment Reporting (continued)
A disaggregation of our consolidated data for each of the three most recent years is presented in the tables which follow.

	Revenue
	2020	2019	2018
Operating Businesses:
Restaurant Operations:
Steak n Shake	$344,305	$595,004	$760,565
Western	6,361	15,216	15,125
Total Restaurant Operations	350,666	610,220	775,690

Insurance Operations:
First Guard	30,958	30,083	27,628
Southern Pioneer	21,721	—	—
Total Insurance Operations	52,679	30,083	27,628

Southern Oil	26,255	24,436	—
Maxim	4,083	4,099	6,576
	$433,683	$668,838	$809,894

	Earnings (Loss) Before Income Taxes
	2020	2019	2018
Operating Businesses:
Restaurant Operations:
Steak n Shake	$(4,587)	$(18,575)	$(10,657)
Western	(765)	1,756	2,046
Total Restaurant Operations	(5,352)	(16,819)	(8,611)

Insurance Operations:
First Guard	9,632	7,103	6,215
Southern Pioneer	2,799	—	—
Total Insurance Operations	12,431	7,103	6,215

Southern Oil	2,018	8,032	—
Maxim	1,784	742	1,068
Interest expense on notes payable and other borrowings	(9,262)	(12,442)	(11,677)
Total Operating Businesses	1,619	(13,384)	(13,005)
Corporate and investments:
Corporate and other	(12,432)	(9,608)	(10,651)
Investment gains	3,644	—	—
Investment partnership gains (losses)	(43,032)	78,133	40,411
Total corporate	(51,820)	68,525	29,760

	$(50,201)	$55,141	$16,755

Note 17. Business Segment Reporting (continued)

	Capital Expenditures
	2020	2019	2018
Operating Businesses:
Restaurant Operations:
Steak n Shake	$17,852	$9,951	$14,982
Western	6	72	61
Total Restaurant Operations	17,858	10,023	15,043

Insurance Operations:
First Guard	5	43	236
Southern Pioneer	—	—	—
Total Insurance Operations	5	43	236
Southern Oil	2,806	7,594	—
Maxim	—	—	—
Total Operating Businesses	20,669	17,660	15,279
Corporate and other	33	19	14
Consolidated results	$20,702	$17,679	$15,293

	Depreciation and Amortization
	2020	2019	2018
Operating Businesses:
Restaurant Operations:
Steak n Shake	$18,811	$20,533	$18,180
Western	231	641	651
Total Restaurant Operations	19,042	21,174	18,831
Insurance Operations:
First Guard	96	85	76
Southern Pioneer	318	—	—
Total Insurance Operations	414	85	76
Southern Oil:
Depletion	11,989	7,900	—
Accretion	497	177	—
Depreciation	41	141	—
Total Southern Oil	12,527	8,218	—
Maxim	—	—	27
Total Operating Businesses	31,983	29,477	18,934
Corporate and other	239	101	384
Consolidated results	$32,222	$29,578	$19,318

Note 17. Business Segment Reporting (continued)
A disaggregation of our consolidated assets is presented in the table that follows.

	Identifiable Assets
	December 31,
	2020	2019
Reportable segments:
Restaurant Operations:
Steak n Shake	$341,190	$385,259
Western	16,512	18,322
Total Restaurant Operations	357,702	403,581

Insurance Operations:
First Guard	64,764	58,808
Southern Pioneer	74,063	—
Total Insurance Operations	138,827	58,808

Southern Oil	61,017	82,257
Maxim	16,485	16,549
Corporate	24,387	72,572
Investment partnerships	419,550	505,542
Total assets	$1,017,968	$1,139,309

Note 18.     Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For the year ended December 31, 2020
Total revenues	$135,700	$96,502	$101,835	$99,646
Gross profit	35,890	32,719	33,764	34,578
Costs and expenses	146,019	101,396	102,689	94,392
Earnings (loss) before income taxes	(181,715)	57,230	26,718	47,566
Net earnings (loss)	(137,885)	42,466	21,101	36,329
Net earnings (loss) per equivalent Class A share	$(400.37)	$121.51	$60.07	$108.23

For the year ended December 31, 2019
Total revenues	$181,859	$168,343	$160,216	$158,420
Gross profit	22,837	30,454	38,467	43,307
Costs and expenses	204,451	174,671	162,296	150,412
Earnings (loss) before income taxes	11,562	27,870	(631)	16,340
Net earnings (loss)	9,818	21,974	(17)	13,605
Net earnings (loss) per equivalent Class A share	$28.36	$63.50	$(0.05)	$39.64
We define gross profit as net revenue less restaurant cost of sales, media cost of sales, oil and natural gas production costs and insurance losses and underwriting expenses, which excludes depreciation and amortization.

Note 19.     Supplemental Disclosures of Cash Flow Information
Capital expenditures in accounts payable at December 31, 2020, 2019 and 2018 were $2,399, $339 and $1,776, respectively.
In 2020, we had new finance lease obligations of $3,285 and lease retirements of $4,842. In 2019, we had new finance lease obligations of $5,026 and lease retirements of $940. During 2018, we had new capital lease obligations of $1,000 and lease retirements of $11,557.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.     Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of December 31, 2020.
On March 9, 2020, we completed our acquisition of Southern Pioneer. We have excluded Southern Pioneer from management’s assessment of the effectiveness of disclosure controls and procedures as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We excluded the evaluation of internal controls over financial reporting for Southern Pioneer during the quarter ended December 31, 2020.
Management’s Report on Internal Control Over Financial Reporting
Management of Biglari Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
We are in the process of evaluating the existing controls and procedures of Southern Pioneer and integrating Southern Pioneer into our internal control over financial reporting. In accordance with Securities and Exchange Commission guidance, we have excluded Southern Pioneer from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Biglari Holdings Inc.
February 27, 2021
Item 9B.     Other Information
None.

Part III
Item 10.     Directors, Executive Officers and Corporate Governance
Item 11.     Executive Compensation
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Item 14.     Principal Accountant Fees and Services
The information required by Part III Items 10, 11, 12, 13 and 14 will be contained in the Company’s definitive proxy statement for its 2021 Annual Meeting of Shareholders, to be filed on or before April 29, 2021, and such information is incorporated herein by reference.

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
(b). Exhibits

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

21.01	Subsidiaries of the Company.
31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files
104	Cover page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to the Annual Report on Form 10-K.
**	Furnished herewith.

Item 16.     Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2021.

BIGLARI HOLDINGS INC.

By:	/s/ BRUCE LEWIS
Bruce Lewis Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 27, 2021.

Signature	Title

/s/ SARDAR BIGLARI	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Sardar Biglari

/s/ BRUCE LEWIS	Controller (Principal Financial and Accounting Officer)
Bruce Lewis

/s/ JOHN G. CARDWELL	Director
John G. Cardwell

/s/ PHILIP COOLEY	Director - Vice Chairman
Philip Cooley

/s/ KENNETH R. COOPER	Director
Kenneth R. Cooper

/s/ RUTH J. PERSON	Director
Ruth J. Person