Form 10-K/A
period 2020-12-31
Biglari Holdings Inc.
filed 2021-04-01
CIK 1726173

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $88,264,442.

Number of shares of common stock outstanding as of February 22, 2021:

Class A common stock –	206,864
Class B common stock –	2,068,640
DOCUMENTS INCORPORATED BY REFERENCE
None

Page

PART IV

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings”, “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021 (the “Original Filing”), to include separate audited financial statements of The Lion Fund II, L.P. (the “Lion Fund II”) pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”) in Part IV, Item 15. The audited financial statements of the Lion Fund II (the “Lion Fund II Financial Statements”) were not available at the time of the Original Filing. In accordance with Rule 3-09(b)(2), the Lion Fund II Financial Statements are being filed as an amendment to the Original Filing within 90 days after the end of the Lion Fund II’s fiscal year.

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

Item 15. Exhibits and Financial Statement Schedules

INDEPENDENT AUDITORS’ REPORT
To the Partners of
The Lion Fund II, L.P.
San Antonio, Texas

We have audited the accompanying financial statements of The Lion Fund II, L.P., (a Delaware Limited Partnership) (the "Fund"), which comprise the statement of assets and liabilities, including the condensed schedule of investments, as of December 31, 2020 and 2019, and the related statements of operations, changes in partners’ capital, and cash flows for the years ended December 31, 2020, 2019 and 2018, and the related notes to the financial statements.
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
Auditors’ Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
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
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Lion Fund II, L.P., as of December 31, 2020 and 2019, and the results of its operations, changes in its partners’ capital, and its cash flows for the years ended December 31, 2020, 2019 and 2018, in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 31, 2021

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF ASSETS AND LIABILITIES

	December 31, 2020	December 31, 2019
ASSETS:
Investments in securities — at fair value	$460,785,669	$484,265,214
Cash and cash equivalents	105,877,306	244,508,174
Receivables	—	19,889,744
Advance distributions	—	10,000,000
Total assets	$566,662,975	$758,663,132

LIABILITIES:
Long-term debt	$—	$112,000,000
Investments sold short — at fair value	23,554,440	—
Derivatives — at fair value	1,807,518	2,226,670
Interest payable	—	370,215
Accounts payable	91,413	42,000
Total liabilities	$25,453,371	$114,638,885

PARTNERS’ CAPITAL	$541,209,604	$644,024,247

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
INVESTMENT INCOME:
Dividends and interest	$7,057,996	$31,829,049	$41,147,563

EXPENSES:
Professional fees	185,413	187,220	134,987
Interest expense	1,103,146	7,039,956	9,626,977

NET INVESTMENT INCOME	5,769,437	24,601,873	31,385,599

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains from investments	11,123,194	185,900,988	27,874,223
Net change in unrealized appreciation - investments	(66,724,702)	(131,898,804)	(189,452,895)

NET INCREASE (DECREASE) IN PARTNERS' CAPITAL RESULTING FROM OPERATIONS	$(49,832,071)	$78,604,057	$(130,193,073)

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	General Partner	Limited Partners	Total
PARTNERS' CAPITAL - December 31, 2017	$59,846,089	$800,917,174	$860,763,263
Capital contributions	—	39,040,000	39,040,000
Capital distributions	(1,745,000)	(68,885,000)	(70,630,000)
Net decrease from operations	(9,110,326)	(121,082,747)	(130,193,073)
PARTNERS' CAPITAL - December 31, 2018	$48,990,763	$649,989,427	$698,980,190
Capital contributions	—	40,000,000	40,000,000
Capital distributions	(14,135,000)	(159,425,000)	(173,560,000)
Net increase from operations	4,611,853	73,992,204	78,604,057
PARTNERS' CAPITAL - December 31, 2019	$39,467,616	$604,556,631	$644,024,247
Capital contributions	—	62,130,003	62,130,003
Capital distributions	(14,762,572)	(100,350,003)	(115,112,575)
Net decrease from operations	(6,156,302)	(43,675,769)	(49,832,071)
Performance fee	986,561	(986,561)	—
PARTNERS' CAPITAL - December 31, 2020	$19,535,303	$521,674,301	$541,209,604

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in partners' capital resulting from operations	$(49,832,071)	$78,604,057	$(130,193,073)
Adjustments to reconcile net increase (decrease) in partners' capital resulting from operations to net cash provided by operating activities:
Net realized gains from investments	(11,123,194)	(185,900,988)	(27,874,223)
Net change in unrealized appreciation - investments	66,724,702	131,898,804	189,452,895
Proceeds from sale of investments	106,114,804	416,063,175	79,863,534
Purchases of investments in securities	(116,304,051)	(28,386,587)	(20,011,188)
Amortization of loan origination fees	—	327,181	751,076
Changes in due to broker	—	—	(328,261)
Changes in interest payable	(370,215)	(483,427)	211,456
Changes in receivables	19,889,744	(19,889,744)	—
Changes in accounts payable	49,413	(107,987)	67,987

Net cash provided by operating activities	15,149,132	392,124,484	91,940,203

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	62,130,003	40,000,000	39,040,000
Distributions to partners	(103,910,003)	(183,560,000)	(70,630,000)
Payments of long-term debt	(112,000,000)	(88,000,000)	—

Net cash used in financing activities	(153,780,000)	(231,560,000)	(31,590,000)

NET INCREASE (DECREASE) IN CASH	(138,630,868)	160,564,484	60,350,203

CASH and CASH EQUIVALENTS - Beginning of year	244,508,174	83,943,690	23,593,487

CASH and CASH EQUIVALENTS - End of year	$105,877,306	$244,508,174	$83,943,690

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2020:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Diversified:
Biglari Holdings Inc. Class A common stock (8.3%)	76,707	$44,873,595
Biglari Holdings Inc. Class B common stock (16.8%)	816,360	90,779,232
Restaurant:
Cracker Barrel Old Country Store, Inc. (48.8%)	2,000,000	263,840,000
Financial:
Berkshire Hathaway Class A common stock (8.0%)	125	43,476,875
Other securities (3.3%)		17,815,967

TOTAL SECURITIES OWNED (cost $560,617,885) (85.1%)		$460,785,669

As of December 31, 2020, The Lion Fund II, L.P. held $23,554,440 (4.4%) in short positions tied to its arbitrage operation.

Percentages shown are computed based on the classification value compared to partners' capital at December 31, 2020.

AS OF DECEMBER 31, 2019:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Diversified:
Biglari Holdings Inc. Class A common stock (6.8%)	72,621	$43,572,600
Biglari Holdings Inc. Class B common stock (12.9%)	726,218	83,093,864
Restaurant:
Cracker Barrel Old Country Store, Inc. (47.7%)	2,000,000	307,480,000
Retail:
Tiffany & Co (7.8%)	375,000	50,118,750

TOTAL SECURITIES OWNED (cost $525,408,283) (75.2%)		$484,265,214

Percentages shown are computed based on the classification value compared to partners' capital at December 31, 2019.

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Receivables — The Fund’s receivable balance as of December 31, 2019, consisted primarily of a note receivable from Fat Brands Inc. On March 10, 2020, Fat Brands Inc. repaid the loan in full.
As of December 31, 2019, the principal balance of the term loan with Fat Brands Inc. was $15,375,000. The Fund’s receivable balance as of December 31, 2019, also included a receivable of $3,500,000, accrued interest of $797,244 and a dividend receivable of $217,500. All of the December 31, 2019 receivable balances were paid in full during 2020.
Income Taxes — In accordance with federal income tax regulations, no income taxes are levied on a partnership, but rather on the individual partners. Consequently, no provision or liability for federal income taxes has been reflected in the accompanying financial statements.
There were neither liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax returns. The Fund has reviewed open tax years and has concluded that there is no significant tax liability resulting from uncertain tax provisions. 2019, 2018 and 2017 remain open for both federal and state jurisdictions.
Cash and Cash Equivalents — Any highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents. The cash and cash equivalent balances as of December 31, 2020 and 2019 represent cash held by the custodians of the Fund’s investments.

Advance Distributions – Advance distributions represent balances distributed as of year-end, which will be applied to partners’ capital as of the first of the following fiscal year. As of December 31, 2019, the Fund had advance distributions totaling $10,000,000.
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
Long-Term Debt —As of December 31, 2019, the balance of long-term debt was $112,000,000. The Fund repaid the debt in full on March 18, 2020.
2.CONCENTRATIONS OF CREDIT RISK
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
3.RELATED-PARTY TRANSACTIONS
The General Partner is entitled to receive a performance reallocation of 25% of the increase in net assets annually. This reallocation is subject to a 6% performance hurdle rate that the Fund’s performance must exceed in order for the General Partner to be entitled to such reallocation. Additionally, this reallocation is subject to a high-water mark provision. The General Partner earned a performance reallocation of $986,561 during 2020. The General Partner did not earn a performance reallocation during 2019 and 2018.
Sardar Biglari is the Chairman, Chief Executive Officer and sole owner of the General Partner. Mr. Biglari is also the Chairman and Chief Executive Officer of Biglari Holdings Inc. (“Biglari Holdings”). Biglari Holdings is a limited partner in the Fund and is subject to a performance reallocation.
During 2020, the Fund purchased 5,770 shares of Biglari Holdings Class A common stock and 106,983 shares of Biglari Holdings Class B common stock. Also during 2020, the Fund distributed 1,684 shares of Biglari Holdings Class A common stock and 16,841 shares of Biglari Holdings Class B common stock to the General Partner. There were no purchases or distributions of Biglari Holdings common stock in 2019.
The General Partner of the Fund also serves as the General Partner of The Lion Fund, L.P. The Lion Fund, L.P. is a limited partner in the Fund and is not subject to a performance reallocation.

4.FAIR VALUE MEASUREMENTS
Exchange-listed securities are valued at the last sale price on the principal exchange on which they are traded.

Level 1 securities in accordance with the GAAP established fair value hierarchy are based on unadjusted quoted prices in active markets for identical assets and liabilities. As of December 31, 2020 and 2019, total securities were $460,785,669 and $484,265,214, respectively. As of December 31, 2020 and 2019, derivative balances were liabilities of $1,807,518 and $2,226,670 respectively. As of December 31, 2020, short positions were liabilities of $23,554,440. The securities, derivatives and short positions are classified as Level 1 inputs within the GAAP established hierarchy.
Level 2 securities in accordance with the GAAP established fair value hierarchy are based on observable inputs other than those included in Level 1. As of December 31, 2019, the receivable balance was $19,889,744. The receivables are classified as Level 2 inputs within the GAAP established hierarchy.
5.SUBSEQUENT EVENTS
We have evaluated subsequent events for recognition or disclosure through the time of issuance of these financial statements on March 31, 2021. During the first quarter of 2021, Biglari Holdings withdrew $132,275,078 from the Fund.
6.FINANCIAL HIGHLIGHTS

	2020	2019	2018

Total return before performance reallocation	(6.73)%	11.99%	(15.32)%
Performance reallocation	(0.18)	0.00	0.00
Total return after performance reallocation	(6.91)%	11.99%	(15.32)%

Supplemental Data

	2020	2019	2018

Annual gross partnership return	(7.92)%	12.93%	(14.23)%
Annual net partnership return	(8.13)%	11.84%	(15.38)%
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

	2020	2019	2018
Ratio to average partners' capital:
Expenses before performance reallocation	0.26%	1.01%	1.21%
Performance reallocation	0.21	0.00	0.00
Expenses including performance reallocation	0.47%	1.01%	1.21%

Net investment income	1.17%	3.45%	3.90%

Average partners’ capital is determined using the Fund’s partners’ capital measured at the end of each month. The performance reallocation to the General Partner is not included in the net investment income ratio.
Expenses include accounting fees, interest and other expenses. Net investment income is computed as investment income from dividends and interest, less expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2021.

BIGLARI HOLDINGS INC.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 2021.

Signature	Title

/s/ SARDAR BIGLARI	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Sardar Biglari

/s/ BRUCE LEWIS	Controller (Principal Financial and Accounting Officer)
Bruce Lewis

/s/ JOHN G. CARDWELL	Director
John G. Cardwell

/s/ PHILIP COOLEY	Director – Vice Chairman
Philip Cooley

/s/ KENNETH R. COOPER	Director
Kenneth R. Cooper

/s/ RUTH J. PERSON	Director
Ruth J. Person

INDEX TO EXHIBITS

Exhibit Number	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Controller
32.01	Section 1350 Certifications
99.01	Consent of The Lion Fund II, L.P.
104	Cover page Interactive Data File (embedded within the Inline XBRL document)

The Lion Fund II Financial Statements are filed under Item 15(c).