Form 10-Q
period 2021-03-31
Biglari Holdings Inc.
filed 2021-05-07
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Number of shares of common stock outstanding as of May 4, 2021:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIGLARI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,438	$24,503
Investments	99,427	94,861
Receivables	16,438	19,185
Inventories	2,590	2,737
Other current assets	6,763	6,492
Total current assets	153,656	147,778
Property and equipment	317,432	316,122
Operating lease assets	41,015	42,832
Goodwill and other intangible assets	77,273	77,661
Investment partnerships	356,795	419,550
Other assets	13,715	14,025
Total assets	$959,886	$1,017,968

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$120,304	$118,821
Current portion of lease obligations	14,850	17,365
Current portion of notes payable	—	152,261
Total current liabilities	135,154	288,447
Lease obligations	109,063	111,645
Deferred taxes	64,649	41,346
Asset retirement obligations	10,147	10,022
Other liabilities	1,733	1,680
Total liabilities	320,746	453,140

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	381,788	381,788
Retained earnings	644,757	573,050
Accumulated other comprehensive loss	(1,975)	(1,531)
Treasury stock, at cost	(386,568)	(389,617)
Biglari Holdings Inc. shareholders’ equity	639,140	564,828
Total liabilities and shareholders’ equity	$959,886	$1,017,968
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	First Quarter
	2021	2020

	(Unaudited)
Revenues
Restaurant operations	$69,954	$114,144
Insurance premiums and other	14,619	9,674
Oil and gas	8,592	11,374
Media and licensing	1,123	508
	94,288	135,700
Cost and expenses
Restaurant cost of sales	45,616	89,916
Insurance losses and underwriting expenses	11,146	6,312
Oil and gas production costs	2,413	3,076
Media and licensing costs	480	506
Selling, general and administrative	15,540	17,227
Impairments	298	10,300
Depreciation and amortization	7,178	10,062
Interest expense	2,741	4,274
	85,412	141,673
Other income
Investment gains	3,081	—
Investment partnership gains (losses)	81,766	(175,742)
	84,847	(175,742)
Earnings (loss) before income taxes	93,723	(181,715)
Income tax expense (benefit)	22,016	(43,830)
Net earnings (loss)	$71,707	$(137,885)
Earnings per share
Net earnings (loss) per equivalent Class A share *	$223.29	$(400.37)
*Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $44.66 for the first quarter of 2021 and $(80.07) for the first quarter of 2020.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	First Quarter
	2021	2020

	(Unaudited)
Net earnings (loss)	$71,707	$(137,885)
Foreign currency translation	(444)	(312)
Total comprehensive income (loss)	$71,263	$(138,197)
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Quarter
	2021	2020

	(Unaudited)
Operating activities
Net earnings (loss)	$71,707	$(137,885)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	7,178	10,062
Provision for deferred income taxes	23,350	(38,132)
Asset impairments and other non-cash expenses	435	10,548
Gains on disposal of assets	(958)	(1,272)
Investment gains	(3,247)	—
Investment partnership (gains) losses	(81,766)	175,742
Distributions from investment partnerships	150,570	42,300
Changes in receivables and inventories	2,827	7,465
Changes in other assets	(903)	1,891
Changes in accounts payable and accrued expenses	(3,895)	(20,242)
Net cash provided by operating activities	165,298	50,477
Investing activities
Capital expenditures	(7,447)	(6,473)
Proceeds from property and equipment disposals	2,749	1,824
Acquisition of business, net of cash acquired	—	(34,240)
Purchases of limited partner interests	(3,000)	(30,100)
Purchases of investments	(16,724)	(105,430)
Redemptions of fixed maturity securities	15,642	108,845
Net cash used in investing activities	(8,780)	(65,574)
Financing activities
Proceeds from revolving credit facility	—	50
Principal payments on long-term debt	(149,952)	(17,933)
Principal payments on direct financing lease obligations	(2,609)	(1,525)
Net cash used in financing activities	(152,561)	(19,408)
Effect of exchange rate changes on cash	(22)	14
Increase (decrease) in cash, cash equivalents and restricted cash	3,935	(34,491)
Cash, cash equivalents and restricted cash at beginning of year	29,666	70,696
Cash, cash equivalents and restricted cash at end of first quarter	$33,601	$36,205

	First Quarter
	2021	2020

	(Unaudited)
Cash and cash equivalents	$28,438	$33,281
Restricted cash in other long-term assets	5,163	2,924
Cash, cash equivalents and restricted cash at end of first quarter	$33,601	$36,205
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2020	$1,138	$381,788	$573,050	$(1,531)	$(389,617)	$564,828
Net earnings			71,707			71,707
Other comprehensive loss				(444)		(444)
Adjustment to treasury stock for holdings in investment partnerships					3,049	3,049
Balance at March 31, 2021	$1,138	$381,788	$644,757	$(1,975)	$(386,568)	$639,140

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2019	$1,138	$381,788	$611,039	$(2,810)	$(374,857)	$616,298
Net earnings (loss)			(137,885)			(137,885)
Other comprehensive loss				(312)		(312)
Adjustment to treasury stock for holdings in investment partnerships					1,089	1,089
Balance at March 31, 2020	$1,138	$381,788	$473,154	$(3,122)	$(373,768)	$479,190
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(dollars in thousands, except share and per share data)
Note 1. Summary of Significant Accounting Policies
Description of Business
The accompanying unaudited consolidated financial statements of Biglari Holdings Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal recurring adjustments. The results for the interim periods shown are not necessarily indicative of results for the entire fiscal year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020.
Biglari Holdings is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance, media and licensing, restaurants, and oil and gas. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings was founded and is led by Sardar Biglari, Chairman and Chief Executive Officer of the Company. The Company’s long-term objective is to maximize per-share intrinsic value. All major investment and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. As of March 31, 2021, Mr. Biglari beneficially owns shares of the Company that represent approximately 63.0% of the economic interest and 67.5% of the voting interest.
Overview of the Impact of COVID-19
The novel coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization, which caused governments to contain its spread, thereby significantly affecting our operating businesses beginning in March of 2020 and adversely affecting nearly all of our operations during 2020. Our restaurants were required to close their dining rooms during the first quarter of 2020 and the majority of our dining rooms remain closed. During 2020, the pandemic also caused oil demand to decrease significantly, which created oversupplied markets and lowered commodity prices and margins. The risks and uncertainties resulting from the pandemic may continue to affect our future earnings, cash flows and financial condition.
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
Change in Presentation
The first quarter of 2020 has been adjusted to conform to the following changes in presentation. Interest expense on finance leases was combined with interest expense and reclassified as a component of cost and expenses.  Gain on debt extinguishment of $4,346 has been reclassified from other income to selling, general and administrative expenses.

Note 2. Earnings Per Share
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
The following table presents shares authorized, issued and outstanding on March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640
On an equivalent Class A common stock basis, there were 620,592 shares outstanding as of March 31, 2021 and December 31, 2020.  There are no dilutive securities outstanding. The Company has applied the “two-class method” of computing earnings per share as prescribed in Accounting Standards Codification (“ASC”) 260, “Earnings Per Share.” The equivalent Class A common stock applied for computing earnings per share excludes the proportional shares of Biglari Holdings’ stock held by the investment partnerships. The equivalent Class A common stock for the earnings per share calculation during the first quarter of 2021 and 2020 was 321,139 and 344,391, respectively.
Note 3. Investments
Investments were $99,427 and $94,861 as of March 31, 2021 and December 31, 2020, respectively.  All investments are classified as available-for-sale and recorded at fair value.
Note 4. Investment Partnerships
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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2020	$590,926	$171,376	$419,550
Investment partnership gains (losses)	110,918	29,152	81,766
Distributions (net of contributions)	(147,570)		(147,570)
Decrease in proportionate share of Company stock held		(3,049)	3,049
Partnership interest at March 31, 2021	$554,274	$197,479	$356,795

Note 4. Investment Partnerships (continued)

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2019	$666,123	$160,581	$505,542
Investment partnership gains (losses)	(261,708)	(85,966)	(175,742)
Distributions (net of contributions)	(12,200)		(12,200)
Decrease in proportionate share of Company stock held		(1,089)	1,089
Partnership interest at March 31, 2020	$392,215	$73,526	$318,689
The carrying value of the investment partnerships net of deferred taxes is presented below.

	March 31, 2021	December 31, 2020
Carrying value of investment partnerships	$356,795	$419,550
Deferred tax liability related to investment partnerships	(68,060)	(44,805)
Carrying value of investment partnerships net of deferred taxes	$288,735	$374,745
The Company’s proportionate share of Company stock held by investment partnerships at cost is $386,568 and $389,617 at March 31, 2021 and December 31, 2020, respectively, and is recorded as treasury stock.
The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	First Quarter
	2021	2019
Gains (losses) on investment partnership	$81,766	$(175,742)
Tax expense (benefit)	19,117	(41,383)
Net earnings (loss)	$62,649	$(134,359)
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
There were no incentive reallocations from Biglari Holdings to Biglari Capital during the first quarters of 2021 and 2020.

Note 4. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of March 31, 2021	$115,563	$577,151
Total liabilities as of March 31, 2021	$113	$65,943
Revenue for the first quarter of 2021	$18,016	$105,347
Earnings for the first quarter of 2021	$17,998	$105,274
Biglari Holdings' ownership interest as of March 31, 2021	61.3%	94.0%

Total assets as of December 31, 2020	$112,970	$566,663
Total liabilities as of December 31, 2020	$189	$25,453
Revenue for the first quarter of 2020	$(45,894)	$(248,460)
Earnings for the first quarter of 2020	$(45,910)	$(249,573)
Biglari Holdings' ownership interest as of March 31, 2020	66.1%	93.1%
Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	March 31, 2021	December 31, 2020
Land	$143,382	$142,601
Buildings	140,992	138,734
Land and leasehold improvements	142,003	141,351
Equipment	195,090	192,735
Oil and gas properties	73,268	75,900
Construction in progress	1,242	1,032
	695,977	692,353
Less accumulated depreciation and amortization	(378,545)	(376,231)
Property and equipment, net	$317,432	$316,122
Depletion expense related to oil and gas properties was $2,244 and $4,737 during the first quarter of 2021 and 2020, respectively, and is included in depreciation and amortization within the consolidated statement of earnings.
During the first quarter of 2021, the Company recorded impairment charges of $298 related to closed stores. The Company recorded impairment charges of $10,300 in the first quarter of 2020 mainly because of the adverse effect the COVID-19 pandemic had on our restaurant operations. The fair value of the long-lived assets was determined based on Level 3 inputs using a discounted cash flow model and quoted prices for the properties.
Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

Note 6. Goodwill and Other Intangible Assets (continued)
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2020	$53,596
Change in foreign exchange rates during the first quarter of 2021	(29)
Goodwill at March 31, 2021	$53,567
We evaluate goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in the first quarters of 2021 or 2020.
In response to the adverse effects of the COVID-19 pandemic, during 2020 we considered whether goodwill needed to be evaluated for impairment for certain restaurant reporting units.  We considered the available facts and made qualitative assessments and judgments for what we believed represented reasonably possible outcomes. Another pandemic event could have a negative impact on restaurant operations, which may require the Company to record goodwill impairment charges in future periods.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2020	$15,876	$8,189	$24,065
Change in foreign exchange rates during the first quarter of 2021	—	(359)	(359)
Balance at March 31, 2021	$15,876	$7,830	$23,706
Fair values were determined using Level 3 inputs and available market data.
Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	First Quarter
	2021	2020
Net sales	$54,950	$104,728
Franchise partner fees	7,853	3,344
Franchise royalties and fees	5,135	5,211
Other	2,016	861
	$69,954	$114,144
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

Note 7. Restaurant Operations Revenues (continued)
Franchise partner fees
Franchise partner fees are composed of up to 15% of sales as well as 50% of profits. We are therefore fully affected by the operating results of the business, unlike in a traditional franchising arrangement, where the franchisor obtains a royalty fee based on sales only. Therefore, we generate most of our revenue from our share of the franchise partners’ profits. The initial franchise fee of ten thousand dollars is recognized when the operator becomes a franchise partner.
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
Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	March 31, 2021	December 31, 2020
Accounts payable	$31,347	$26,537
Gift card liability	20,122	21,822
Loss reserves	13,487	14,652
Unearned premiums	13,222	13,277
Other insurance accruals	5,012	6,559
Salaries, wages and vacation	8,407	8,285
Deferred revenue	10,259	9,324
Taxes payable	10,288	10,922
Other	8,160	7,443
Accounts payable and accrued expenses	$120,304	$118,821

Note 9. Notes Payable and Lease Obligations
Steak n Shake Credit Facility
On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $200,000. The term loan was scheduled to mature on March 19, 2021. As of December 31, 2020, $152,506 was outstanding ($152,261 net of deferred financing costs). The Company repaid Steak n Shake's outstanding balance in full on February 19, 2021.

Lease obligations include the following.

Current portion of lease obligations	March 31, 2021	December 31, 2020
Finance lease liabilities	$1,582	$1,897
Finance obligations	4,050	4,854
Operating lease liabilities	9,218	10,614
Total current portion of lease obligations	$14,850	$17,365

Long-term lease obligations
Finance lease liabilities	$5,700	$7,034
Finance obligations	68,543	68,148
Operating lease liabilities	34,820	36,463
Total long-term lease obligations	$109,063	$111,645
Note 10. Leased Assets and Lease Commitments
A significant portion of our operating and finance lease portfolio includes restaurant locations. Operating lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.
Total lease cost consists of the following.

	First Quarter
	2021	2020
Finance lease costs:
Amortization of right-of-use assets	$419	$479
Interest on lease liabilities	147	178
Operating lease costs *	1,110	3,736
Total lease costs	$1,676	$4,393
*Includes short-term leases, variable lease costs and sublease income, which are immaterial.

Note 10. Leased Assets and Lease Commitments (continued)
Supplemental cash flow information related to leases is as follows.

	First Quarter
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$529	$413
Operating cash flows from finance leases	$132	$171
Operating cash flows from operating leases	$4,186	$3,993
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$—	$73
Supplemental balance sheet information related to leases is as follows.

	March 31, 2021	December 31, 2020
Finance leases:
Property and equipment, net	$6,175	$6,501
Weighted-average lease terms and discount rates are as follows.

March 31, 2021
Weighted-average remaining lease terms:
Finance leases	5.4 years
Operating leases	5.4 years

Weighted-average discount rates:
Finance leases	7.1%
Operating leases	6.9%
Maturities of lease liabilities as of March 31, 2021 are as follows.

Year	Operating Leases	Finance Leases
2021	$9,162	$1,533
2022	11,092	1,706
2023	9,817	1,401
2024	7,844	1,384
2025	6,087	1,148
After 2025	9,279	1,605
Total lease payments	53,281	8,777
Less interest	9,243	1,495
Total lease liabilities	$44,038	$7,282

Note 11. Accumulated Other Comprehensive Income
During the first quarters of 2021 and 2020, accumulated other comprehensive losses increased by $444 and $312, respectively. As of March 31, 2021 and 2020, the balances in accumulated other comprehensive loss were $1,975 and $3,122, respectively.  There were no reclassifications from accumulated other comprehensive income to earnings during the first quarters of 2021 and 2020.  All changes in accumulated other comprehensive income were due to foreign currency translation adjustments.
Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used a discrete effective tax rate method based on statutory tax rates for the first quarters of 2021 and 2020. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax expense for the first quarter of 2021 was $22,016 compared to a tax benefit of $43,830 for the first quarter of 2020.  The variance in income taxes between 2021 and 2020 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pretax earnings were $81,766 during the first quarter of 2021 compared to pretax losses of $175,742 during the first quarter of 2020.
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

Note 14. Fair Value of Financial Assets (continued)
The hierarchy for measuring fair value consists of Levels 1 through 3, which are described below.
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
Bonds: The Company’s investments in bonds consist of both corporate and government debt. Bonds are classified within Level l or Level 2 of the fair value hierarchy.
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

Note 14. Fair Value of Financial Assets (continued)
As of March 31, 2021 and December 31, 2020, the fair values of financial assets were as follows.

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$24,322	$—	$—	$24,322	$23,885	$—	$—	$23,885
Equity securities
Consumer goods	9,533	5,983	—	15,516	7,274	5,652	—	12,926
Insurance	116	—	—	116	261	—	—	261
Bonds
Government	54,350	—	—	54,350	39,472	14,043	—	53,515
Corporate	5,977	—	—	5,977	—	5,406	—	5,406
Options on equity securities	—	2,580	—	2,580	—	2,911	—	2,911
Non-qualified deferred compensation plan investments	1,504	—	—	1,504	1,368	—	—	1,368
Total assets at fair value	$95,802	$8,563	$—	$104,365	$72,260	$28,012	$—	$100,272
There were no changes in our valuation techniques used to measure fair values on a recurring basis.
Note 15. Related Party Transactions
Service Agreement
The Company is party to a service agreement with Biglari Enterprises LLC and Biglari Capital Corp. (collectively, the “Biglari Entities”) under which the Biglari Entities provide services to the Company. The service agreement has a five-year term, effective on October 1, 2017.  The Company paid Biglari Enterprises $2,100 in service fees during the first quarters of 2021 and 2020. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.  The Biglari Entities are owned by Mr. Biglari.

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

Note 16. Business Segment Reporting (continued)
A disaggregation of our consolidated data for the first quarters of 2021 and 2020 is presented in the tables which follow.

	Revenue
	First Quarter
	2021	2020
Operating Businesses:
Restaurant Operations:
Steak n Shake	$68,301	$111,113
Western Sizzlin	1,653	3,031
Total Restaurant Operations	69,954	114,144
Insurance Operations:
First Guard	8,219	7,884
Southern Pioneer	6,400	1,790
Total Insurance Operations	14,619	9,674
Southern Oil	8,592	11,374
Maxim	1,123	508
	$94,288	$135,700

	Earnings (Losses) Before Income Taxes
	First Quarter
	2021	2020
Operating Businesses:
Restaurant Operations:
Steak n Shake	$5,456	$(6,591)
Western Sizzlin	92	37
Total Restaurant Operations	5,548	(6,554)
Insurance Operations:
First Guard	2,193	2,441
Southern Pioneer	1,044	472
Total Insurance Operations	3,237	2,913
Southern Oil	3,039	2,470
Maxim	623	(32)
Interest expense not allocated to segments	(1,121)	(2,474)
Total Operating Businesses	11,326	(3,677)
Corporate and Investments:
Corporate and other	(2,450)	(2,296)
Investment gains	3,081	—
Investment partnership gains (losses)	81,766	(175,742)
Total Corporate and Investments	82,397	(178,038)
	$93,723	$(181,715)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except per share data)
Overview
Biglari Holdings is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance, media and licensing, restaurants, and oil and gas. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings was founded and is led by Sardar Biglari, Chairman and Chief Executive Officer of the Company. The Company’s long-term objective is to maximize per-share intrinsic value. All major investment and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. As of March 31, 2021, Mr. Biglari beneficially owns shares of the Company that represent approximately 63.0% of the economic interest and 67.5% of the voting interest.
On March 9, 2020, Biglari Holdings acquired the stock of Southern Pioneer Property & Casualty Insurance Company and its agency, Southern Pioneer Insurance Agency, Inc. (collectively “Southern Pioneer”). The Company's financial results include the results of Southern Pioneer from the date of acquisition.
Net earnings (loss) attributable to Biglari Holdings shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	First Quarter
	2021	2020
Operating businesses:
Restaurant	$4,118	$(4,682)
Insurance	2,531	2,316
Oil and gas	2,355	2,201
Media and licensing	480	(25)
Interest expense	(841)	(1,846)
Total operating businesses	8,643	(2,036)
Corporate and other	(1,999)	(1,490)
Investment gains	2,414	—
Investment partnership gains (losses)	62,649	(134,359)
	$71,707	$(137,885)
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurants
Steak n Shake and Western Sizzlin comprise 591 company-operated and franchise restaurants as of March 31, 2021.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2020	276	86	194	3	39	598
Corporate stores transitioned	(22)	22	—	—	—	—
Net restaurants opened (closed)	(1)	—	(5)	—	(1)	(7)
Total stores as of March 31, 2021	253	108	189	3	38	591

Total stores as of December 31, 2019	368	29	213	4	48	662
Corporate stores transitioned	(11)	10	1	—	—	—
Net restaurants opened (closed)	(51)	—	(6)	—	—	(57)
Total stores as of March 31, 2020	306	39	208	4	48	605
As of March 31, 2021, 50 of the 253 company-operated Steak n Shake stores were temporarily closed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings of our restaurant operations are summarized below.

	First Quarter
	2021		2020
Revenue
Net sales	$54,950		$104,728
Franchise partner fees	7,853		3,344
Franchise royalties and fees	5,135		5,211
Other revenue	2,016		861
Total revenue	69,954		114,144

Restaurant cost of sales
Cost of food	15,554	28.3%	31,443	30.0%
Restaurant operating costs	25,197	45.9%	53,497	51.1%
Occupancy costs	4,865	8.9%	4,976	4.8%
Total cost of sales	45,616		89,916

Selling, general and administrative
General and administrative	7,680	11.0%	8,898	7.8%
Marketing	4,623	6.6%	8,820	7.7%
Other expenses	(141)	(0.2)%	284	0.2%
Total selling, general and administrative	12,162	17.4%	18,002	15.8%

Impairments	(298)		(10,300)
Depreciation and amortization	(4,710)		(5,026)
Gain on debt extinguishment	—		4,346
Interest on finance leases and obligations	(1,620)		(1,800)

Earnings (loss) before income taxes	5,548		(6,554)

Income tax expense (benefit)	1,430		(1,872)

Contribution to net earnings	$4,118		$(4,682)
Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.
General and administrative, marketing and other expenses are expressed as a percentage of total revenue.
The COVID-19 pandemic adversely affected our restaurant operations and financial results.  Our restaurants were required to close their dining rooms during the first quarter of 2020, and the majority of our dining rooms remain closed. Steak n Shake is reopening its dining rooms but with a self-service model.
Net sales for the first quarter of 2021 were $54,950, representing a decrease of $49,778 or 47.5% compared to the first quarter of 2020.  The decreased performance of our restaurant operations in 2021 was primarily due to the closing of dining rooms.
Franchise partner fees were $7,853 during the first quarter of 2021 compared to $3,344 during 2020.  As of March 31, 2021, there were 108 franchise partner units compared to 39 franchise partner units as of March 31, 2020. We continue to transition from company-operated units to franchise-operated. For a franchise partner to be awarded a restaurant, he or she must demonstrate the gold standard in service.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cost of food during the first quarter of 2021 was $15,554 or 28.3% of net sales compared to the first quarter in 2020 of $31,443 or 30.0% of net sales.  The decrease as a percentage of net sales is primarily attributable to changes in menu offerings implemented in the third and fourth quarters of 2020.
Restaurant operating costs during the first quarter of 2021 were $25,197 or 45.9% of net sales compared to $53,497 or 51.1% of net sales in 2020. The decrease is mainly attributable to transitioning to an off-premises business - drive-through, delivery and takeout.
General and administrative costs during the first quarter of 2021 were $7,680 compared to $8,898 during 2020. The decrease is primarily attributable to lower personnel costs.
Marketing expense during the first quarter of 2021 was $4,623 or 6.6% of total revenues compared to expenses during the first quarter of 2020 of $8,820 or 7.7% of total revenues.
Our restaurants recorded an impairment to long-lived assets of $298 and $10,300 in the first quarters of 2021 and 2020, respectively.  The impairments are primarily attributable to the closure of Steak n Shake stores.
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
Underwriting results of our insurance operations are summarized below.

	First Quarter
	2021	2020
Underwriting gain attributable to:
First Guard	$2,131	$2,323
Southern Pioneer	413	207
Pre-tax underwriting gain	2,544	2,530
Income tax expense	534	531
Net underwriting gain	$2,010	$1,999
Earnings of our insurance operations are summarized below.

	First Quarter
	2021	2020
Premiums written	$13,690	$8,842
Insurance losses	7,021	4,174
Underwriting expenses	4,125	2,138
Pre-tax underwriting gain	2,544	2,530
Other income and expenses
Investment income and commissions	745	832
Other income (expenses)	(52)	(449)
Total other income	693	383
Earnings before income taxes	3,237	2,913
Income tax expense	706	597
Contribution to net earnings	$2,531	$2,316
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

	First Quarter
	2021		2020
	Amount	%	Amount	%
Premiums written	$8,077	100.0%	$7,415	100.0%

Insurance losses	4,002	49.5%	3,558	48.0%
Underwriting expenses	1,944	24.1%	1,534	20.7%
Total losses and expenses	5,946	73.6%	5,092	68.7%
Pre-tax underwriting gain	$2,131		$2,323
Southern Pioneer
Southern Pioneer underwrites garage liability insurance, commercial property, as well as homeowners and dwelling fire insurance. The financial results for Southern Pioneer are from the date of acquisition March 9, 2020. A summary of Southern Pioneer’s underwriting results follows.

	First Quarter
	2021		2020
	Amount	%	Amount	%
Premiums written	$5,613	100.0%	$1,427	100.0%

Insurance losses	3,019	53.8%	616	43.2%
Underwriting expenses	2,181	38.9%	604	42.3%
Total losses and expenses	5,200	92.7%	1,220	85.5%
Pre-tax underwriting gain	$413		$207
Insurance – Investment Income

A summary of net investment income attributable to our insurance operations follows.

	First Quarter
	2021	2020
Interest, dividends and other investment income:
First Guard	$17	$149
Southern Pioneer	149	285
Pre-tax investment income	166	434
Income tax expense	35	91
Net investment income	$131	$343

We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Oil and Gas
Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico. Earnings for Southern Oil are summarized below.

	First Quarter
	2021	2020
Oil and gas revenue	$8,592	$11,374
Oil and gas production costs	2,413	3,076
Depreciation, depletion and accretion	2,378	4,868
General and administrative expenses	762	960
Earnings before income taxes	3,039	2,470
Income tax expense	684	269
Contribution to net earnings	$2,355	$2,201
The COVID-19 pandemic caused oil demand to significantly decrease, creating oversupplied markets that resulted in lower commodity prices and margins. However, crude oil prices improved in mid-2020 in response to the lifting of COVID-19 restrictions, resulting in the increase of oil demand.
Media and Licensing
Maxim's business lies principally in media and licensing. Earnings of our media and licensing operations are summarized below.

	First Quarter
	2021	2020
Media and licensing revenue	$1,123	$508

Media and licensing costs	480	506
General and administrative expenses	20	34
Earnings before income taxes	623	(32)
Income tax expense	143	(7)
Contribution to net earnings	$480	$(25)
We acquired Maxim with the idea of transforming its business model.  The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.
Investment Gains
Investment gains net of tax were $2,414 during the first quarter of 2021. Dividends earned on investments are reported as other income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results.  However, we consider investment gains and losses, whether realized or unrealized as non-operating.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Investment Partnership Gains
Earnings from our investments in partnerships are summarized below.

	First Quarter
	2021	2020
Investment partnership gains (losses)	$81,766	$(175,742)
Tax expense (benefit)	19,117	(41,383)
Contribution to net earnings	$62,649	$(134,359)
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
Interest Expense
The Company’s interest expense is summarized below.

	First Quarter
	2021	2020
Interest expense on notes payable	$1,121	$2,474
Tax benefit	280	628
Interest expense net of tax	$841	$1,846
Steak n Shake’s term loan was scheduled to mature on March 19, 2021. As of December 31, 2020, $152,506 was outstanding. The Company repaid Steak n Shake’s outstanding balance in full on February 19, 2021.

Corporate and Other
Corporate expenses exclude the activities in the restaurant, media and licensing, insurance, and oil and gas businesses. Corporate net losses during the first quarter of 2021 were relatively flat compared to the same period during 2020.
Income Taxes
Income tax expense for the first quarter of 2021 was $22,016 compared to a tax benefit of $43,830 for the first quarter of 2020.  The variance in income taxes between 2021 and 2020 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pretax earnings were $81,766 during the first quarter of 2021 compared to pretax losses of $175,742 during the first quarter of 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Condition
Consolidated cash and investments are summarized below.

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$28,438	$24,503
Investments	99,427	94,861
Fair value of interest in investment partnerships	554,274	590,926
Total cash and investments	682,139	710,290
Less: portion of Company stock held by investment partnerships	(197,479)	(171,376)
Carrying value of cash and investments on balance sheet	$484,660	$538,914
Liquidity
Our balance sheet continues to maintain significant liquidity.  Consolidated cash flow activities are summarized below.

	First Quarter
	2021	2020
Net cash provided by operating activities	$165,298	$50,477
Net cash used in investing activities	(8,780)	(65,574)
Net cash used in financing activities	(152,561)	(19,408)
Effect of exchange rate changes on cash	(22)	14
Decrease in cash, cash equivalents and restricted cash	$3,935	$(34,491)
Cash provided by operating activities was $165,298 during the first quarter of 2021 compared to cash provided by operating activities of $50,477 during the first quarter of 2020.  The cash provided by operating activities is mainly attributable to distributions from investment partnerships of $150,570 for 2021 and $42,300 for 2020. The distributions during 2021 were primarily used to retire Steak n Shake’s debt.
Cash used in investing activities during the first quarter of 2021 was $8,780 compared to $65,574 during the first quarter of 2020.  Use of cash in investing activities was higher during 2020 primarily due to the acquisition of Southern Pioneer and purchases of limited partner interests.
During the first quarter of 2021, the Company retired the balance of the term loan under Steak n Shake’s credit facility.
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
Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our consolidated financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our consolidated financial statements will likely increase or decrease in the future as additional information becomes available.  There have been no material changes to critical accounting policies previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020.

Recently Issued Accounting Pronouncements
No recently issued accounting pronouncements were applicable for this Quarterly Report on Form 10-Q.
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
We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $45,622 along with a corresponding change in shareholders’ equity of approximately 5%.
We have had minimal exposure to foreign currency exchange rate fluctuations in the first quarters of 2021 and 2020.
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

Item 4. Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of March 31, 2021.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information in response to this Item is included in Note 13 to the Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From March 4, 2021 through March 11, 2021, The Lion Fund II, L.P. purchased 656 shares of Class A common stock and 1,888 shares of Class B common stock. The Lion Fund II, L.P. may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share	Total Number of Class B Shares Purchased	Average Price Paid per Class B Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
January 1, 2021 – January 31, 2021	—	$—	—	$—	—	—
February 1, 2021 – February 28, 2021	—	$—	—	$—	—	—
March 1, 2021 – March 31, 2021	656	$743.65	1,888	$140.03	—	—
Total	656		1,888		—

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

Biglari Holdings inc.

Date: May 7, 2021	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller