Form 10-Q
period 2021-06-30
Biglari Holdings Inc.
filed 2021-08-06
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Number of shares of common stock outstanding as of August 3, 2021:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIGLARI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,212	$24,503
Investments	96,094	94,861
Receivables	17,706	19,185
Inventories	3,523	2,737
Other current assets	6,744	6,492
Total current assets	152,279	147,778
Property and equipment	340,710	316,122
Operating lease assets	40,299	42,832
Goodwill and other intangible assets	77,376	77,661
Investment partnerships	311,878	419,550
Other assets	11,353	14,025
Total assets	$933,895	$1,017,968

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$99,974	$90,892
Loss and loss adjustment expenses	13,669	14,652
Unearned premiums	11,507	13,277
Current portion of lease obligations	16,776	17,365
Current portion of notes payable	—	152,261
Total current liabilities	141,926	288,447
Lease obligations	105,608	111,645
Deferred taxes	60,909	41,346
Asset retirement obligations	10,183	10,022
Other liabilities	1,777	1,680
Total liabilities	320,403	453,140

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	381,788	381,788
Retained earnings	624,020	573,050
Accumulated other comprehensive loss	(1,860)	(1,531)
Treasury stock, at cost	(391,594)	(389,617)
Biglari Holdings Inc. shareholders’ equity	613,492	564,828
Total liabilities and shareholders’ equity	$933,895	$1,017,968
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	Second Quarter		First Six Months
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$67,326	$78,764	$137,280	$192,908
Insurance premiums and other	14,387	14,605	29,006	24,279
Oil and gas	8,365	2,151	16,957	13,525
Media and licensing	709	982	1,832	1,490
	90,787	96,502	185,075	232,202
Cost and expenses
Restaurant cost of sales	41,987	50,759	87,603	140,675
Insurance losses and underwriting expenses	9,915	11,264	21,061	17,576
Oil and gas production costs	2,494	1,323	4,907	4,399
Media and licensing costs	389	437	869	943
Selling, general and administrative	18,419	17,845	33,959	35,072
Impairments	261	7,819	559	18,119
Depreciation and amortization	7,379	6,947	14,557	17,009
Interest expense on leases	1,537	1,286	3,157	3,086
Interest expense on notes payable	—	2,349	1,121	4,823
	82,381	100,029	167,793	241,702
Other income
Investment gains	(1,150)	1,509	1,931	1,509
Investment partnership gains (losses)	(34,191)	59,248	47,575	(116,494)
	(35,341)	60,757	49,506	(114,985)
Earnings (loss) before income taxes	(26,935)	57,230	66,788	(124,485)
Income tax expense (benefit)	(6,198)	14,764	15,818	(29,066)
Net earnings (loss)	$(20,737)	$42,466	$50,970	$(95,419)
Earnings per share
Net earnings (loss) per equivalent Class A share *	$(64.04)	$121.51	$158.06	$(275.04)
*Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $(12.81) and $31.61 for the second quarter and first six months of 2021, respectively, and $24.30 and $(55.01) for the second quarter and first six months of 2020, respectively.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Second Quarter		First Six Months
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net earnings (loss)	$(20,737)	$42,466	$50,970	$(95,419)
Foreign currency translation	115	802	(329)	490
Total comprehensive income (loss)	$(20,622)	$43,268	$50,641	$(94,929)
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Six Months
	2021	2020
	(Unaudited)
Operating activities
Net earnings (loss)	$50,970	$(95,419)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	14,557	17,009
Provision for deferred income taxes	19,598	(25,062)
Asset impairments and other non-cash expenses	696	18,607
Gains on disposal of assets	(592)	(1,066)
Investment gains and investment partnership gains/losses	(49,957)	114,985
Distributions from investment partnerships	158,070	83,830
Changes in receivables, inventories and other assets	2,037	8,605
Changes in accounts payable and accrued expenses	(8,171)	(22,804)
Net cash provided by operating activities	187,208	98,685
Investing activities
Capital expenditures	(26,838)	(10,040)
Proceeds from property and equipment disposals	2,749	1,824
Acquisition of business, net of cash acquired	—	(34,240)
Purchases of limited partner interests	(4,800)	(62,730)
Purchases of investments	(60,123)	(180,819)
Redemptions of fixed maturity securities	56,173	182,645
Net cash used in investing activities	(32,839)	(103,360)
Financing activities
Proceeds from revolving credit facility	—	440
Principal payments on long-term debt	(149,952)	(22,179)
Principal payments on direct financing lease obligations	(3,184)	(2,417)
Net cash used in financing activities	(153,136)	(24,156)
Effect of exchange rate changes on cash	(24)	(3)
Increase (decrease) in cash, cash equivalents and restricted cash	1,209	(28,834)
Cash, cash equivalents and restricted cash at beginning of year	29,666	70,696
Cash, cash equivalents and restricted cash at end of second quarter	$30,875	$41,862

	First Six Months
	2021	2020
	(Unaudited)
Cash and cash equivalents	$28,212	$36,438
Restricted cash in other long-term assets	2,663	5,424
Cash, cash equivalents and restricted cash at end of second quarter	$30,875	$41,862
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2020	$1,138	$381,788	$573,050	$(1,531)	$(389,617)	$564,828
Net earnings			71,707			71,707
Other comprehensive loss				(444)		(444)
Adjustment to treasury stock for holdings in investment partnerships					3,049	3,049
Balance at March 31, 2021	$1,138	$381,788	$644,757	$(1,975)	$(386,568)	$639,140
Net earnings (loss)			(20,737)			(20,737)
Other comprehensive income				115		115
Adjustment to treasury stock for holdings in investment partnerships					(5,026)	(5,026)
Balance at June 30, 2021	$1,138	$381,788	$624,020	$(1,860)	$(391,594)	$613,492

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2019	$1,138	$381,788	$611,039	$(2,810)	$(374,857)	$616,298
Net earnings (loss)			(137,885)			(137,885)
Other comprehensive loss				(312)		(312)
Adjustment to treasury stock for holdings in investment partnerships					1,089	1,089
Balance at March 31, 2020	$1,138	$381,788	$473,154	$(3,122)	$(373,768)	$479,190
Net earnings			42,466			42,466
Other comprehensive income				802		802
Adjustment to treasury stock for holdings in investment partnerships					92	92
Balance at June 30, 2020	$1,138	$381,788	$515,620	$(2,320)	$(373,676)	$522,550
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
Biglari Holdings is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance, media and licensing, restaurants, and oil and gas. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings was founded and is led by Sardar Biglari, Chairman and Chief Executive Officer of the Company. The Company’s long-term objective is to maximize per-share intrinsic value. All major investment and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. As of June 30, 2021, Mr. Biglari beneficially owns shares of the Company that represent approximately 64.3% of the economic interest and 69.6% of the voting interest.
Overview of the Impact of COVID-19
The novel coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization in March of 2020. Government and private sector responses to contain its spread began to affect our operating businesses significantly that same month. The COVID-19 pandemic has adversely affected nearly all of our operations, although the effects are varying significantly. The risks and uncertainties resulting from the pandemic may continue to affect our future earnings, cash flows and financial condition. The extent of such effects over the long term cannot be reasonably estimated at this time.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Steak n Shake Inc., Western Sizzlin Corporation, First Guard Insurance Company, Maxim Inc., Southern Pioneer, and Southern Oil Company.  Intercompany accounts and transactions have been eliminated in consolidation.

Change in Presentation
Gain on debt extinguishment of $1,367 and $5,713 during the second quarter and first six months of 2020, respectively, have been reclassified from other income to selling, general and administrative expenses. Loss and loss adjustment expenses and unearned premiums are reflected separately from accrued expenses on the consolidated balance sheet.
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

Note 2. Earnings Per Share (continued)
The following table presents shares authorized, issued and outstanding on June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640
On an equivalent Class A common stock basis, there were 620,592 shares outstanding as of June 30, 2021 and December 31, 2020.  The Company has applied the "two-class method" of computing earnings per share as prescribed in Accounting Standards Codification ("ASC") 260, "Earnings Per Share". The equivalent Class A common stock applied for computing earnings per share excludes the proportional shares of Biglari Holdings' stock held by the investment partnerships. The equivalent Class A common stock for the earnings per share calculation during the second quarters of 2021 and 2020 was 323,811 and 349,478, respectively.  The equivalent Class A common stock for the earnings per share calculation during the first six months of 2021 and 2020 was 322,482 and 346,934, respectively.
Note 3. Investments
Investments were $96,094 and $94,861 as of June 30, 2021 and December 31, 2020, respectively.  We classify investments in fixed maturity securities at the acquisition date as either available-for-sale or held-to-maturity and re-evaluate the classification at each balance sheet date. Securities classified as held-to-maturity are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. Realized gains and losses on disposals of investments are determined on a specific identification basis. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2020	$590,926	$171,376	$419,550
Investment partnership gains (losses)	114,286	66,711	47,575
Distributions (net of contributions)	(153,270)		(153,270)
Increase in proportionate share of Company stock held		1,977	(1,977)
Partnership interest at June 30, 2021	$551,942	$240,064	$311,878

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2019	$666,123	$160,581	$505,542
Investment partnership gains (losses)	(183,096)	(66,602)	(116,494)
Distributions (net of contributions)	(21,100)		(21,100)
Decrease in proportionate share of Company stock held		(1,181)	1,181
Partnership interest at June 30, 2020	$461,927	$92,798	$369,129

Note 4. Investment Partnerships (continued)

The carrying value of the investment partnerships net of deferred taxes is presented below.

	June 30, 2021	December 31, 2020
Carrying value of investment partnerships	$311,878	$419,550
Deferred tax liability related to investment partnerships	(59,859)	(44,805)
Carrying value of investment partnerships net of deferred taxes	$252,019	$374,745
The Company’s proportionate share of Company stock held by investment partnerships at cost is $391,594 and $389,617 at June 30, 2021 and December 31, 2020, respectively, and is recorded as treasury stock.
The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Second Quarter		First Six Months
	2021	2020	2021	2020
Gains (losses) on investment partnership	$(34,191)	$59,248	$47,575	$(116,494)
Tax expense (benefit)	(7,996)	13,883	11,121	(27,500)
Contribution to net earnings	$(26,195)	$45,365	$36,454	$(88,994)
On December 31 of each year, the general partner of the investment partnerships, Biglari Capital, will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. The total incentive reallocation from Biglari Holdings to Biglari Capital includes gains on the Company’s common stock. Gains and losses on the Company’s common stock and the related incentive reallocations are eliminated in our consolidated financial statements.
There were no incentive reallocations from Biglari Holdings to Biglari Capital during the first six months of 2021 and 2020.
Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of June 30, 2021	$128,809	$574,077
Total liabilities as of June 30, 2021	$47	$68,450
Revenue for the first six months of 2021	$31,297	$100,466
Earnings for the first six months of 2021	$31,260	$100,192
Biglari Holdings' ownership interest as of June 30, 2021	61.3%	94.0%

Total assets as of December 31, 2020	$112,970	$566,663
Total liabilities as of December 31, 2020	$189	$25,453
Revenue for the first six months of 2020	$(34,461)	$(172,022)
Earnings for the first six months of 2020	$(34,495)	$(173,174)
Biglari Holdings' ownership interest as of June 30, 2020	66.1%	92.9%
Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments.

Note 5. Property and Equipment
Property and equipment is composed of the following.

	June 30, 2021	December 31, 2020
Land	$145,915	$142,601
Buildings	144,350	138,734
Land and leasehold improvements	145,070	141,351
Equipment	214,358	192,735
Oil and gas properties	73,585	75,900
Construction in progress	1,362	1,032
	724,640	692,353
Less accumulated depreciation and amortization	(383,930)	(376,231)
Property and equipment, net	$340,710	$316,122
Depletion expense related to oil and gas properties was $4,551 and $6,578 during the first six months of 2021 and 2020, respectively, and is included in depreciation and amortization within the consolidated statement of earnings.
During the first six months of 2021, the Company recorded impairment charges of $559 related to closed stores. The Company recorded impairment charges of $14,419 in the first six months of 2020. The fair value of the long-lived assets was determined based on Level 3 inputs using a discounted cash flow model and quoted prices for the properties.
Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2020	$53,596
Change in foreign exchange rates during the first six months of 2021	(21)
Goodwill at June 30, 2021	$53,575
We evaluate goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. In response to the adverse effects of the COVID-19 pandemic, during 2020 we considered whether goodwill needed to be evaluated for impairment for certain restaurant reporting units. We considered the available facts and made qualitative assessments and judgments for what we believed represented reasonably possible outcomes. No impairment charges for goodwill were recorded in the first six months of 2021 or 2020.
Western Sizzlin has experienced a decline in its franchised units for several years. If Western Sizzlin's franchised units continue to decline an impairment of its goodwill may be necessary.

Note 6. Goodwill and Other Intangible Assets (continued)
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2020	$15,876	$8,189	$24,065
Change in foreign exchange rates during the first six months of 2021	—	(264)	(264)
Balance at June 30, 2021	$15,876	$7,925	$23,801
During the first six months of 2020, the Company recorded impairment charges of $3,700 on lease rights related to our international restaurant operations.
Fair values were determined using Level 3 inputs and available market data.
Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	Second Quarter		First Six Months
	2021	2020	2021	2020
Net sales	$49,403	$69,487	$104,353	$174,215
Franchise partner fees	12,383	4,537	20,236	7,881
Franchise royalties and fees	4,594	4,072	9,729	9,283
Other	946	668	2,962	1,529
	$67,326	$78,764	$137,280	$192,908
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

Franchise partner fees
Franchise partner fees are composed of up to 15% of sales as well as 50% of profits. We are therefore fully affected by the operating results of the business, unlike in a traditional franchising arrangement, where the franchisor obtains a royalty fee based on sales only. We generate most of our revenue from our share of the franchise partners’ profits. An initial franchise fee of ten thousand dollars is recognized when the operator becomes a franchise partner.
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

Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	June 30, 2021	December 31, 2020
Accounts payable	$40,665	$26,537
Gift card liability	20,641	21,822
Insurance accruals	6,016	6,559
Salaries, wages and vacation	7,569	8,285
Deferred revenue	9,169	9,324
Taxes payable	5,699	10,922
Professional fees	6,214	5,882
Other	4,001	1,561
Accounts payable and accrued expenses	$99,974	$90,892

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
Lease obligations include the following.

Current portion of lease obligations	June 30, 2021	December 31, 2020
Finance lease liabilities	$1,623	$1,897
Finance obligations	4,957	4,854
Operating lease liabilities	10,196	10,614
Total current portion of lease obligations	$16,776	$17,365

Long-term lease obligations
Finance lease liabilities	$5,338	$7,034
Finance obligations	66,126	68,148
Operating leases liabilities	34,144	36,463
Total long-term lease obligations	$105,608	$111,645
Note 10. Leased Assets and Lease Commitments
A significant portion of our operating and finance lease portfolio includes restaurant locations. Operating lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

Note 10. Leased Assets and Lease Commitments (continued)
Total lease cost consists of the following.

	Second Quarter		First Six Months
	2021	2020	2021	2020
Finance lease costs:
Amortization of right-of-use assets	$382	$329	$801	$808
Interest on lease liabilities	126	78	273	256
Operating lease costs *	53	2,489	1,163	6,225
Total lease costs	$561	$2,896	$2,237	$7,289
*Includes short-term leases, variable lease costs and sublease income, which are immaterial.

Supplemental cash flow information related to leases is as follows.

	First Six Months
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$819	$733
Operating cash flows from finance leases	$258	$320
Operating cash flows from operating leases	$6,320	$6,863
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$—	$73

Supplemental balance sheet information related to leases is as follows.

	June 30, 2021	December 31, 2020
Finance leases:
Property and equipment, net	$5,778	$6,501
Weighted-average lease terms and discount rates are as follows.

June 30, 2021
Weighted-average remaining lease terms:
Finance leases	5.3 years
Operating leases	5.3 years

Weighted-average discount rates:
Finance leases	7.1%
Operating leases	6.9%

Note 10. Leased Assets and Lease Commitments (continued)
Maturities of lease liabilities as of June 30, 2021 are as follows.

Year	Operating Leases	Finance Leases
2021	$7,117	$1,068
2022	11,493	1,725
2023	10,218	1,401
2024	8,242	1,384
2025	6,481	1,148
After 2025	9,639	1,604
Total lease payments	53,190	8,330
Less interest	8,850	1,369
Total lease liabilities	$44,340	$6,961
Note 11. Accumulated Other Comprehensive Income
Accumulated other comprehensive losses decreased $115 and $802 during the second quarters of 2021 and 2020, respectively. During the first six months of 2021, accumulated other comprehensive losses increased by $329 and decreased by $490 during the first six months of 2020.  As of June 30, 2021 and 2020, the balances in accumulated other comprehensive loss were $1,860 and $2,320, respectively.  There were no reclassifications from accumulated other comprehensive income to earnings during the first six months of 2021 and 2020.  All changes in accumulated other comprehensive income were due to foreign currency translation adjustments.
Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used a discrete effective tax rate method based on statutory tax rates for the first six months of 2021 and 2020. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax benefit for the second quarter of 2021 was $6,198 compared to an income tax expense of $14,764 for the second quarter of 2020.  Income tax expense for the first six months of 2021 was $15,818 compared to a benefit of $29,066 for the first six months of 2020.  The variance in income taxes between 2021 and 2020 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pretax gains were $47,575 during the first six months of 2021 compared to pretax losses of $116,494 during the first six months of 2020.
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

Note 13. Commitments and Contingencies (continued)
On January 29, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. The shareholder generally alleged claims of breach of fiduciary duty by the members of our Board of Directors and unjust enrichment to Mr. Biglari as a result of the dual class structure. On March 26, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. This shareholder generally alleged claims of breach of fiduciary duty by the members of our Board of Directors. On May 17, 2018, the shareholders who filed the January 29, 2018 complaint and the March 26, 2018 complaint filed a new, consolidated complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. The shareholders generally alleged claims of breach of fiduciary duty by the members of our Board of Directors and unjust enrichment to Mr. Biglari arising out of the dual class structure, including the ability to vote the Company’s shares that are eliminated for financial reporting purposes. On December 14, 2018, the judge of the Superior Court of Hamilton County, Indiana issued an order granting the Company’s motion to dismiss the shareholders’ lawsuits. On January 11, 2019, the shareholders filed an appeal of the judge’s order dismissing the lawsuits. On December 4, 2019, the Indiana Court of Appeals issued a unanimous decision affirming the trial court’s decision to dismiss the shareholder litigation. On January 20, 2020, the shareholders filed a petition to transfer with the Indiana Supreme Court seeking review of the decision of the Court of Appeals. The Company opposed the petition. On April 7, 2020, the Indiana Supreme Court denied the petition to transfer.

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

Note 14. Fair Value of Financial Assets (continued)
Bonds: The Company’s investments in bonds consist of both corporate and government debt. Bonds are classified within Level l or Level 2 of the fair value hierarchy.
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
As of June 30, 2021 and December 31, 2020, the fair values of financial assets were as follows.

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$24,905	$—	$—	$24,905	$23,885	$—	$—	$23,885
Equity securities
Consumer goods	8,480	2,795	—	11,275	7,274	5,652	—	12,926
Insurance	1,059	—	—	1,059	261	—	—	261
Bonds
Government	55,156	—	—	55,156	39,472	14,043	—	53,515
Corporate	5,110	—	—	5,110	—	5,406	—	5,406
Options on equity securities	—	1,669	—	1,669	—	2,911	—	2,911
Non-qualified deferred compensation plan investments	1,572	—	—	1,572	1,368	—	—	1,368
Total assets at fair value	$96,282	$4,464	$—	$100,746	$72,260	$28,012	$—	$100,272
There were no changes in our valuation techniques used to measure fair values on a recurring basis.
Note 15. Related Party Transactions
Service Agreement
The Company is party to a service agreement with Biglari Enterprises LLC and Biglari Capital Corp. (collectively, the “Biglari Entities”) under which the Biglari Entities provide services to the Company. The service agreement has a five-year term, effective on October 1, 2017.  The Company paid Biglari Enterprises $4,200 in service fees during the first six months of 2021 and 2020. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.  The Biglari Entities are owned by Mr. Biglari.
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
A disaggregation of our consolidated data for the second quarters and first six months of 2021 and 2020 is presented in the tables that follow.

	Revenue
	Second Quarter		First Six Months
	2021	2020	2021	2020
Operating Businesses:
Restaurant Operations:
Steak n Shake	$65,223	$78,211	$133,524	$189,324
Western Sizzlin	2,103	553	3,756	3,584
Total Restaurant Operations	67,326	78,764	137,280	192,908
Insurance Operations:
First Guard	8,375	7,412	16,594	15,296
Southern Pioneer	6,012	7,193	12,412	8,983
Total Insurance Operations	14,387	14,605	29,006	24,279
Southern Oil	8,365	2,151	16,957	13,525
Maxim	709	982	1,832	1,490
	$90,787	$96,502	$185,075	$232,202

	Earnings (Losses) Before Income Taxes
	Second Quarter		First Six Months
	2021	2020	2021	2020
Operating Businesses:
Restaurant Operations:
Steak n Shake	$3,236	$292	$8,692	$(6,299)
Western Sizzlin	368	(578)	460	(541)
Total Restaurant Operations	3,604	(286)	9,152	(6,840)
Insurance Operations:
First Guard	3,077	2,600	5,270	5,041
Southern Pioneer	1,242	468	2,286	940
Total Insurance Operations	4,319	3,068	7,556	5,981
Southern Oil	3,026	(1,707)	6,065	763
Maxim	300	487	923	455
Interest expense not allocated to segments	—	(2,349)	(1,121)	(4,823)
Total Operating Businesses	11,249	(787)	22,575	(4,464)
Corporate and Investments:
Corporate and other	(2,843)	(2,740)	(5,293)	(5,036)
Investment gains	(1,150)	1,509	1,931	1,509
Investment partnership gains (losses)	(34,191)	59,248	47,575	(116,494)
Total Corporate and Investments	(38,184)	58,017	44,213	(120,021)
	$(26,935)	$57,230	$66,788	$(124,485)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except per share data)
Overview
Biglari Holdings is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance, media and licensing, restaurants, and oil and gas. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings was founded and is led by Sardar Biglari, Chairman and Chief Executive Officer of the Company. The Company’s long-term objective is to maximize per-share intrinsic value. All major investment and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. As of June 30, 2021, Mr. Biglari beneficially owns shares of the Company that represent approximately 64.3% of the economic interest and 69.6% of the voting interest.
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

	Second Quarter		First Six Months
	2021	2020	2021	2020
Operating businesses:
Restaurant	$2,543	$(1,502)	$6,661	$(6,184)
Insurance	3,386	2,299	5,917	4,615
Oil and gas	2,336	(1,312)	4,691	889
Media and licensing	225	376	705	351
Interest expense	—	(1,761)	(841)	(3,607)
Total operating businesses	8,490	(1,900)	17,133	(3,936)
Corporate and other	(2,124)	(2,191)	(4,123)	(3,681)
Investment gains	(908)	1,192	1,506	1,192
Investment partnership gains (losses)	(26,195)	45,365	36,454	(88,994)
	$(20,737)	$42,466	$50,970	$(95,419)
Restaurant businesses include Steak n Shake Inc. and Western Sizzlin Corporation.  Steak n Shake and Western Sizzlin are engaged in the ownership, operation, and franchising of restaurants.
Insurance businesses are composed of First Guard Insurance Company ("First Guard") and Southern Pioneer. First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  Southern Pioneer underwrites garage liability insurance, commercial property, as well as homeowners and dwelling fire insurance.
Oil and gas business is composed of Southern Oil Company ("Southern Oil").
Media and licensing business is composed of Maxim Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurants
Steak n Shake and Western Sizzlin comprise 588 company-operated and franchise restaurants as of June 30, 2021.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2020	276	86	194	3	39	598
Corporate stores transitioned	(45)	45	—	—	—	—
Net restaurants opened (closed)	(1)	—	(8)	—	(1)	(10)
Total stores as of June 30, 2021	230	131	186	3	38	588

Total stores as of December 31, 2019	368	29	213	4	48	662
Corporate stores transitioned	(23)	22	1	—	—	—
Net restaurants opened (closed)	(56)	—	(13)	—	(8)	(77)
Total stores as of June 30, 2020	289	51	201	4	40	585
As of June 30, 2021, 49 of the 230 company-operated Steak n Shake stores were temporarily closed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings of our restaurant operations are summarized below.

	Second Quarter				First Six Months
	2021		2020		2021		2020
Revenue
Net sales	$49,403		$69,487		$104,353		$174,215
Franchise partner fees	12,383		4,537		20,236		7,881
Franchise royalties and fees	4,594		4,072		9,729		9,283
Other revenue	946		668		2,962		1,529
Total revenue	67,326		78,764		137,280		192,908

Restaurant cost of sales
Cost of food	14,727	29.8%	19,929	28.7%	30,281	29.0%	51,372	29.5%
Restaurant operating costs	22,058	44.6%	26,955	38.8%	47,255	45.3%	80,452	46.2%
Occupancy costs	5,202	10.5%	3,875	5.6%	10,067	9.6%	8,851	5.1%
Total cost of sales	41,987		50,759		87,603		140,675

Selling, general and administrative
General and administrative	10,481	15.6%	9,189	11.7%	18,161	13.2%	18,087	9.4%
Marketing	3,287	4.9%	5,695	7.2%	7,910	5.8%	14,515	7.5%
Other expenses	1,075	1.6%	983	1.2%	934	0.7%	1,267	0.7%
Total selling, general and administrative	14,843	22.0%	15,867	20.1%	27,005	19.7%	33,869	17.6%

Impairments	(261)		(7,819)		(559)		(18,119)
Depreciation and amortization	(5,094)		(4,686)		(9,804)		(9,712)
Gain on debt extinguishment	—		1,367		—		5,713
Interest on finance leases and obligations	(1,537)		(1,286)		(3,157)		(3,086)

Earnings (loss) before income taxes	3,604		(286)		9,152		(6,840)

Income tax expense (benefit)	1,061		1,216		2,491		(656)

Contribution to net earnings	$2,543		$(1,502)		$6,661		$(6,184)
Cost of food, restaurant operating costs and occupancy costs are expressed as a percentage of net sales.
General and administrative, marketing and other expenses are expressed as a percentage of total revenue.

The novel coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization in March of 2020. Government and private sector responses to contain its spread began to affect our operating businesses significantly that same month. The COVID-19 pandemic has adversely affected our restaurant operations, as our restaurants were required to close their dining rooms during the first quarter of 2020. The risks and uncertainties resulting from the pandemic may continue to affect our restaurant operations. The extent of such effects over the long term cannot be reasonably estimated at this time.

The majority of Steak n Shake’s dining rooms remained closed through the end of 2020. Steak n Shake has been reopening its dining rooms this year, and in doing so has implemented a self-service model. Because of the economics of the new model, labor costs were 26.8% of net sales in the second quarter of 2021 for reopened units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net sales for the second quarter and first six months of 2021 were $49,403 and $104,353, respectively, representing a decrease of $20,084 or 28.9%, and $69,862 or 40.1%, compared to the second quarter and first six months of 2020, respectively. The year-over-year decrease in revenue of company-operated restaurants is primarily due to the shift of company units to franchise partner units. For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurants’ profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will continue to decline with each transition of a company-operated unit to a franchise partner unit.

Franchise partner fees were $12,383 during the second quarter of 2021, compared to $4,537 during the second quarter of 2020. Franchise partner fees were $20,236 during the first six months of 2021, compared to $7,881 during the first six months of 2020. As of June 30, 2021, there were 131 franchise partner units, compared to 51 franchise partner units as of June 30, 2020.

The cost of food during the second quarter and first six months of 2021 was $14,727 or 29.8% of net sales, and $30,281 or 29.0% of net sales, respectively, compared to $19,929 or 28.7% of net sales, and $51,372 or 29.5% of net sales in the second quarter and first six months of 2020, respectively. Restaurant operating costs during the second quarter of 2021 were $22,058 or 44.6% of net sales, compared to $26,955 or 38.8% of net sales in the second quarter of 2020. Restaurant operating costs during the first six months of 2021 were $47,255 or 45.3% of net sales, compared to $80,452 or 46.2% of net sales in the first six months of 2020. The decrease in operating costs is mainly attributable to the transitioning of company-operated units to franchise partner units.

General and administrative costs during the second quarter and first six months of 2021 were $10,481 and $18,161, respectively, compared to $9,189 and $18,087 in the second quarter and first six months of 2020, respectively. The year-over-year general and administrative costs were higher in 2021 primarily because of one-time savings obtained during the second quarter of 2020.

Marketing expenses during the second quarter and first six months of 2021 were $3,287 or 4.9% of total revenue, and $7,910 or 5.8% of total revenue, respectively, compared to $5,695 or 7.2% of total revenue, and $14,515 or 7.5% of total revenue during the second quarter and first six months of 2020, respectively. Marketing expenses decreased primarily due to the decision to shift to a digital marketing strategy.

Our restaurants recorded an impairment to long-lived assets of $261 and $7,819 in the second quarters of 2021 and 2020, respectively, and $559 and $18,119 in the first six months of 2021 and 2020, respectively. The 2021 impairments are primarily attributable to Steak n Shake store closures. The 2020 impairments were connected to dining room closures during the pandemic.
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
Underwriting results of our insurance operations are summarized below.

	Second Quarter		First Six Months
	2021	2020	2021	2020
Underwriting gain attributable to :
First Guard	$2,959	$2,553	$5,090	$4,876
Southern Pioneer	701	(496)	1,114	(289)
Pre-tax underwriting gain	3,660	2,057	6,204	4,587
Income tax expense	769	432	1,303	963
Net underwriting gain	$2,891	$1,625	$4,901	$3,624

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings of our insurance operations are summarized below.

	Second Quarter		First Six Months
	2021	2020	2021	2020
Premiums written	$13,575	$13,321	$27,265	$22,163
Insurance losses	6,362	6,901	13,383	11,075
Underwriting expenses	3,553	4,363	7,678	6,501
Pre-tax underwriting gain	3,660	2,057	6,204	4,587
Other income and expenses
Investment income and commissions	642	1,100	1,387	1,932
Other income (expenses)	17	(89)	(35)	(538)
Total other income	659	1,011	1,352	1,394
Earnings before income taxes	4,319	3,068	7,556	5,981
Income tax expense	933	769	1,639	1,366
Contribution to net earnings	$3,386	$2,299	$5,917	$4,615

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

	Second Quarter				First Six Months
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$8,225	100.0%	$7,275	100.0%	$16,302	100.0%	$14,690	100.0%

Insurance losses	3,809	46.3%	2,974	40.9%	7,811	47.9%	6,532	44.5%
Underwriting expenses	1,457	17.7%	1,748	24.0%	3,401	20.9%	3,282	22.3%
Total losses and expenses	5,213	64.0%	4,722	64.9%	11,212	68.8%	9,814	66.8%
Pre-tax underwriting gain	$3,012		$2,553		$5,090		$4,876

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

	Second Quarter				First Six Months
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$5,350	100.0%	$6,046	100.0%	$10,963	100.0%	$7,473	100.0%

Insurance losses	2,553	47.7%	3,927	65.0%	5,572	50.8%	4,543	60.8%
Underwriting expenses	2,096	39.2%	2,615	43.3%	4,277	39.0%	3,219	43.1%
Total losses and expenses	4,649	86.9%	6,542	108.3%	9,849	89.8%	7,762	103.9%
Pre-tax underwriting gain	$701		$(496)		$1,114		$(289)
Insurance - Investment Income
A summary of net investment income attributable to our insurance operations follows.

	Second Quarter		First Six Months
	2021	2020	2021	2020
Interest, dividends and other investment income:
First Guard	$13	$22	$30	$171
Southern Pioneer	278	415	427	700
Pre-tax investment income	291	437	457	871
Income tax expense	61	92	96	183
Net investment income	$230	$345	$361	$688
We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Oil and Gas
Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico.  Earnings for Southern Oil are summarized below.

	Second Quarter		First Six Months
	2021	2020	2021	2020
Oil and gas revenue	$8,365	$2,151	$16,957	$13,525
Oil and gas production costs	2,494	1,323	4,907	4,399
Depreciation, depletion and accretion	2,191	1,979	4,569	6,847
General and administrative expenses	654	556	1,416	1,516
Earnings before income taxes	3,026	(1,707)	6,065	763
Income tax expense	690	(395)	1,374	(126)
Contribution to net earnings	$2,336	$(1,312)	$4,691	$889

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The COVID-19 pandemic caused oil demand to significantly decrease in early 2020, creating oversupplied markets that resulted in lower commodity prices and margins. However, crude oil prices increased in mid-2020 in response to the lifting of COVID-19 restrictions. Uncertainty and unpredictability remain around the extent to which the COVID-19 pandemic will impact our future results.
Media and Licensing
Maxim's business lies principally in media and licensing. Earnings of our media and licensing operations are summarized below.

	Second Quarter		First Six Months
	2021	2020	2021	2020
Media and licensing revenue	$709	$982	$1,832	$1,490

Media and licensing costs	389	437	869	943
General and administrative expenses	20	58	40	92
Earnings before income taxes	300	487	923	455
Income tax expense	75	111	218	104
Contribution to net earnings	$225	$376	$705	$351
We acquired Maxim with the idea of transforming its business model.  The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.
Investment Gains and Investment Partnership Gains

Investment losses net of tax for the second quarter of 2021 were $908 and investment gains net of tax for the first six months of 2021 were $1,506. Investment gains net of tax were $1,192 during the second quarter and first six months of 2020. Dividends earned on investments are reported as other income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized as non-operating.
Earnings (loss) from our investments in partnerships are summarized below.

	Second Quarter		First Six Months
	2021	2020	2021	2020
Investment partnership gains (losses)	$(34,191)	$59,248	$47,575	$(116,494)
Tax expense (benefit)	(7,996)	13,883	11,121	(27,500)
Contribution to net earnings	$(26,195)	$45,365	$36,454	$(88,994)
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
Investments affect our reported quarterly earnings based on their carrying value. We do not regard the quarterly or annual fluctuations in our investments to be meaningful in understanding the operating results of our businesses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest Expense
The Company’s interest expense is summarized below.

	Second Quarter		First Six Months
	2021	2020	2021	2020
Interest expense on notes payable	$—	$2,349	$1,121	$4,823
Tax benefit	—	588	280	1,216
Interest expense net of tax	$—	$1,761	$841	$3,607
Steak n Shake’s term loan was scheduled to mature on March 19, 2021. As of December 31, 2020, $152,506 was outstanding. The Company repaid Steak n Shake's outstanding balance in full on February 19, 2021.
Corporate and Other
Corporate expenses exclude the activities in the restaurant, media and licensing, insurance, and oil and gas businesses. Corporate net losses during the second quarter and first six months of 2021 were relatively flat compared to the same period during 2020.
Income Taxes
Income tax benefit for the second quarter of 2021 was $6,198 compared to an income tax expense of $14,764 for the second quarter of 2020.  Income tax expense for the first six months of 2021 was $15,818 compared to a benefit of $29,066 for the first six months of 2020.  The variance in income taxes between 2021 and 2020 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pretax gains were $47,575 during the first six months of 2021 compared to pretax losses of $116,494 during the first six months of 2020.
Financial Condition
Consolidated cash and investments are summarized below.

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$28,212	$24,503
Investments	96,094	94,861
Fair value of interest in investment partnerships	551,942	590,926
Total cash and investments	676,248	710,290
Less: portion of Company stock held by investment partnerships	(240,064)	(171,376)
Carrying value of cash and investments on balance sheet	$436,184	$538,914
Liquidity
Our balance sheet continues to maintain significant liquidity.  Consolidated cash flow activities are summarized below.

	First Six Months
	2021	2020
Net cash provided by operating activities	$187,208	$98,685
Net cash used in investing activities	(32,839)	(103,360)
Net cash used in financing activities	(153,136)	(24,156)
Effect of exchange rate changes on cash	(24)	(3)
Increase (decrease) in cash, cash equivalents and restricted cash	$1,209	$(28,834)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash provided by operating activities was $187,208 during the first six months of 2021 compared to cash provided by operating activities of $98,685 during the first six months of 2020.  The increase in cash provided by operating activities is mainly attributable to distributions from investment partnerships of $158,070 for 2021 and $83,830 for 2020. The distributions during 2021 were primarily used to repay Steak n Shake's debt.
Cash used in investing activities during the first six months of 2021 was $32,839 compared to $103,360 during the first six months of 2020.  Use of cash in investing activities was higher during 2020 primarily due to the acquisition of Southern Pioneer and purchases of limited partner interests.
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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Market prices for equity securities are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $40,797 along with a corresponding change in shareholders’ equity of approximately 5%.
We have had minimal exposure to foreign currency exchange rate fluctuations in the first six months of 2021 and 2020.
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
Item 4.     Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of June 30, 2021.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From May 11, 2021 through June 16, 2021, The Lion Fund II, L.P. purchased 4,286 shares of Class A common stock and 19,311 shares of Class B common stock. The Lion Fund II, L.P. may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share	Total Number of Class B Shares Purchased	Average Price Paid per Class B Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
April 1, 2021 – April 30, 2021	—	$—	—	$—	—	—
May 1, 2021 – May 31, 2021	895	$778.74	19,311	$149.07	—	—
June 1, 2021 – June 30, 2021	3,391	$871.76	—	$—	—	—
Total	4,286		19,311		—

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

Biglari Holdings inc.

Date: August 6, 2021	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller