Form 10-Q
period 2021-09-30
Biglari Holdings Inc.
filed 2021-11-05
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Number of shares of common stock outstanding as of November 2, 2021:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIGLARI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,795	$24,503
Investments	99,006	94,861
Receivables	23,885	19,185
Inventories	3,102	2,737
Other current assets	6,763	6,492
Total current assets	160,551	147,778
Property and equipment	352,822	316,122
Operating lease assets	44,598	42,832
Goodwill and other intangible assets	77,179	77,661
Investment partnerships	273,089	419,550
Other assets	11,132	14,025
Total assets	$919,371	$1,017,968

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$100,898	$90,892
Loss and loss adjustment expenses	13,401	14,652
Unearned premiums	11,303	13,277
Current portion of lease obligations	17,230	17,365
Current portion of notes payable	—	152,261
Total current liabilities	142,832	288,447
Lease obligations	107,949	111,645
Deferred taxes	57,910	41,346
Asset retirement obligations	10,314	10,022
Other liabilities	1,800	1,680
Total liabilities	320,805	453,140

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	381,788	381,788
Retained earnings	613,351	573,050
Accumulated other comprehensive loss	(1,909)	(1,531)
Treasury stock, at cost	(395,802)	(389,617)
Biglari Holdings Inc. shareholders’ equity	598,566	564,828
Total liabilities and shareholders’ equity	$919,371	$1,017,968
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	Third Quarter		First Nine Months
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$59,144	$79,674	$196,424	$272,582
Insurance premiums and other	14,723	14,413	43,729	38,692
Oil and gas	7,353	6,029	24,310	19,554
Media and licensing	863	1,719	2,695	3,209
	82,083	101,835	267,158	334,037
Cost and expenses
Restaurant cost of sales	41,694	54,062	129,297	194,737
Insurance losses and underwriting expenses	10,672	11,290	31,733	28,866
Oil and gas production costs	2,050	2,171	6,957	6,570
Media and licensing costs	880	548	1,749	1,491
Selling, general and administrative	16,889	19,902	50,848	54,974
Impairments	—	3,698	559	21,817
Depreciation and amortization	7,682	7,275	22,239	24,284
Interest expense on leases	1,462	1,593	4,619	4,679
Interest expense on notes payable	—	2,150	1,121	6,973
	81,329	102,689	249,122	344,391
Other income
Investment gains	4,534	354	6,465	1,863
Investment partnership gains (losses)	(20,231)	27,218	27,344	(89,276)
	(15,697)	27,572	33,809	(87,413)
Earnings (loss) before income taxes	(14,943)	26,718	51,845	(97,767)
Income tax expense (benefit)	(4,274)	5,617	11,544	(23,449)
Net earnings (loss)	$(10,669)	$21,101	$40,301	$(74,318)
Earnings per share
Net earnings (loss) per equivalent Class A share *	$(33.74)	$60.07	$125.79	$(213.31)
*Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $(6.75) and $25.16 for the third quarter and first nine months of 2021, respectively, and $12.01 and $(42.66) for the third quarter and first nine months of 2020, respectively.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Third Quarter		First Nine Months
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net earnings (loss)	$(10,669)	$21,101	$40,301	$(74,318)
Foreign currency translation	(49)	344	(378)	834
Total comprehensive income (loss)	$(10,718)	$21,445	$39,923	$(73,484)
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Nine Months
	2021	2020
	(Unaudited)
Operating activities
Net earnings (loss)	$40,301	$(74,318)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	22,239	24,284
Provision for deferred income taxes	16,625	(23,755)
Asset impairments and other non-cash expenses	696	22,545
Gains on disposal of assets	(306)	(1,251)
Investment gains and investment partnership gains/losses	(34,461)	87,413
Distributions from investment partnerships	172,420	97,330
Changes in receivables, inventories and other assets	3,608	10,919
Changes in accounts payable and accrued expenses	(9,877)	(36,800)
Net cash provided by operating activities	211,245	106,367
Investing activities
Capital expenditures	(46,486)	(13,297)
Proceeds from property and equipment disposals	2,749	3,914
Acquisition of business, net of cash acquired	—	(34,240)
Purchases of limited partner interests	(4,800)	(69,330)
Purchases of investments	(81,923)	(240,351)
Redemptions of fixed maturity securities	74,678	241,223
Net cash used in investing activities	(55,782)	(112,081)
Financing activities
Proceeds from revolving credit facility	—	500
Principal payments on long-term debt	(149,952)	(22,729)
Principal payments on direct financing lease obligations	(4,634)	(4,152)
Net cash used in financing activities	(154,586)	(26,381)
Effect of exchange rate changes on cash	(85)	(13)
Increase (decrease) in cash, cash equivalents and restricted cash	792	(32,108)
Cash, cash equivalents and restricted cash at beginning of year	29,666	70,696
Cash, cash equivalents and restricted cash at end of third quarter	$30,458	$38,588

	First Nine Months
	2021	2020
	(Unaudited)
Cash and cash equivalents	$27,795	$33,164
Restricted cash in other long-term assets	2,663	5,424
Cash, cash equivalents and restricted cash at end of third quarter	$30,458	$38,588
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2020	$1,138	$381,788	$573,050	$(1,531)	$(389,617)	$564,828
Net earnings			71,707			71,707
Other comprehensive loss				(444)		(444)
Adjustment to treasury stock for holdings in investment partnerships					3,049	3,049
Balance at March 31, 2021	$1,138	$381,788	$644,757	$(1,975)	$(386,568)	$639,140
Net earnings (loss)			(20,737)			(20,737)
Other comprehensive income				115		115
Adjustment to treasury stock for holdings in investment partnerships					(5,026)	(5,026)
Balance at June 30, 2021	$1,138	$381,788	$624,020	$(1,860)	$(391,594)	$613,492
Net earnings (loss)			(10,669)			(10,669)
Other comprehensive loss				(49)		(49)
Adjustment to treasury stock for holdings in investment partnerships					(4,208)	(4,208)
Balance at September 30, 2021	$1,138	$381,788	$613,351	$(1,909)	$(395,802)	$598,566

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2019	$1,138	$381,788	$611,039	$(2,810)	$(374,857)	$616,298
Net earnings (loss)			(137,885)			(137,885)
Other comprehensive loss				(312)		(312)
Adjustment to treasury stock for holdings in investment partnerships					1,089	1,089
Balance at March 31, 2020	$1,138	$381,788	$473,154	$(3,122)	$(373,768)	$479,190
Net earnings			42,466			42,466
Other comprehensive income				802		802
Adjustment to treasury stock for holdings in investment partnerships					92	92
Balance at June 30, 2020	$1,138	$381,788	$515,620	$(2,320)	$(373,676)	$522,550
Net earnings (loss)			21,101			21,101
Other comprehensive income				344		344
Adjustment to treasury stock for holdings in investment partnerships					(5,777)	(5,777)
Balance at September 30, 2020	$1,138	$381,788	$536,721	$(1,976)	$(379,453)	$538,218
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Biglari Holdings is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance, media and licensing, restaurants, and oil and gas. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings was founded and is led by Sardar Biglari, Chairman and Chief Executive Officer of the Company. The Company’s long-term objective is to maximize per-share intrinsic value. All major investment and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. As of September 30, 2021, Mr. Biglari beneficially owns shares of the Company that represent approximately 65.0% of the economic interest and 70.3% of the voting interest.
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

Change in Presentation
Gain on debt extinguishment of $0 and $5,713 during the third quarter and first nine months of 2020, respectively, have been reclassified from other income to selling, general and administrative expenses. Loss and loss adjustment expenses and unearned premiums are reflected separately from accrued expenses on the consolidated balance sheet.
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

Note 2. Earnings Per Share (continued)
The following table presents shares authorized, issued and outstanding on September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640
On an equivalent Class A common stock basis, there were 620,592 shares outstanding as of September 30, 2021 and December 31, 2020.  The Company has applied the "two-class method" of computing earnings per share as prescribed in Accounting Standards Codification ("ASC") 260, "Earnings Per Share". The equivalent Class A common stock applied for computing earnings per share excludes the proportional shares of Biglari Holdings' stock held by the investment partnerships. The equivalent Class A common stock for the earnings per share calculation during the third quarters of 2021 and 2020 was 316,236 and 351,288, respectively.  The equivalent Class A common stock for the earnings per share calculation during the first nine months of 2021 and 2020 was 320,377 and 348,396, respectively.
Note 3. Investments

Investments were $99,006 and $94,861 as of September 30, 2021 and December 31, 2020, respectively.  We classify investments in fixed maturity securities at the acquisition date as either available-for-sale or held-to-maturity and re-evaluate the classification at each balance sheet date. Securities classified as held-to-maturity are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. Realized gains and losses on disposals of investments are determined on a specific identification basis. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Investment gains for the third quarter and first nine months of 2021 were $4,534 and $6,465, respectively, which include a $5,047 gain on the sale of real estate. The Company purchased 26 acres of land in Murfreesboro, Tennessee in 2014 for $2,145 and sold it in the third quarter of 2021. Investment gains for the third quarter and first nine months of 2020 were $354 and $1,863, respectively.
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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2020	$590,926	$171,376	$419,550
Investment partnership gains (losses)	110,690	83,346	27,344
Distributions (net of contributions)	(167,620)		(167,620)
Increase in proportionate share of Company stock held		6,185	(6,185)
Partnership interest at September 30, 2021	$533,996	$260,907	$273,089

Note 4. Investment Partnerships (continued)

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2019	$666,123	$160,581	$505,542
Investment partnership gains (losses)	(123,524)	(34,248)	(89,276)
Distributions (net of contributions)	(28,000)		(28,000)
Decrease in proportionate share of Company stock held		4,596	(4,596)
Partnership interest at September 30, 2020	$514,599	$130,929	$383,670
The carrying value of the investment partnerships net of deferred taxes is presented below.

	September 30, 2021	December 31, 2020
Carrying value of investment partnerships	$273,089	$419,550
Deferred tax liability related to investment partnerships	(54,432)	(44,805)
Carrying value of investment partnerships net of deferred taxes	$218,657	$374,745
The Company’s proportionate share of Company stock held by investment partnerships at cost is $395,802 and $389,617 at September 30, 2021 and December 31, 2020, respectively, and is recorded as treasury stock.
The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock.  Fair value of our partnership interests is assessed according to our proportional ownership interest of the fair value of investments held by the investment partnerships. Unrealized gains and losses on marketable securities held by the investment partnerships affect our net earnings.
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Gains (losses) on investment partnership	$(20,231)	$27,218	$27,344	$(89,276)
Tax expense (benefit)	(4,946)	6,163	6,175	(21,337)
Contribution to net earnings	$(15,285)	$21,055	$21,169	$(67,939)
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
There were no incentive reallocations from Biglari Holdings to Biglari Capital during the first nine months of 2021 and 2020.

Note 4. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of September 30, 2021	$132,351	$583,989
Total liabilities as of September 30, 2021	$1,490	$101,956
Revenue for the first nine months of 2021	$35,639	$94,078
Earnings for the first nine months of 2021	$35,584	$93,548
Biglari Holdings' ownership interest as of September 30, 2021	62.4%	93.9%

Total assets as of December 31, 2020	$112,970	$566,663
Total liabilities as of December 31, 2020	$189	$25,453
Revenue for the first nine months of 2020	$(18,941)	$(119,644)
Earnings for the first nine months of 2020	$(18,992)	$(120,849)
Biglari Holdings' ownership interest as of September 30, 2020	66.2%	95.3%
Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	September 30, 2021	December 31, 2020
Land	$144,774	$142,601
Buildings	147,947	138,734
Land and leasehold improvements	148,296	141,351
Equipment	223,815	192,735
Oil and gas properties	73,752	75,900
Construction in progress	2,482	1,032
	741,066	692,353
Less accumulated depreciation and amortization	(388,244)	(376,231)
Property and equipment, net	$352,822	$316,122
Depletion expense related to oil and gas properties was $5,875 and $9,249 during the first nine months of 2021 and 2020, respectively, and is included in depreciation and amortization within the consolidated statement of earnings.
During the first nine months of 2021, the Company recorded impairment charges of $559 related to closed stores. The Company recorded impairment charges of $18,117 in the first nine months of 2020. The fair value of the long-lived assets was determined based on Level 3 inputs using a discounted cash flow model and quoted prices for the properties.
Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

Note 6. Goodwill and Other Intangible Assets (continued)
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2020	$53,596
Change in foreign exchange rates during the first nine months of 2021	(36)
Goodwill at September 30, 2021	$53,560
We evaluate goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. In response to the adverse effects of the COVID-19 pandemic, during 2020 we considered whether goodwill needed to be evaluated for impairment for certain restaurant reporting units. We considered the available facts and made qualitative assessments and judgments for what we believed represented reasonably possible outcomes. No impairment charges for goodwill were recorded in the first nine months of 2021 or 2020.
Western Sizzlin has experienced a decline in its franchised units for several years. If Western Sizzlin's franchised units continue to decline, an impairment of its goodwill may be necessary.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2020	$15,876	$8,189	$24,065
Change in foreign exchange rates during the first nine months of 2021	—	(446)	(446)
Balance at September 30, 2021	$15,876	$7,743	$23,619
During the first nine months of 2020, the Company recorded impairment charges of $3,700 on lease rights related to our international restaurant operations.
Fair values were determined using Level 3 inputs and available market data.
Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Net sales	$41,916	$67,617	$146,269	$241,832
Franchise partner fees	11,508	6,894	31,744	14,775
Franchise royalties and fees	4,865	4,421	14,594	13,704
Other	855	742	3,817	2,271
	$59,144	$79,674	$196,424	$272,582
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

Note 7. Restaurant Operations Revenues (continued)
Franchise Partner Fees
Franchise partner fees are composed of up to 15% of sales as well as 50% of profits. We are therefore fully affected by the operating results of the business, unlike in a traditional franchising arrangement, where the franchisor obtains a royalty fee based on sales only. We generate most of our revenue from our share of the franchise partners’ profits. An initial franchise fee of ten thousand dollars is recognized when the operator becomes a franchise partner. The Company recognizes franchise partner fees monthly as underlying restaurant sales occur.

The Company leases or subleases property and equipment to franchisees under lease arrangements. Both real estate and equipment rental payments are charged to franchisees and are recognized in accordance with ASC 842, "Leases". During the third quarter of 2021 and 2020, restaurant operations recognized $4,277 and $1,606, respectively, in franchise partner fees related to rental fees. During the nine months ended September 30, 2021, and September 30, 2020, restaurant operations recognized $10,910 and $3,617, respectively, in franchise partner fees related to rental fees.
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
Other Revenue
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
Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	September 30, 2021	December 31, 2020
Accounts payable	$42,307	$26,537
Gift card liability	21,174	21,822
Insurance accruals	6,221	6,559
Salaries, wages and vacation	8,378	8,285
Deferred revenue	7,546	9,324
Taxes payable	4,317	10,922
Professional fees	6,169	5,882
Other	4,786	1,561
Accounts payable and accrued expenses	$100,898	$90,892

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

Note 9. Notes Payable and Lease Obligations (continued)
Lease obligations include the following.

Current portion of lease obligations	September 30, 2021	December 31, 2020
Finance lease liabilities	$1,536	$1,897
Finance obligations	4,948	4,854
Operating lease liabilities	10,746	10,614
Total current portion of lease obligations	$17,230	$17,365

Long-term lease obligations
Finance lease liabilities	$5,627	$7,034
Finance obligations	64,315	68,148
Operating leases liabilities	38,007	36,463
Total long-term lease obligations	$107,949	$111,645
Note 10. Leased Assets and Lease Commitments

Nature of Leases
The Company operates restaurants that are located on sites owned by us and leased from third parties. In addition, the Company owns sites and leases sites from third parties that are leased and/or subleased to franchisees.
Company as Lessee
A significant portion of our operating and finance lease portfolio includes restaurant locations. Operating lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.
Total lease cost consists of the following.

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Finance lease costs:
Amortization of right-of-use assets	$404	$279	$1,205	$1,087
Interest on lease liabilities	126	136	399	392
Operating lease costs *	240	2,096	1,403	8,321
Total lease costs	$770	$2,511	$3,007	$9,800
*Includes short-term leases, variable lease costs and sublease income.

Note 10. Leased Assets and Lease Commitments (continued)
Supplemental cash flow information related to leases is as follows.

	First Nine Months
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,226	$1,132
Operating cash flows from finance leases	$384	$463
Operating cash flows from operating leases	$9,806	$10,382
Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$—	$73

Supplemental balance sheet information related to leases is as follows.

	September 30, 2021	December 31, 2020
Finance leases:
Property and equipment, net	$6,005	$6,501
Weighted-average lease terms and discount rates are as follows.

September 30, 2021
Weighted-average remaining lease terms:
Finance leases	5.2 years
Operating leases	5.3 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	6.9%
Maturities of lease liabilities as of September 30, 2021 are as follows.

Year	Operating Leases	Finance Leases
2021	$4,217	$543
2022	12,457	1,816
2023	11,204	1,551
2024	9,244	1,534
2025	7,605	1,298
After 2025	13,699	1,814
Total lease payments	58,426	8,556
Less interest	9,673	1,393
Total lease liabilities	$48,753	$7,163

Note 10. Leased Assets and Lease Commitments (continued)
Company as Lessor
The components of lease income are as follows.

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Operating lease income	$3,211	$1,428	$8,471	$3,259
Variable lease income	1,370	449	3,375	1,183
Total lease income	$4,581	$1,877	$11,846	$4,442

The following table displays the Company's future minimum rental receipts for non-cancelable leases and subleases as of September 30, 2021. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
2021	$190	$62
2022	725	247
2023	537	247
2024	454	247
2025	454	250
After 2025	1,916	1,052
Total future minimum receipts	$4,276	$2,105

Note 11. Accumulated Other Comprehensive Income
Accumulated other comprehensive loss increased $49 and decreased $344 during the third quarters of 2021 and 2020, respectively. During the first nine months of 2021, accumulated other comprehensive loss increased by $378 and decreased by $834 during the first nine months of 2020.  As of September 30, 2021 and 2020, the balances in accumulated other comprehensive loss were $1,909 and $1,976, respectively.  There were no reclassifications from accumulated other comprehensive loss to earnings during the first nine months of 2021 and 2020.  All changes in accumulated other comprehensive loss were due to foreign currency translation adjustments.
Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used a discrete effective tax rate method based on statutory tax rates for the first nine months of 2021 and 2020. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax benefit for the third quarter of 2021 was $4,274 compared to an income tax expense of $5,617 for the third quarter of 2020.  Income tax expense for the first nine months of 2021 was $11,544 compared to a benefit of $23,449 for the first nine months of 2020.  The variance in income taxes between 2021 and 2020 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pretax gains were $27,344 during the first nine months of 2021 compared to pretax losses of $89,276 during the first nine months of 2020.
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

Note 14. Fair Value of Financial Assets (continued)
As of September 30, 2021 and December 31, 2020, the fair values of financial assets were as follows.

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$25,575	$—	$—	$25,575	$23,885	$—	$—	$23,885
Equity securities
Consumer goods	8,349	2,810	—	11,159	7,274	5,652	—	12,926
Insurance	4,536	—	—	4,536	261	—	—	261
Bonds
Government	52,876	—	—	52,876	39,472	14,043	—	53,515
Corporate	6,947	—	—	6,947	—	5,406	—	5,406
Options on equity securities	—	1,653	—	1,653	—	2,911	—	2,911
Non-qualified deferred compensation plan investments	1,596	—	—	1,596	1,368	—	—	1,368
Total assets at fair value	$99,879	$4,463	$—	$104,342	$72,260	$28,012	$—	$100,272
There were no changes in our valuation techniques used to measure fair values on a recurring basis.
Note 15. Related Party Transactions
Service Agreement
The Company is party to a service agreement with Biglari Enterprises LLC and Biglari Capital Corp. (collectively, the “Biglari Entities”) under which the Biglari Entities provide services to the Company. The service agreement has a five-year term, effective on October 1, 2017.  The Company paid Biglari Enterprises $6,300 in service fees during the first nine months of 2021 and 2020. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.  The Biglari Entities are owned by Mr. Biglari.
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

Note 16. Business Segment Reporting (continued)
A disaggregation of our consolidated data for the third quarters and first nine months of 2021 and 2020 is presented in the tables that follow.

	Revenue
	Third Quarter		First Nine Months
	2021	2020	2021	2020
Operating Businesses:
Restaurant Operations:
Steak n Shake	$56,993	$78,313	$190,517	$267,637
Western Sizzlin	2,151	1,361	5,907	4,945
Total Restaurant Operations	59,144	79,674	196,424	272,582
Insurance Operations:
First Guard	8,656	7,898	25,250	23,194
Southern Pioneer	6,067	6,515	18,479	15,498
Total Insurance Operations	14,723	14,413	43,729	38,692
Southern Oil	7,353	6,029	24,310	19,554
Maxim	863	1,719	2,695	3,209
	$82,083	$101,835	$267,158	$334,037

	Earnings (Losses) Before Income Taxes
	Third Quarter		First Nine Months
	2021	2020	2021	2020
Operating Businesses:
Restaurant Operations:
Steak n Shake	$(2,959)	$(63)	$5,733	$(6,362)
Western Sizzlin	247	(396)	707	(937)
Total Restaurant Operations	(2,712)	(459)	6,440	(7,299)
Insurance Operations:
First Guard	2,934	2,152	8,204	7,193
Southern Pioneer	908	518	3,194	1,458
Total Insurance Operations	3,842	2,670	11,398	8,651
Southern Oil	2,982	592	9,047	1,355
Maxim	(56)	1,150	867	1,605
Interest expense not allocated to segments	—	(2,150)	(1,121)	(6,973)
Total Operating Businesses	4,056	1,803	26,631	(2,661)
Corporate and Investments:
Corporate and other	(3,302)	(2,657)	(8,595)	(7,693)
Investment gains	4,534	354	6,465	1,863
Investment partnership gains (losses)	(20,231)	27,218	27,344	(89,276)
Total Corporate and Investments	(18,999)	24,915	25,214	(95,106)
	$(14,943)	$26,718	$51,845	$(97,767)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except per share data)
Overview
Biglari Holdings is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance, media and licensing, restaurants, and oil and gas. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings was founded and is led by Sardar Biglari, Chairman and Chief Executive Officer of the Company. The Company’s long-term objective is to maximize per-share intrinsic value. All major investment and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. As of September 30, 2021, Mr. Biglari beneficially owns shares of the Company that represent approximately 65.0% of the economic interest and 70.3% of the voting interest.
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

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Operating businesses:
Restaurant	$(1,515)	$(15)	$5,146	$(6,199)
Insurance	2,985	2,204	8,902	6,819
Oil and gas	2,325	389	7,016	1,278
Media and licensing	(43)	885	662	1,236
Interest expense	—	(1,612)	(841)	(5,219)
Total operating businesses	3,752	1,851	20,885	(2,085)
Corporate and other	(2,526)	(2,081)	(6,649)	(5,762)
Investment gains	3,390	276	4,896	1,468
Investment partnership gains (losses)	(15,285)	21,055	21,169	(67,939)
	$(10,669)	$21,101	$40,301	$(74,318)
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurants
Steak n Shake and Western Sizzlin comprise 581 company-operated and franchise restaurants as of September 30, 2021.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2020	276	86	194	3	39	598
Corporate stores transitioned	(54)	54	—	—	—	—
Net restaurants opened (closed)	(1)	—	(15)	—	(1)	(17)
Total stores as of September 30, 2021	221	140	179	3	38	581

Total stores as of December 31, 2019	368	29	213	4	48	662
Corporate stores transitioned	(41)	40	1	—	—	—
Net restaurants opened (closed)	(67)	—	(15)	(1)	(9)	(92)
Total stores as of September 30, 2020	260	69	199	3	39	570
As of September 30, 2021, 42 of the 221 company-operated Steak n Shake stores were temporarily closed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings of our restaurant operations are summarized below.

	Third Quarter				First Nine Months
	2021		2020		2021		2020
Revenue
Net sales	$41,916		$67,617		$146,269		$241,832
Franchise partner fees	11,508		6,894		31,744		14,775
Franchise royalties and fees	4,865		4,421		14,594		13,704
Other revenue	855		742		3,817		2,271
Total revenue	59,144		79,674		196,424		272,582

Restaurant cost of sales
Cost of food	13,123	31.3%	19,508	28.9%	43,404	29.7%	70,880	29.3%
Restaurant operating costs	24,496	58.4%	30,451	45.0%	71,751	49.1%	110,903	45.9%
Occupancy costs	4,075	9.7%	4,103	6.1%	14,142	9.7%	12,954	5.4%
Total cost of sales	41,694		54,062		129,297		194,737

Selling, general and administrative
General and administrative	9,255	15.6%	12,059	15.1%	27,416	14.0%	30,146	11.1%
Marketing	2,302	3.9%	3,891	4.9%	10,212	5.2%	18,406	6.8%
Other expenses	1,332	2.3%	454	0.6%	2,266	1.2%	1,721	0.6%
Total selling, general and administrative	12,889	21.8%	16,404	20.6%	39,894	20.3%	50,273	18.4%

Impairments	—		(3,698)		(559)		(21,817)
Depreciation and amortization	(5,811)		(4,376)		(15,615)		(14,088)
Gain on debt extinguishment	—		—		—		5,713
Interest on finance leases and obligations	(1,462)		(1,593)		(4,619)		(4,679)

Earnings (loss) before income taxes	(2,712)		(459)		6,440		(7,299)

Income tax expense (benefit)	(1,197)		(444)		1,294		(1,100)

Contribution to net earnings	$(1,515)		$(15)		$5,146		$(6,199)
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

The majority of Steak n Shake’s dining rooms remained closed through the end of 2020. Steak n Shake has been reopening its dining rooms this year, and in doing so has implemented a self-service model. The transformation has resulted in higher capital expenditures in 2021 as compared to 2020. In the first nine months of 2021, Steak n Shake spent $29,708 in capital expenditures related to the conversion of table-service restaurants to self-service restaurants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net sales for the third quarter and first nine months of 2021 were $41,916 and $146,269, respectively, representing a decrease of $25,701 or 38.0%, and $95,563 or 39.5%, compared to the third quarter and first nine months of 2020, respectively. The year-over-year decrease in revenue of company-operated restaurants is primarily due to the shift of company units to franchise partner units. For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurants’ profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will continue to decline with each transition of a company-operated unit to a franchise partner unit.

Franchise partner fees were $11,508 during the third quarter of 2021, compared to $6,894 during the third quarter of 2020. Franchise partner fees were $31,744 during the first nine months of 2021, compared to $14,775 during the first nine months of 2020. As of September 30, 2021, there were 140 franchise partner units, compared to 69 franchise partner units as of September 30, 2020.

The cost of food during the third quarter and first nine months of 2021 was $13,123, and $43,404, respectively, compared to $19,508, and $70,880 in the third quarter and first nine months of 2020, respectively. Restaurant operating costs during the third quarter of 2021 were $24,496, compared to $30,451 in the third quarter of 2020. Restaurant operating costs during the first nine months of 2021 were $71,751, compared to $110,903 in the first nine months of 2020. The decreases in cost of food and operating costs are mainly attributable to the transitioning of company-operated units to franchise partner units. The increase in operating costs as a percentage of net sales is mainly attributable to increasing wages. The Company expects to increase menu prices in the fourth quarter to improve margins.

General and administrative costs during the third quarter and first nine months of 2021 were $9,255 and $27,416, respectively, compared to $12,059 and $30,146 in the third quarter and first nine months of 2020, respectively. The year-over-year general and administrative costs were lower in 2021 primarily because of legal and professional fees incurred during the third quarter of 2020.

Marketing expenses during the third quarter and first nine months of 2021 were $2,302 and $10,212, respectively, compared to $3,891 and $18,406 during the third quarter and first nine months of 2020, respectively. Marketing expenses decreased primarily due to the decision to shift to a digital marketing strategy.

Our restaurants recorded an impairment to long-lived assets of $0 and $3,698 in the third quarters of 2021 and 2020, respectively, and $559 and $21,817 in the first nine months of 2021 and 2020, respectively. The 2021 impairments are primarily attributable to Steak n Shake store closures. The 2020 impairments were connected to dining room closures during the pandemic.
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
Underwriting results of our insurance operations are summarized below.

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Underwriting gain attributable to:
First Guard	$2,832	$2,077	$7,922	$6,953
Southern Pioneer	397	60	1,511	(229)
Pre-tax underwriting gain	3,229	2,137	9,433	6,724
Income tax expense	681	449	1,984	1,412
Net underwriting gain	$2,548	$1,688	$7,449	$5,312

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings of our insurance operations are summarized below.

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Premiums written	$13,901	$13,427	$41,166	$35,590
Insurance losses	6,657	7,419	20,040	18,494
Underwriting expenses	4,015	3,871	11,693	10,372
Pre-tax underwriting gain	3,229	2,137	9,433	6,724
Other income and expenses
Investment income and commissions	646	817	2,033	2,749
Other expenses	(33)	(284)	(68)	(822)
Total other income	613	533	1,965	1,927
Earnings before income taxes	3,842	2,670	11,398	8,651
Income tax expense	857	466	2,496	1,832
Contribution to net earnings	$2,985	$2,204	$8,902	$6,819

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

	Third Quarter				First Nine Months
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$8,458	100.0%	$7,505	100.0%	$24,760	100.0%	$22,195	100.0%

Insurance losses	3,935	46.5%	3,736	49.8%	11,746	47.4%	10,268	46.3%
Underwriting expenses	1,691	20.0%	1,692	22.5%	5,092	20.6%	4,974	22.4%
Total losses and expenses	5,626	66.5%	5,428	72.3%	16,838	68.0%	15,242	68.7%
Pre-tax underwriting gain	$2,832		$2,077		$7,922		$6,953

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

	Third Quarter				First Nine Months
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$5,443	100.0%	$5,922	100.0%	$16,406	100.0%	$13,395	100.0%

Insurance losses	2,722	50.0%	3,683	62.2%	8,294	50.6%	8,226	61.4%
Underwriting expenses	2,324	42.7%	2,179	36.8%	6,601	40.2%	5,398	40.3%
Total losses and expenses	5,046	92.7%	5,862	99.0%	14,895	90.8%	13,624	101.7%
Pre-tax underwriting gain	$397		$60		$1,511		$(229)
Insurance - Investment Income
A summary of net investment income attributable to our insurance operations follows.

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Interest, dividends and other investment income:
First Guard	$54	$75	$84	$246
Southern Pioneer	141	121	568	821
Pre-tax investment income	195	196	652	1,067
Income tax expense	41	41	137	224
Net investment income	$154	$155	$515	$843
We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Oil and Gas
Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico.  Earnings for Southern Oil are summarized below.

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Oil and gas revenue	$7,353	$6,029	$24,310	$19,554
Oil and gas production costs	2,050	2,171	6,957	6,570
Depreciation, depletion and accretion	1,717	2,804	6,286	9,651
General and administrative expenses	604	462	2,020	1,978
Earnings before income taxes	2,982	592	9,047	1,355
Income tax expense	657	203	2,031	77
Contribution to net earnings	$2,325	$389	$7,016	$1,278

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The COVID-19 pandemic caused oil demand to significantly decrease in early 2020, creating oversupplied markets that resulted in lower commodity prices and margins. However, crude oil prices increased in mid-2020 in response to the lifting of COVID-19 restrictions.
Media and Licensing
Maxim's business lies principally in media and licensing. Earnings of our media and licensing operations are summarized below.

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Media and licensing revenue	$863	$1,719	$2,695	$3,209

Media and licensing costs	880	548	1,749	1,491
General and administrative expenses	39	21	79	113
Earnings before income taxes	(56)	1,150	867	1,605
Income tax expense (benefit)	(13)	265	205	369
Contribution to net earnings	$(43)	$885	$662	$1,236
We acquired Maxim with the idea of transforming its business model.  The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.
Investment Gains and Investment Partnership Gains

Investment gains net of tax for the third quarter and first nine months of 2021 were $3,390 and $4,896, respectively. Investment gains net of tax were $276 and $1,468 during the third quarter and first nine months of 2020, respectively. Investment gains during the third quarter of 2021 included a gain from the sale of real estate of $3,785, net of tax. Dividends earned on investments are reported as other income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Earnings (loss) from our investments in partnerships are summarized below.

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Investment partnership gains (losses)	$(20,231)	$27,218	$27,344	$(89,276)
Tax expense (benefit)	(4,946)	6,163	6,175	(21,337)
Contribution to net earnings	$(15,285)	$21,055	$21,169	$(67,939)
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest Expense
The Company’s interest expense is summarized below.

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Interest expense on notes payable	$—	$2,150	$1,121	$6,973
Tax benefit	—	538	280	1,754
Interest expense net of tax	$—	$1,612	$841	$5,219
Steak n Shake’s term loan was scheduled to mature on March 19, 2021. As of December 31, 2020, $152,506 was outstanding. The Company repaid Steak n Shake's outstanding balance in full on February 19, 2021.
Corporate and Other
Corporate expenses exclude the activities in the restaurant, media and licensing, insurance, and oil and gas businesses. Corporate net losses during the third quarter and first nine months of 2021 were relatively flat compared to the same period during 2020.
Income Taxes
Income tax benefit for the third quarter of 2021 was $4,274 compared to an income tax expense of $5,617 for the third quarter of 2020.  Income tax expense for the first nine months of 2021 was $11,544 compared to a benefit of $23,449 for the first nine months of 2020.  The variance in income taxes between 2021 and 2020 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pretax gains were $27,344 during the first nine months of 2021 compared to pretax losses of $89,276 during the first nine months of 2020.
Financial Condition
Consolidated cash and investments are summarized below.

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$27,795	$24,503
Investments	99,006	94,861
Fair value of interest in investment partnerships	533,996	590,926
Total cash and investments	660,797	710,290
Less: portion of Company stock held by investment partnerships	(260,907)	(171,376)
Carrying value of cash and investments on balance sheet	$399,890	$538,914
Liquidity
Our balance sheet continues to maintain significant liquidity.  Consolidated cash flow activities are summarized below.

	First Nine Months
	2021	2020
Net cash provided by operating activities	$211,245	$106,367
Net cash used in investing activities	(55,782)	(112,081)
Net cash used in financing activities	(154,586)	(26,381)
Effect of exchange rate changes on cash	(85)	(13)
Increase (decrease) in cash, cash equivalents and restricted cash	$792	$(32,108)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash provided by operating activities was $211,245 during the first nine months of 2021 compared to cash provided by operating activities of $106,367 during the first nine months of 2020.  The increase in cash provided by operating activities is mainly attributable to distributions from investment partnerships of $172,420 for 2021 and $97,330 for 2020. The distributions during 2021 were primarily used to repay Steak n Shake's debt.
Cash used in investing activities during the first nine months of 2021 was $55,782 compared to $112,081 during the first nine months of 2020.  Use of cash in investing activities was higher during 2020 primarily due to the acquisition of Southern Pioneer and purchases of limited partner interests. Capital expenditures increased during 2021 compared to 2020 primarily because of expenditures associated with Steak n Shake's transition to a counter service model.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk (continued)

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Market prices for equity securities are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $37,210 along with a corresponding change in shareholders’ equity of approximately 5%.
We have had minimal exposure to foreign currency exchange rate fluctuations in the first nine months of 2021 and 2020.

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
Item 4.     Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of September 30, 2021.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From August 10, 2021 through August 12, 2021, The Lion Fund II, L.P. purchased 1,618 shares of Class A common stock and 12,937 shares of Class B common stock. The Lion Fund II, L.P. may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share	Total Number of Class B Shares Purchased	Average Price Paid per Class B Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
July 1, 2021 – July 31, 2021	—	$—	—	$—	—	—
August 1, 2021 – August 31, 2021	1,618	$850.71	12,937	$171.59	—	—
September 1, 2021 – September 30, 2021	—	$—	—	$—	—	—
Total	1,618		12,937		—

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

Biglari Holdings Inc.

Date: November 5, 2021	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller