Form 10-K/A
period 2021-12-31
Biglari Holdings Inc.
filed 2022-03-31
CIK 1726173

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
DOCUMENTS INCORPORATED BY REFERENCE
None

Page

PART IV

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings”, “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022 (the “Original Filing”), to include separate audited financial statements of The Lion Fund II, L.P. (the “Lion Fund II”) pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”) in Part IV, Item 15. The audited financial statements of the Lion Fund II (the “Lion Fund II Financial Statements”) were not available at the time of the Original Filing. In accordance with Rule 3-09(b)(2), the Lion Fund II Financial Statements are being filed as an amendment to the Original Filing within 90 days after the end of the Lion Fund II’s fiscal year.

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

Item 15. Exhibits and Financial Statement Schedules

INDEPENDENT AUDITORS’ REPORT

To the Partners of The Lion Fund II, L.P.
San Antonio, Texas

Opinion

We have audited the financial statements of The Lion Fund II, L.P. (a Delaware Limited Partnership) (the “Fund”), which comprise the statement of assets and liabilities as of December 31, 2021 and 2020, and the related statements of operations, changes in partners’ capital, and cash flows for the years ended, December 31, 2021, 2020, and 2019 and the related notes to the financial statements (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of The Lion Fund II as of December 31, 2021 and 2020, and the results of its operations, changes in partners’ capital, and its cash flows for the years then ended December 31, 2021, 2020, and 2019 in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued.

Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:
•Exercise professional judgment and maintain professional skepticism throughout the audit.

•Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.
•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.
•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.
•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 31, 2022

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF ASSETS AND LIABILITIES

	December 31, 2021	December 31, 2020
ASSETS:
Investments in securities — at fair value	$534,365,480	$460,785,669
Cash and cash equivalents	29,656,370	105,877,306
Total assets	$564,021,850	$566,662,975

LIABILITIES:
Due to broker	$100,384,135	$—
Investments sold short — at fair value	29,922,480	23,554,440
Derivatives — at fair value	55,855	1,807,518
Accounts payable	54,313	91,413
Total liabilities	$130,416,783	$25,453,371

PARTNERS’ CAPITAL	$433,605,067	$541,209,604

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
INVESTMENT INCOME:
Dividends and interest	$4,508,351	$7,057,996	$31,829,049

EXPENSES:
Professional fees	44,000	185,413	187,220
Interest expense	820,530	1,103,146	7,039,956
Other expense	1,137	—	—

NET INVESTMENT INCOME	3,642,684	5,769,437	24,601,873

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains from investments	13,236,938	11,123,194	185,900,988
Net change in unrealized appreciation - investments	23,740,919	(66,724,702)	(131,898,804)

NET INCREASE (DECREASE) IN PARTNERS' CAPITAL RESULTING FROM OPERATIONS	$40,620,541	$(49,832,071)	$78,604,057

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	General Partner	Limited Partners	Total
PARTNERS' CAPITAL - December 31, 2018	$48,990,763	$649,989,427	$698,980,190
Capital contributions	—	40,000,000	40,000,000
Capital distributions	(14,135,000)	(159,425,000)	(173,560,000)
Net increase from operations	4,611,853	73,992,204	78,604,057
PARTNERS' CAPITAL - December 31, 2019	$39,467,616	$604,556,631	$644,024,247
Capital contributions	—	62,130,003	62,130,003
Capital distributions	(14,762,572)	(100,350,003)	(115,112,575)
Net decrease from operations	(6,156,302)	(43,675,769)	(49,832,071)
Performance fee	986,561	(986,561)	—
PARTNERS' CAPITAL - December 31, 2020	$19,535,303	$521,674,301	$541,209,604
Capital contributions	—	12,300,000	12,300,000
Capital distributions	(400,000)	(160,125,078)	(160,525,078)
Net increase from operations	1,507,875	39,112,666	40,620,541
Performance fee	—	—	—
PARTNERS' CAPITAL - December 31, 2021	$20,643,178	$412,961,889	$433,605,067

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in partners' capital resulting from operations	$40,620,541	$(49,832,071)	$78,604,057
Adjustments to reconcile net increase (decrease) in partners' capital resulting from operations to net cash provided by operating activities:
Net realized gains from investments	(13,236,938)	(11,123,194)	(185,900,988)
Net change in unrealized appreciation - investments	(23,740,919)	66,724,702	131,898,804
Proceeds from sale of investments	44,804,123	106,114,804	416,063,175
Purchases of investments in securities	(76,789,700)	(116,304,051)	(28,386,587)
Amortization of loan origination fees	—	—	327,181
Changes in due to broker	100,384,135	—	—
Changes in interest payable	—	(370,215)	(483,427)
Changes in receivables	—	19,889,744	(19,889,744)
Changes in accounts payable	(37,100)	49,413	(107,987)

Net cash provided by operating activities	72,004,142	15,149,132	392,124,484

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	12,300,000	62,130,003	40,000,000
Distributions to partners	(160,525,078)	(103,910,003)	(183,560,000)
Payments of long-term debt	—	(112,000,000)	(88,000,000)

Net cash used in financing activities	(148,225,078)	(153,780,000)	(231,560,000)

NET INCREASE (DECREASE) IN CASH	(76,220,936)	(138,630,868)	160,564,484

CASH and CASH EQUIVALENTS - Beginning of year	105,877,306	244,508,174	83,943,690

CASH and CASH EQUIVALENTS - End of year	$29,656,370	$105,877,306	$244,508,174

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2021:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Diversified:
Biglari Holdings Inc. Class A common stock (13.4%)	83,465	$58,008,175
Biglari Holdings Inc. Class B common stock (29.3%)	890,272	126,926,079
Restaurant:
Cracker Barrel Old Country Store, Inc. (59.3%)	2,000,000	257,280,000
Financial:
Berkshire Hathaway Class A common stock (10.4%)	100	45,066,200
Other securities (10.9%)		47,085,026

TOTAL SECURITIES OWNED (cost $602,113,996) (123.2%)		$534,365,480

As of December 31, 2021, The Lion Fund II, L.P. held $29,922,480 (6.9%) in short positions tied to its arbitrage operation.

Percentages shown are computed based on the classification value compared to partners' capital at December 31, 2021.

AS OF DECEMBER 31, 2020:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Diversified:
Biglari Holdings Inc. Class A common stock (8.3%)	76,707	$44,873,595
Biglari Holdings Inc. Class B common stock (16.8%)	816,360	90,779,232
Restaurant:
Cracker Barrel Old Country Store, Inc. (48.8%)	2,000,000	263,840,000
Financial:
Berkshire Hathaway Class A common stock (8.0%)	125	43,476,875
Other securities (3.3%)		17,815,967

TOTAL SECURITIES OWNED (cost $560,617,885) (85.1%)		$460,785,669

As of December 31, 2020, The Lion Fund II, L.P. held $23,554,440 (4.4%) in short positions tied to its arbitrage operation.

Percentages shown are computed based on the classification value compared to partners' capital at December 31, 2020.

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

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
There were neither liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax returns. The Fund has reviewed open tax years and has concluded that there is no significant tax liability resulting from uncertain tax provisions. 2020, 2019 and 2018 remain open for both federal and state jurisdictions.
Cash and Cash Equivalents — Any highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents. The cash and cash equivalent balances as of December 31, 2021 and 2020 represent cash held by the custodians of the Fund’s investments.
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
Due to Broker — Due to broker represents margin debit balances.
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
3.RELATED-PARTY TRANSACTIONS
The General Partner is entitled to receive a performance reallocation of 25% of the increase in net assets annually. This reallocation is subject to a 6% performance hurdle rate that the Fund’s performance must exceed in order for the General Partner to be entitled to such reallocation. Additionally, this reallocation is subject to a high-water mark provision. The General Partner did not earn a performance reallocation during 2021. The General Partner earned a performance reallocation of $986,561 during 2020.
Sardar Biglari is the Chairman, Chief Executive Officer and sole owner of the General Partner. Mr. Biglari is also the Chairman and Chief Executive Officer of Biglari Holdings Inc. (“Biglari Holdings”). Biglari Holdings is a limited partner in the Fund and is subject to a performance reallocation.
During 2021, the Fund purchased 6,758 shares of Biglari Holdings Class A common stock and 73,912 shares of Biglari Holdings Class B common stock. The Fund did not distribute any shares of Biglari Holdings Class A common stock or Biglari Holdings Class B common stock to the General Partner during 2021. During 2020, the Fund purchased 5,770 shares of Biglari Holdings Class A common stock and 106,983 shares of Biglari Holdings Class B common stock. Also during 2020, the Fund distributed 1,684 shares of Biglari Holdings Class A common stock and 16,841 shares of Biglari Holdings Class B common stock to the General Partner. There were no purchases or distributions of Biglari Holdings common stock in 2019.
The General Partner of the Fund also serves as the General Partner of The Lion Fund, L.P. The Lion Fund, L.P. is a limited partner in the Fund and is not subject to a performance reallocation.

4.FAIR VALUE MEASUREMENTS
Exchange-listed securities are valued at the last sale price on the principal exchange on which they are traded.

Level 1 securities in accordance with the GAAP established fair value hierarchy are based on unadjusted quoted prices in active markets for identical assets and liabilities. As of December 31, 2021 and 2020, total securities were $534,365,480 and $460,785,669, respectively. As of December 31, 2021 and 2020, derivative balances were liabilities of $55,855 and $1,807,518, respectively. As of December 31, 2021 and 2020, short positions were liabilities of $29,922,480 and $23,554,440, respectively. The securities, derivatives and short positions are classified as Level 1 inputs within the GAAP established hierarchy.
5.SUBSEQUENT EVENTS
We have evaluated subsequent events for recognition or disclosure through the time of issuance of these financial statements on March 31, 2022.
6.FINANCIAL HIGHLIGHTS

	2021	2020	2019

Total return before performance reallocation	7.43%	(6.73)%	11.99%
Performance reallocation	0.00	(0.18)	0.00
Total return after performance reallocation	7.43%	(6.91)%	11.99%

Supplemental Data

	2021	2020	2019

Annual gross partnership return	9.91%	(7.92)%	12.93%
Annual net partnership return	9.70%	(8.13)%	11.84%
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

	2021	2020	2019
Ratio to average partners' capital:
Expenses before performance reallocation	0.18%	0.26%	1.01%
Performance reallocation	0.00	0.21	0.00
Expenses including performance reallocation	0.18%	0.47%	1.01%

Net investment income	0.74%	1.17%	3.45%

Average partners’ capital is determined using the Fund’s partners’ capital measured at the end of each month. The performance reallocation to the General Partner is not included in the net investment income ratio.
Expenses include accounting fees, interest and other expenses. Net investment income is computed as investment income from dividends and interest, less expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

BIGLARI HOLDINGS INC.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 2022.

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