Form 10-Q
period 2022-03-31
Biglari Holdings Inc.
filed 2022-05-06
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of May 3, 2022:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIGLARI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,777	$42,349
Investments	87,150	83,061
Receivables	22,427	28,508
Inventories	4,376	3,803
Other current assets	8,067	7,088
Total current assets	167,797	164,809
Property and equipment	347,609	349,351
Operating lease assets	40,540	42,538
Goodwill and other intangible assets	76,854	77,010
Investment partnerships	242,368	250,399
Other assets	10,686	10,700
Total assets	$885,854	$894,807

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$99,761	$100,467
Loss and loss adjustment expenses	14,443	14,609
Unearned premiums	11,875	11,667
Current portion of lease obligations	17,057	16,898
Total current liabilities	143,136	143,641
Lease obligations	101,156	104,479
Deferred taxes	41,763	46,533
Asset retirement obligations	10,520	10,389
Other liabilities	1,982	2,069
Total liabilities	298,557	307,111

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	381,788	381,788
Retained earnings	608,230	608,528
Accumulated other comprehensive loss	(2,138)	(1,907)
Treasury stock, at cost	(401,721)	(401,851)
Biglari Holdings Inc. shareholders’ equity	587,297	587,696
Total liabilities and shareholders’ equity	$885,854	$894,807
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	First Quarter
	2022	2021
	(Unaudited)
Revenues
Restaurant operations	$59,847	$69,954
Insurance premiums and other	15,079	14,619
Oil and gas	9,812	8,592
Licensing and media	634	1,123
	85,372	94,288
Cost and expenses
Restaurant cost of sales	35,352	45,616
Insurance losses and underwriting expenses	13,774	11,146
Oil and gas production costs	3,819	2,413
Licensing and media costs	953	480
Selling, general and administrative	16,224	15,540
Impairments	—	298
Depreciation, depletion, and amortization	7,871	7,178
Interest expense	1,412	2,741
	79,405	85,412
Other income
Investment gains	225	3,081
Investment partnership gains (losses)	(6,661)	81,766
Total other income (expenses)	(6,436)	84,847
Earnings (loss) before income taxes	(469)	93,723
Income tax expense (benefit)	(171)	22,016
Net earnings (loss)	$(298)	$71,707

Net earnings (loss) per equivalent Class A share *	$(0.98)	$223.29
*Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $(0.20) for the first quarter of 2022 and $44.66 for the first quarter of 2021.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	First Quarter
	2022	2021
	(Unaudited)
Net earnings (loss)	$(298)	$71,707
Foreign currency translation	(231)	(444)
Total comprehensive income (loss)	$(529)	$71,263
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Quarter
	2022	2021
	(Unaudited)
Operating activities
Net earnings (loss)	$(298)	$71,707
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation, depletion, and amortization	7,871	7,178
Provision for deferred income taxes	(4,750)	23,350
Asset impairments and other non-cash expenses	—	435
Gains on disposal of assets	(133)	(958)
Investment and investment partnership (gains) losses	6,436	(85,013)
Distributions from investment partnerships	4,500	150,570
Changes in receivables, inventories and other assets	4,633	1,924
Changes in accounts payable and accrued expenses	2,833	(3,895)
Net cash provided by operating activities	21,092	165,298
Investing activities
Capital expenditures	(9,293)	(7,447)
Proceeds from property and equipment disposals	109	2,749
Purchases of limited partner interests	(3,000)	(3,000)
Purchases of investments	(50,086)	(16,724)
Sales of investments and redemptions of fixed maturity securities	46,193	15,642
Net cash used in investing activities	(16,077)	(8,780)
Financing activities
Principal payments on long-term debt	—	(149,952)
Principal payments on direct financing lease obligations	(1,564)	(2,609)
Net cash used in financing activities	(1,564)	(152,561)
Effect of exchange rate changes on cash	(23)	(22)
Increase in cash, cash equivalents and restricted cash	3,428	3,935
Cash, cash equivalents and restricted cash at beginning of year	43,687	29,666
Cash, cash equivalents and restricted cash at end of first quarter	$47,115	$33,601

	First Quarter
	2022	2021
	(Unaudited)
Cash and cash equivalents	$45,777	$28,438
Restricted cash in other long-term assets	1,338	5,163
Cash, cash equivalents and restricted cash at end of first quarter	$47,115	$33,601
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2021	$1,138	$381,788	$608,528	$(1,907)	$(401,851)	$587,696
Net earnings (loss)			(298)			(298)
Other comprehensive loss				(231)		(231)
Adjustment to treasury stock for holdings in investment partnerships					130	130
Balance at March 31, 2022	$1,138	$381,788	$608,230	$(2,138)	$(401,721)	$587,297

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2020	$1,138	$381,788	$573,050	$(1,531)	$(389,617)	$564,828
Net earnings (loss)			71,707			71,707
Other comprehensive loss				(444)		(444)
Adjustment to treasury stock for holdings in investment partnerships					3,049	3,049
Balance at March 31, 2021	$1,138	$381,788	$644,757	$(1,975)	$(386,568)	$639,140
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(dollars in thousands, except share and per share data)
Note 1. Summary of Significant Accounting Policies
Description of Business
The accompanying unaudited consolidated financial statements of Biglari Holdings Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal recurring adjustments. The results for the interim periods shown are not necessarily indicative of results for the entire fiscal year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021.
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
As of March 31, 2022, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.3% of the economic interest and approximately 70.4% of the voting interest.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Steak n Shake Inc., Western Sizzlin Corporation, First Guard Insurance Company, Maxim Inc., Southern Pioneer Property & Casualty Insurance Company, and Southern Oil Company. Intercompany accounts and transactions have been eliminated in consolidation.
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
The following table presents shares authorized, issued and outstanding on March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

Note 2. Earnings Per Share (continued)
The Company has applied the “two-class method” of computing earnings per share as prescribed in Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”. The equivalent Class A common stock applied for computing earnings per share excludes the proportional shares of Biglari Holdings’ stock held by the investment partnerships. In the tabulation below is the equivalent Class A common stock for earnings per share. There are no dilutive securities outstanding.

	March 31, 2022	March 31, 2021
Equivalent Class A common stock outstanding	620,592	620,592
Proportional ownership of Company stock held by investment partnerships	316,020	299,453
Equivalent Class A common stock for earnings per share	304,572	321,139
Note 3. Investments
Investments net of deferred taxes is presented below.

	March 31, 2022	December 31, 2021
Investments	$87,150	$83,061
Deferred tax liability related to investments	(607)	(845)
Investments net of deferred taxes	$86,543	$82,216
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

Investment gains for the first quarter of 2022 and 2021 were $225 and $3,081, respectively.
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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2021	$474,201	$223,802	$250,399
Investment partnership gains (losses)	(909)	5,752	(6,661)
Distributions (net of contributions)	(1,500)		(1,500)
Changes in proportionate share of Company stock held		(130)	130
Partnership interest at March 31, 2022	$471,792	$229,424	$242,368

Note 4. Investment Partnerships (continued)

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2020	$590,926	$171,376	$419,550
Investment partnership gains (losses)	110,918	29,152	81,766
Distributions (net of contributions)	(147,570)		(147,570)
Changes in proportionate share of Company stock held		(3,049)	3,049
Partnership interest at March 31, 2021	$554,274	$197,479	$356,795
The carrying value of the investment partnerships net of deferred taxes is presented below.

	March 31, 2022	December 31, 2021
Carrying value of investment partnerships	$242,368	$250,399
Deferred tax liability related to investment partnerships	(39,516)	(44,532)
Carrying value of investment partnerships net of deferred taxes	$202,852	$205,867
The Company’s proportionate share of Company stock held by investment partnerships at cost was $401,721 and $401,851 at March 31, 2022 and December 31, 2021, respectively, and was recorded as treasury stock.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	First Quarter
	2022	2021
Gains (losses) from investment partnerships	$(6,661)	$81,766
Tax expense (benefit)	(1,860)	19,117
Contribution to net earnings	$(4,801)	$62,649
On December 31 of each year, the general partner of the investment partnerships, Biglari Capital Corp., will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. The total incentive reallocation from Biglari Holdings to Biglari Capital Corp. includes gains on the Company’s common stock. Gains and losses on the Company’s common stock and the related incentive reallocations are eliminated in our financial statements.
There were no incentive reallocations from Biglari Holdings to Biglari Capital Corp. during the first quarters of 2022 and 2021.

Note 4. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of March 31, 2022	$123,634	$533,454
Total liabilities as of March 31, 2022	$20,162	$101,230
Revenue for the first quarter of 2022	$969	$(1,249)
Earnings for the first quarter of 2022	$926	$(1,581)
Biglari Holdings’ ownership interest as of March 31, 2022	62.5%	93.9%

Total assets as of December 31, 2021	$114,749	$564,022
Total liabilities as of December 31, 2021	$7,763	$130,417
Revenue for the first quarter of 2021	$18,016	$105,347
Earnings for the first quarter of 2021	$17,998	$105,274
Biglari Holdings’ ownership interest as of March 31, 2021	61.3%	94.0%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	March 31, 2022	December 31, 2021
Land	$144,605	$144,605
Buildings	149,162	148,605
Land and leasehold improvements	147,355	147,349
Equipment	225,955	224,581
Oil and gas properties	74,150	74,147
Construction in progress	4,180	2,815
	745,407	742,102
Less accumulated depreciation, depletion, and amortization	(397,798)	(392,751)
Property and equipment, net	$347,609	$349,351
Depletion expense related to oil and gas properties was $1,380 and $2,244 during the first quarter of 2022 and 2021, respectively.
The Company recorded an impairment to restaurant long-lived assets of $298 in the first quarter of 2021 related to underperforming stores. The fair value of the long-lived assets was determined based on Level 3 inputs using a discounted cash flow model and quoted prices for the properties. There were no impairments in 2022.
Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

Note 6. Goodwill and Other Intangible Assets (continued)
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2021	$53,547
Change in foreign exchange rates during the first quarter of 2022	(12)
Goodwill at March 31, 2022	$53,535

We evaluate goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. GAAP allows entities testing for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. We use both qualitative and quantitative assessments. The valuation methodology and underlying financial information included in our quantitative determination of fair value require significant management judgments. We use both market and income approaches to derive fair value of reporting units utilizing a quantitative assessment. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment was recorded in the first quarter of 2022 or 2021. Western Sizzlin has experienced a decline in its franchised units for several years. If Western Sizzlin’s franchised units continue to decline, an impairment of its goodwill may be necessary.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2021	$15,876	$7,587	$23,463
Change in foreign exchange rates during the first quarter of 2022	—	(144)	(144)
Balance at March 31, 2022	$15,876	$7,443	$23,319
Intangible assets with indefinite lives consist of trade names and lease rights. Fair values were determined using Level 3 inputs and available market data.
Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	First Quarter
	2022	2021
Net sales	$38,216	$54,950
Franchise partner fees	15,624	7,853
Franchise royalties and fees	5,146	5,135
Other	861	2,016
	$59,847	$69,954
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

Note 7. Restaurant Operations Revenues (continued)
The Company leases or subleases property and equipment to franchise partners under lease arrangements. Both real estate and equipment rental payments are charged to franchise partners and are recognized in accordance with ASC 842, “Leases”. During the first quarter of 2022 and 2021, restaurant operations recognized $4,774 and $2,900, respectively, in franchise partner fees related to rental income.
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
Other Revenue
Restaurant operations sells gift cards to customers which can be redeemed for retail food sales within our stores. Gift cards are recorded as a liability when issued and are subsequently recorded as net sales upon redemption. Restaurant operations estimates breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as other revenue in proportion to the rate of gift card redemptions by vintage.
Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	March 31, 2022	December 31, 2021
Accounts payable	$34,946	$36,684
Gift card and other marketing	17,548	19,244
Insurance accruals	5,108	6,428
Salaries, wages and vacation	6,570	5,905
Deferred revenue	8,194	6,683
Taxes payable	16,038	11,392
Professional fees	7,969	11,731
Other	3,388	2,400
Accounts payable and accrued expenses	$99,761	$100,467

Note 9. Notes Payable
Steak n Shake Credit Facility
On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan was scheduled to mature on March 19, 2021. The Company repaid the balance of Steak n Shake’s term facility on February 19, 2021.

Note 10. Lease Assets and Obligations
Lease obligations include the following.

Current portion of lease obligations	March 31, 2022	December 31, 2021
Finance lease liabilities	$1,318	$1,414
Finance obligations	5,029	4,944
Operating lease liabilities	10,710	10,540
Total current portion of lease obligations	$17,057	$16,898

Long-term lease obligations
Finance lease liabilities	$5,021	$5,347
Finance obligations	62,327	63,119
Operating lease liabilities	33,808	36,013
Total long-term lease obligations	$101,156	$104,479
Nature of Leases
Steak n Shake and Western Sizzlin operate restaurants that are located on sites owned by us and leased from third parties. In addition, they own sites and lease sites from third parties that are leased and/or subleased to franchise partners and franchisees.
Lease Costs
A significant portion of our operating and finance lease portfolio includes restaurant locations. We recognize fixed lease expense for operating leases on a straight-line basis over the lease term. For finance leases, we recognize amortization expense on the right-of-use asset and interest expense on the lease liability over the lease term.
Total lease cost consists of the following.

	First Quarter
	2022	2021
Finance lease costs:
Amortization of right-of-use assets	$363	$419
Interest on lease liabilities	115	147
Operating and variable lease costs	3,612	3,765
Sublease income	(4,069)	(2,655)
Total lease costs	$21	$1,676
Supplemental cash flow information related to leases is as follows.

	First Quarter
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$421	$529
Operating cash flows from finance leases	$115	$132
Operating cash flows from operating leases	$3,067	$4,186

Note 10. Lease Assets and Obligations (continued)
Supplemental balance sheet information related to leases is as follows.

	March 31, 2022	December 31, 2021
Finance leases:
Property and equipment, net	$5,271	$5,634
Weighted-average lease terms and discount rates are as follows.

March 31, 2022
Weighted-average remaining lease terms:
Finance leases	4.91 years
Operating leases	4.99 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	6.9%
Maturities of lease liabilities as of March 31, 2022 are as follows.

Year	Operating Leases	Finance Leases
2022	$10,298	$1,298
2023	11,259	1,551
2024	9,433	1,534
2025	7,854	1,298
2026	5,203	959
After 2026	8,730	855
Total lease payments	52,777	7,495
Less interest	8,259	1,156
Total lease liabilities	$44,518	$6,339
Lease Income
The components of lease income are as follows.

	First Quarter
	2022	2021
Operating lease income	$4,724	$2,363
Variable lease income	313	849
Total lease income	$5,037	$3,212

Note 10. Lease Assets and Obligations (continued)
The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of March 31, 2022. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
2022	$582	$247
2023	371	247
2024	338	247
2025	273	255
2026	—	233
After 2026	—	753
Total future minimum receipts	$1,564	$1,982

Note 11. Accumulated Other Comprehensive Income
Accumulated other comprehensive income decreased $231 and $444 during the first quarters of 2022 and 2021, respectively. There were no reclassifications from accumulated other comprehensive loss to earnings during the first quarters of 2022 and 2021.  All changes in accumulated other comprehensive loss were due to foreign currency translation adjustments.
Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the first quarter of 2022 and a discrete effective tax rate method based on statutory tax rates for the first quarter of 2021. Our periodic effective income tax rate is affected by the relative mix of pretax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax benefit for the first quarter of 2022 was $171 compared to an income tax expense of $22,016 for the first quarter of 2021.  The variance in income taxes between 2022 and 2021 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pretax losses were $6,661 during the first quarter of 2022 compared to pretax gains of $81,766 during the first quarter of 2021.
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
The following methods and assumptions were used to determine the fair value of each class of the following assets recorded at fair value in the consolidated balance sheets:
Cash equivalents: Cash equivalents primarily consist of money market funds which are classified as Level 1 of the fair value hierarchy.
Equity securities: The Company’s investments in equity securities are classified as Levels 1 and 2 of the fair value hierarchy.
Bonds: The Company’s investments in bonds consist of both corporate and government debt. Bonds are classified as Level l or Level 2 of the fair value hierarchy.
Non-qualified deferred compensation plan investments: The assets of the non-qualified plan are set up in a rabbi trust. They represent mutual funds and publicly traded securities, each of which are classified as Level 1 of the fair value hierarchy.
Derivative instruments: Options related to equity securities are marked to market each reporting period and are classified as Level 2 of the fair value hierarchy depending on the instrument.

Note 14. Fair Value of Financial Assets (continued)
As of March 31, 2022 and December 31, 2021, the fair values of financial assets were as follows.

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$17,790	$—	$—	$17,790	$18,447	$—	$—	$18,447
Equity securities
Consumer goods	9,836	2,003	—	11,839	10,775	2,368	—	13,143
Insurance	134	—	—	134	6,513	—	—	6,513
Technology	2,878	—	—	2,878	2,887	—	—	2,887
Bonds
Government	66,413	—	—	66,413	54,584	—	—	54,584
Corporate	4,100	—	—	4,100	4,512	—	—	4,512
Options on equity securities	—	2,461	—	2,461	—	2,095	—	2,095
Non-qualified deferred compensation plan investments	1,528	—	—	1,528	1,607	—	—	1,607
Total assets at fair value	$102,679	$4,464	$—	$107,143	$99,325	$4,463	$—	$103,788
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

The Company paid Biglari Enterprises $2,100 in service fees during the first quarter of 2022 and 2021. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
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

Table of Content
Note 16. Business Segment Reporting (continued)

A disaggregation of our consolidated data for the first quarters of 2022 and 2021 is presented in the tables which follow.

	Revenue
	First Quarter
	2022	2021
Operating Businesses:
Restaurant Operations:
Steak n Shake	$57,753	$68,301
Western Sizzlin	2,094	1,653
Total Restaurant Operations	59,847	69,954

Insurance Operations:
Underwriting
First Guard	8,731	8,077
Southern Pioneer	5,438	5,613
Investment income and other	910	929
Total Insurance Operations	15,079	14,619

Southern Oil	9,812	8,592
Maxim	634	1,123
	$85,372	$94,288

Table of Content
Note 16. Business Segment Reporting (continued)

	Earnings (Losses) Before Income Taxes
	First Quarter
	2022	2021
Operating Businesses:
Restaurant Operations:
Steak n Shake	$4,198	$5,456
Western Sizzlin	232	92
Total Restaurant Operations	4,430	5,548

Insurance Operations:
Underwriting:
First Guard	732	2,131
Southern Pioneer	(337)	413
Investment income and other	969	693
Total Insurance Operations	1,364	3,237

Southern Oil	3,921	3,039
Maxim	(336)	623
Interest expense not allocated to segments	—	(1,121)
Total Operating Businesses	9,379	11,326

Corporate and other	(3,412)	(2,450)
Investment gains	225	3,081
Investment partnership gains (losses)	(6,661)	81,766

	$(469)	$93,723

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
As of March 31, 2022, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.3% of the economic interest and 70.4% of the voting interest.
Net earnings (loss) attributable to Biglari Holdings shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	First Quarter
	2022	2021
Operating businesses:
Restaurant	$3,262	$4,118
Insurance	1,044	2,531
Oil and gas	2,924	2,355
Brand licensing	(251)	480
Interest expense	—	(841)
Corporate and other	(2,651)	(1,999)
Total operating businesses	4,328	6,644
Investment gains	175	2,414
Investment partnership gains (losses)	(4,801)	62,649
	$(298)	$71,707
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 575 company-operated and franchise restaurants as of March 31, 2022.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2021	199	159	178	3	38	577
Corporate stores transitioned	(12)	12	—	—	—	—
Net restaurants opened (closed)	(3)	—	1	—	—	(2)
Total stores as of March 31, 2022	184	171	179	3	38	575

Total stores as of December 31, 2020	276	86	194	3	39	598
Corporate stores transitioned	(22)	22	—	—	—	—
Net restaurants opened (closed)	(1)	—	(5)	—	(1)	(7)
Total stores as of March 31, 2021	253	108	189	3	38	591
As of March 31, 2022, 40 of the 184 company-operated Steak n Shake stores were closed. We plan to refranchise a majority of our closed company-operated restaurants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurant operations are summarized below.

	First Quarter
	2022		2021
Revenue
Net sales	$38,216		$54,950
Franchise partner fees	15,624		7,853
Franchise royalties and fees	5,146		5,135
Other revenue	861		2,016
Total revenue	59,847		69,954

Restaurant cost of sales
Cost of food	10,960	28.7%	15,554	28.3%
Restaurant operating costs	20,032	52.4%	25,197	45.9%
Occupancy costs	4,360	11.4%	4,865	8.9%
Total cost of sales	35,352		45,616

Selling, general and administrative
General and administrative	8,650	14.5%	7,680	11.0%
Marketing	3,744	6.3%	4,623	6.6%
Other expenses	45	0.1%	(141)	(0.2)%
Total selling, general and administrative	12,439	20.8%	12,162	17.4%

Impairments	—		(298)
Depreciation and amortization	(6,214)		(4,710)
Interest on finance leases and obligations	(1,412)		(1,620)

Earnings (loss) before income taxes	4,430		5,548

Income tax expense (benefit)	1,168		1,430

Contribution to net earnings	$3,262		$4,118
Cost of food, restaurant operating costs, and occupancy costs are expressed as a percentage of net sales.
General and administrative, marketing and other expenses are expressed as a percentage of total revenue.

The novel coronavirus (“COVID-19”), declared a pandemic by the World Health Organization in March 2020, caused governments to impose restrictive measures to contain its spread. The COVID-19 pandemic adversely affected our restaurant operations and financial results. Our restaurants were required to close their dining rooms during the first quarter of 2020. The majority of Steak n Shake’s dining rooms were reopened during 2021, and in doing so a self-service model has been implemented.

Net sales for 2022 were $38,216, representing a decrease of $16,734 or 30.5% compared to 2021. The decrease in revenue of company-owned restaurants is primarily due to the shift of company units to franchise partner units. For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurant’s profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will continue to decline as we transition from company-operated units to a franchise partner units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Franchise partner fees were $15,624 during 2022, as compared to $7,853 during 2021. As of March 31, 2022, there were 171 franchise partner units, compared to 108 franchise partner units as of March 31, 2021. For a franchise partner to be awarded a restaurant, he or she must demonstrate the gold standard in service.

The franchise royalties and fees generated by the traditional franchising business were $5,146 during 2022, as compared to $5,135 during 2021.

The cost of food in 2022 was $10,960 or 28.7% of net sales, as compared to $15,554 or 28.3% of net sales in 2021. The decrease in cost was due to a reduction in the number of company-operated stores. Restaurant operating costs during 2022 were $20,032 or 52.4% of net sales, as compared to $25,197 or 45.9% of net sales in 2021.

General and administrative costs increased by $970 in 2022 compared to 2021, primarily because of an increase in personnel costs. Marketing expenses were relatively flat as a percentage of total revenue in 2022 as compared to 2021.

The Company recorded impairment charges of $298 in the first quarter of 2021 related to underperforming stores. There were no impairments in 2022.
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
Underwriting results of our insurance operations are summarized below.

	First Quarter
	2022	2021
Underwriting gain attributable to:
First Guard	$732	$2,131
Southern Pioneer	(337)	413
Pretax underwriting gain	395	2,544
Income tax expense	83	534
Net underwriting gain	$312	$2,010

Earnings of our insurance operations are summarized below.

	First Quarter
	2022	2021
Premiums earned	$14,169	$13,690
Insurance losses	9,588	7,021
Underwriting expenses	4,186	4,125
Pretax underwriting gain	395	2,544
Other income and expenses
Investment income	213	166
Other income (expenses)	756	527
Total other income	969	693
Earnings before income taxes	1,364	3,237
Income tax expense	320	706
Contribution to net earnings	$1,044	$2,531

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

	First Quarter
	2022		2021
	Amount	%	Amount	%
Premiums earned	$8,731	100.0%	$8,077	100.0%

Insurance losses	6,188	70.9%	4,002	49.5%
Underwriting expenses	1,811	20.7%	1,944	24.1%
Total losses and expenses	7,999	91.6%	5,946	73.6%
Pretax underwriting gain	$732		$2,131

Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	First Quarter
	2022		2021
	Amount	%	Amount	%
Premiums earned	$5,438	100.0%	$5,613	100.0%

Insurance losses	3,400	62.5%	3,019	53.8%
Underwriting expenses	2,375	43.7%	2,181	38.9%
Total losses and expenses	5,775	106.2%	5,200	92.7%
Pretax underwriting gain (loss)	$(337)		$413
Insurance - Investment Income
A summary of net investment income attributable to our insurance operations follows.

	First Quarter
	2022	2021
Interest, dividends and other investment income:
First Guard	$74	$17
Southern Pioneer	139	149
Pretax investment income	213	166
Income tax expense	45	35
Net investment income	$168	$131
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

	First Quarter
	2022	2021
Oil and gas revenue	$9,812	$8,592
Oil and gas production costs	3,819	2,413
Depreciation, depletion and accretion	1,519	2,378
General and administrative expenses	553	762
Earnings before income taxes	3,921	3,039
Income tax expense	997	684
Contribution to net earnings	$2,924	$2,355
Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	First Quarter
	2022	2021
Licensing and media revenue	$634	$1,123

Licensing and media costs	953	480
General and administrative expenses	17	20
Earnings before income taxes	(336)	623
Income tax expense (benefit)	(85)	143
Contribution to net earnings	$(251)	$480
We acquired Maxim with the idea of transforming its business model.  The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.
Investment Gains and Investment Partnership Gains

Investment gains net of tax for the first quarter of 2022 and 2021 were $175 and $2,414, respectively. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Earnings (loss) from our investments in partnerships are summarized below.

	First Quarter
	2022	2021
Investment partnership gains (losses)	$(6,661)	$81,766
Tax expense (benefit)	(1,860)	19,117
Contribution to net earnings	$(4,801)	$62,649
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
Interest Expense
The Company’s interest expense is summarized below.

	First Quarter
	2022	2021
Interest expense on notes payable	$—	$1,121
Tax benefit	—	280
Interest expense net of tax	$—	$841
Steak n Shake’s term loan was scheduled to mature on March 19, 2021. The Company repaid Steak n Shake’s outstanding balance in full on February 19, 2021.
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses during the first quarter of 2022 were relatively flat compared to the same period during 2021.
Income Taxes
Income tax benefit for the first quarter of 2022 was $171 compared to an income tax expense of $22,016 for the first quarter of 2021. The variance in income taxes between 2022 and 2021 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pretax losses were $6,661 during the first quarter of 2022 compared to pretax gains of $81,766 during the first quarter of 2021.
Financial Condition
Consolidated cash and investments are summarized below.

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$45,777	$42,349
Investments	87,150	83,061
Fair value of interest in investment partnerships	471,792	474,201
Total cash and investments	604,719	599,611
Less: portion of Company stock held by investment partnerships	(229,424)	(223,802)
Carrying value of cash and investments on balance sheet	$375,295	$375,809
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity
Our balance sheet continues to maintain significant liquidity.  Consolidated cash flow activities are summarized below.

	First Quarter
	2022	2021
Net cash provided by operating activities	$21,092	$165,298
Net cash used in investing activities	(16,077)	(8,780)
Net cash used in financing activities	(1,564)	(152,561)
Effect of exchange rate changes on cash	(23)	(22)
Increase in cash, cash equivalents and restricted cash	$3,428	$3,935
Cash provided by operating activities was $21,092 during 2022 compared to $165,298 in 2021.  The decrease in cash provided by operating activities is mainly attributable to distributions from investment partnerships of $4,500 for 2022 and $150,570 for 2021. The distributions during 2021 were primarily used to repay Steak n Shake’s debt.
Cash used in investing activities during 2022 was $16,077 compared to $8,780 in 2021. Capital expenditures were $1,846 higher in 2022 compared to 2021. The increase in capital expenditures relates to Steak n Shake’s continued transformation to counter service. Proceeds from property disposals were $2,640 higher during 2021 compared to 2022. Purchases of investments, net of maturities and sales, were $2,811 higher during 2022 compared to 2021.
Cash used in financing activities was $150,997 higher in 2021 compared to 2022. The Company repaid Steak n Shake’s debt and made principal payments on direct financing lease obligations of $152,561 during 2021.
We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations and cash on hand. We continually review available financing alternatives.
Steak n Shake Credit Facility
On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan was scheduled to mature on March 19, 2021. The Company repaid the balance of Steak n Shake’s term facility on February 19, 2021.
Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our consolidated financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our consolidated financial statements will likely increase or decrease in the future as additional information becomes available.  There have been no material changes to critical accounting policies previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021.
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
We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Market prices for equity securities are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $32,952 along with a corresponding change in shareholders’ equity of approximately 4%.
We have had minimal exposure to foreign currency exchange rate fluctuations in the first quarters of 2022 and 2021.
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
Item 4.     Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of March 31, 2022.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information in response to this Item is included in Note 13 to the Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
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

Biglari Holdings Inc.

Date: May 6, 2022	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller