Form 10-Q
period 2022-06-30
Biglari Holdings Inc.
filed 2022-08-05
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Number of shares of common stock outstanding as of August 2, 2022:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIGLARI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,512	$42,349
Investments	71,771	83,061
Receivables	26,942	28,508
Inventories	3,458	3,803
Other current assets	7,744	7,088
Total current assets	150,427	164,809
Property and equipment	343,878	349,351
Operating lease assets	40,432	42,538
Goodwill and other intangible assets	76,379	77,010
Investment partnerships	151,753	250,399
Other assets	10,483	10,700
Total assets	$773,352	$894,807

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$94,176	$100,467
Loss and loss adjustment expenses	14,712	14,609
Unearned premiums	12,377	11,667
Current portion of lease obligations	17,019	16,898
Total current liabilities	138,284	143,641
Lease obligations	99,395	104,479
Deferred taxes	17,765	46,533
Asset retirement obligations	10,653	10,389
Other liabilities	1,519	2,069
Total liabilities	267,616	307,111

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	381,788	381,788
Retained earnings	534,450	608,528
Accumulated other comprehensive loss	(3,159)	(1,907)
Treasury stock, at cost	(408,481)	(401,851)
Biglari Holdings Inc. shareholders’ equity	505,736	587,696
Total liabilities and shareholders’ equity	$773,352	$894,807
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	Second Quarter		First Six Months
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$60,324	$67,326	$120,171	$137,280
Insurance premiums and other	16,354	14,387	31,433	29,006
Oil and gas	14,440	8,365	24,252	16,957
Licensing and media	1,249	709	1,883	1,832
	92,367	90,787	177,739	185,075
Cost and expenses
Restaurant cost of sales	35,955	41,987	71,307	87,603
Insurance losses and underwriting expenses	13,793	9,915	27,567	21,061
Oil and gas production costs	3,843	2,494	7,662	4,907
Licensing and media costs	677	389	1,630	869
Selling, general and administrative	16,582	18,419	32,806	33,959
Impairments	20	261	20	559
Depreciation, depletion, and amortization	7,800	7,379	15,671	14,557
Interest expense on leases	1,385	1,537	2,797	3,157
Interest expense on note payable	—	—	—	1,121
	80,055	82,381	159,460	167,793
Other income
Investment gains (losses)	(3,560)	(1,150)	(3,335)	1,931
Investment partnership gains (losses)	(105,241)	(34,191)	(111,902)	47,575
Total other income (expenses)	(108,801)	(35,341)	(115,237)	49,506
Earnings (loss) before income taxes	(96,489)	(26,935)	(96,958)	66,788
Income tax expense (benefit)	(22,709)	(6,198)	(22,880)	15,818
Net earnings (loss)	$(73,780)	$(20,737)	$(74,078)	$50,970

Net earnings (loss) per equivalent Class A share *	$(244.37)	$(64.04)	$(244.29)	$158.06
*Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $(48.87) and $(48.86) for the second quarter and first six months of 2022, respectively, and $(12.81) and $31.61 for the second quarter and first six months of 2021, respectively.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Second Quarter		First Six Months
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net earnings (loss)	$(73,780)	$(20,737)	$(74,078)	$50,970
Foreign currency translation	(1,021)	115	(1,252)	(329)
Total comprehensive income (loss)	$(74,801)	$(20,622)	$(75,330)	$50,641
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Six Months
	2022	2021
	(Unaudited)
Operating activities
Net earnings (loss)	$(74,078)	$50,970
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation, depletion, and amortization	15,671	14,557
Provision for deferred income taxes	(28,688)	19,598
Asset impairments and other non-cash expenses	20	696
Gains on disposal of assets	(165)	(592)
Investment and investment partnership (gains) losses	115,237	(49,957)
Distributions from investment partnerships	4,500	158,070
Changes in receivables, inventories and other assets	1,290	2,037
Changes in accounts payable and accrued expenses	417	(8,171)
Net cash provided by operating activities	34,204	187,208
Investing activities
Capital expenditures	(16,413)	(26,838)
Proceeds from property and equipment disposals	109	2,749
Purchases of limited partner interests	(19,386)	(4,800)
Purchases of investments	(78,142)	(60,123)
Sales of investments and redemptions of fixed maturity securities	81,013	56,173
Net cash used in investing activities	(32,819)	(32,839)
Financing activities
Principal payments on long-term debt	—	(149,952)
Principal payments on direct financing lease obligations	(3,134)	(3,184)
Net cash used in financing activities	(3,134)	(153,136)
Effect of exchange rate changes on cash	(88)	(24)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,837)	1,209
Cash, cash equivalents and restricted cash at beginning of year	43,687	29,666
Cash, cash equivalents and restricted cash at end of second quarter	$41,850	$30,875

	First Six Months
	2022	2021
	(Unaudited)
Cash and cash equivalents	$40,512	$28,212
Restricted cash in other long-term assets	1,338	2,663
Cash, cash equivalents and restricted cash at end of second quarter	$41,850	$30,875
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2021	$1,138	$381,788	$608,528	$(1,907)	$(401,851)	$587,696
Net earnings (loss)			(298)			(298)
Other comprehensive loss				(231)		(231)
Adjustment to treasury stock for holdings in investment partnerships					130	130
Balance at March 31, 2022	$1,138	$381,788	$608,230	$(2,138)	$(401,721)	$587,297
Net earnings (loss)			(73,780)			(73,780)
Other comprehensive loss				(1,021)		(1,021)
Adjustment to treasury stock for holdings in investment partnerships					(6,760)	(6,760)
Balance at June 30, 2022	$1,138	$381,788	$534,450	$(3,159)	$(408,481)	$505,736

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2020	$1,138	$381,788	$573,050	$(1,531)	$(389,617)	$564,828
Net earnings (loss)			71,707			71,707
Other comprehensive loss				(444)		(444)
Adjustment to treasury stock for holdings in investment partnerships					3,049	3,049
Balance at March 31, 2021	$1,138	$381,788	$644,757	$(1,975)	$(386,568)	$639,140
Net earnings (loss)			(20,737)			(20,737)
Other comprehensive income				115		115
Adjustment to treasury stock for holdings in investment partnerships					(5,026)	(5,026)
Balance at June 30, 2021	$1,138	$381,788	$624,020	$(1,860)	$(391,594)	$613,492
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
As of June 30, 2022, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.3% of the economic interest and approximately 70.4% of the voting interest.

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
On June 8, 2022, The Lion Fund II, L.P. transferred 83,465 shares of Biglari Holdings’ Class A common stock and 890,272 shares of Biglari Holdings’ Class B common stock to The Lion Fund, L.P.
The following table presents shares authorized, issued and outstanding on June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

Note 2. Earnings Per Share (continued)
The Company has applied the “two-class method” of computing earnings per share as prescribed in Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”. The equivalent Class A common stock applied for computing earnings per share excludes the proportional shares of Biglari Holdings’ stock held by the investment partnerships. In the tabulation below is the weighted average equivalent Class A common stock for earnings per share. There are no dilutive securities outstanding.

	Second Quarter		First Six Months
	2022	2021	2022	2021
Equivalent Class A common stock outstanding	620,592	620,592	620,592	620,592
Proportional ownership of Company stock held by investment partnerships	318,674	296,781	317,354	298,110
Equivalent Class A common stock for earnings per share	301,918	323,811	303,238	322,482
Note 3. Investments
Investments net of deferred taxes is presented below.

	June 30, 2022	December 31, 2021
Investments	$71,771	$83,061
Deferred tax liability related to investments	(85)	(845)
Investments net of deferred taxes	$71,686	$82,216
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

Investment losses for the second quarter and first six months of 2022 were $3,560 and $3,335, respectively. Investment losses in the second quarter of 2021 were $1,150 and investment gains in the first six months of 2021 were $1,931.
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

Note 4. Investment Partnerships (continued)

The fair value and adjustment for Company common stock held by the investment partnerships to determine the carrying value of our partnership interest are presented below.

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2021	$474,201	$223,802	$250,399
Investment partnership gains (losses)	(144,748)	(32,846)	(111,902)
Contributions (net of distributions)	19,886		19,886
Changes in proportionate share of Company stock held		6,630	(6,630)
Partnership interest at June 30, 2022	$349,339	$197,586	$151,753

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2020	$590,926	$171,376	$419,550
Investment partnership gains (losses)	114,286	66,711	47,575
Distributions (net of contributions)	(153,270)		(153,270)
Changes in proportionate share of Company stock held		1,977	(1,977)
Partnership interest at June 30, 2021	$551,942	$240,064	$311,878
The carrying value of the investment partnerships net of deferred taxes is presented below.

	June 30, 2022	December 31, 2021
Carrying value of investment partnerships	$151,753	$250,399
Deferred tax liability related to investment partnerships	(15,784)	(44,532)
Carrying value of investment partnerships net of deferred taxes	$135,969	$205,867
The Company’s proportionate share of Company stock held by investment partnerships at cost was $408,481 and $401,851 at June 30, 2022 and December 31, 2021, respectively, and was recorded as treasury stock.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Second Quarter		First Six Months
	2022	2021	2022	2021
Gains (losses) from investment partnerships	$(105,241)	$(34,191)	$(111,902)	$47,575
Tax expense (benefit)	(24,894)	(7,996)	(26,754)	11,121
Contribution to net earnings (loss)	$(80,347)	$(26,195)	$(85,148)	$36,454
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
There were no incentive reallocations from Biglari Holdings to Biglari Capital Corp. during the first six months of 2022 and 2021.

Note 4. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of June 30, 2022	$251,812	$221,118
Total liabilities as of June 30, 2022	$13,235	$67,093
Revenue for the first six months of 2022	$(43,115)	$(119,441)
Earnings for the first six months of 2022	$(43,237)	$(120,132)
Biglari Holdings’ ownership interest as of June 30, 2022	87.9%	88.9%

Total assets as of December 31, 2021	$114,749	$564,022
Total liabilities as of December 31, 2021	$7,763	$130,417
Revenue for the first six months of 2021	$31,297	$100,466
Earnings for the first six months of 2021	$31,260	$100,192
Biglari Holdings’ ownership interest as of June 30, 2021	61.3%	94.0%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	June 30, 2022	December 31, 2021
Land	$144,205	$144,605
Buildings	149,240	148,605
Land and leasehold improvements	147,679	147,349
Equipment	225,402	224,581
Oil and gas properties	74,379	74,147
Construction in progress	4,773	2,815
	745,678	742,102
Less accumulated depreciation, depletion, and amortization	(401,800)	(392,751)
Property and equipment, net	$343,878	$349,351
Depletion expense related to oil and gas properties was $2,772 and $4,551 during the first six months of 2022 and 2021, respectively.
The Company recorded an impairment to restaurant long-lived assets of $559 in the first six months of 2021 related to underperforming stores. The fair value of the long-lived assets was determined based on Level 3 inputs using a discounted cash flow model and quoted prices for the properties. There were no impairments of property and equipment in 2022.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2021	$53,547
Change in foreign exchange rates during the first six months of 2022	(48)
Goodwill at June 30, 2022	$53,499

We evaluate goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. GAAP allows entities testing for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. We use both qualitative and quantitative assessments. The valuation methodology and underlying financial information included in our quantitative determination of fair value require significant management judgments. We use both market and income approaches to derive fair value of reporting units utilizing a quantitative assessment. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment was recorded in the first six months of 2022 or 2021. Western Sizzlin has experienced a decline in its franchised units for several years. If Western Sizzlin’s franchised units continue to decline, an impairment of its goodwill may be necessary.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2021	$15,876	$7,587	$23,463
Impairment to lease rights	—	(20)	(20)
Change in foreign exchange rates during the first six months of 2022	—	(563)	(563)
Balance at June 30, 2022	$15,876	$7,004	$22,880
Intangible assets with indefinite lives consist of trade names and lease rights. Fair values were determined using Level 3 inputs and available market data.
Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	Second Quarter		First Six Months
	2022	2021	2022	2021
Net sales	$37,681	$49,403	$75,897	$104,353
Franchise partner fees	16,425	12,383	32,049	20,236
Franchise royalties and fees	5,237	4,594	10,383	9,729
Other	981	946	1,842	2,962
	$60,324	$67,326	$120,171	$137,280
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

Note 7. Restaurant Operations Revenues (continued)
Franchise Partner Fees
Franchise partner fees are composed of up to 15% of sales as well as 50% of profits. We are therefore fully affected by the operating results of the business, unlike in a traditional franchising arrangement, where the franchisor obtains a royalty fee based on sales only. We generate most of our revenue from our share of the franchise partners’ profits. An initial franchise fee of ten thousand dollars is recognized during the year the operator becomes a franchise partner. The Company recognizes franchise partner fees monthly as underlying restaurant sales occur.
The Company leases or subleases property and equipment to franchise partners under lease arrangements. Both real estate and equipment rental payments are charged to franchise partners and are recognized in accordance with ASC 842, “Leases”. During the second quarter of 2022 and 2021, restaurant operations recognized $5,057 and $3,734, respectively, in franchise partner fees related to rental income. During the first six months ended June 30, 2022 and June 30, 2021, restaurant operations recognized $9,831 and $6,634, respectively, in franchise partner fees related to rental income.
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
Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	June 30, 2022	December 31, 2021
Accounts payable	$29,400	$36,684
Gift card and other marketing	16,887	19,244
Insurance accruals	6,120	6,428
Salaries, wages and vacation	6,127	5,905
Deferred revenue	6,549	6,683
Taxes payable	18,399	11,392
Professional fees	6,136	11,731
Other	4,558	2,400
Accounts payable and accrued expenses	$94,176	$100,467

Note 9. Notes Payable
Steak n Shake Credit Facility
On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan was scheduled to mature on March 19, 2021. The Company repaid the balance of Steak n Shake’s term facility on February 19, 2021.

Note 10. Lease Assets and Obligations
Lease obligations include the following.

Current portion of lease obligations	June 30, 2022	December 31, 2021
Finance lease liabilities	$1,232	$1,414
Finance obligations	5,043	4,944
Operating lease liabilities	10,744	10,540
Total current portion of lease obligations	$17,019	$16,898

Long-term lease obligations
Finance lease liabilities	$4,729	$5,347
Finance obligations	61,048	63,119
Operating lease liabilities	33,618	36,013
Total long-term lease obligations	$99,395	$104,479
Nature of Leases
Steak n Shake and Western Sizzlin operate restaurants that are located on sites owned by us or leased from third parties. In addition, they own sites and lease sites from third parties that are leased and/or subleased to franchise partners and franchisees.
Lease Costs
A significant portion of our operating and finance lease portfolio includes restaurant locations. We recognize fixed lease expense for operating leases on a straight-line basis over the lease term. For finance leases, we recognize amortization expense on the right-of-use asset and interest expense on the lease liability over the lease term.
Total lease cost consists of the following.

	Second Quarter		First Six Months
	2022	2021	2022	2021
Finance lease costs:
Amortization of right-of-use assets	$351	$382	$714	$801
Interest on lease liabilities	108	126	223	273
Operating and variable lease costs	3,593	3,413	7,205	7,178
Sublease income	(2,906)	(3,360)	(5,592)	(6,015)
Total lease costs	$1,146	$561	$2,550	$2,237
Supplemental cash flow information related to leases is as follows.

	First Six Months
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$800	$819
Operating cash flows from finance leases	$223	$258
Operating cash flows from operating leases	$6,266	$6,320

Note 10. Lease Assets and Obligations (continued)
Supplemental balance sheet information related to leases is as follows.

	June 30, 2022	December 31, 2021
Finance leases:
Property and equipment, net	$4,920	$5,634
Weighted-average lease terms and discount rates are as follows.

June 30, 2022
Weighted-average remaining lease terms:
Finance leases	4.75 years
Operating leases	5.04 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%
Maturities of lease liabilities as of June 30, 2022 are as follows.

Year	Operating Leases	Finance Leases
2022	$7,280	$812
2023	11,793	1,551
2024	9,868	1,534
2025	8,163	1,298
2026	5,543	959
After 2026	9,965	855
Total lease payments	52,612	7,009
Less interest	8,250	1,048
Total lease liabilities	$44,362	$5,961
Lease Income
The components of lease income recorded in restaurant operations are as follows.

	Second Quarter		First Six Months
	2022	2021	2022	2021
Operating lease income	$3,945	$2,913	$7,652	$5,276
Variable lease income	1,426	1,141	2,756	1,990
Total lease income	$5,371	$4,054	$10,408	$7,266

Note 10. Lease Assets and Obligations (continued)
The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of June 30, 2022. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
2022	$452	$124
2023	767	247
2024	503	247
2025	454	250
2026	134	247
After 2026	241	805
Total future minimum receipts	$2,551	$1,920

Note 11. Accumulated Other Comprehensive Income
Accumulated other comprehensive income decreased $1,021 and increased $115 during the second quarters of 2022 and 2021, respectively. During the first six months of 2022, accumulated other comprehensive income decreased by $1,252 and decreased by $329 in the first six months of 2021. There were no reclassifications from accumulated other comprehensive loss to earnings during the first six months of 2022 and 2021.  All changes in accumulated other comprehensive loss were due to foreign currency translation adjustments.
Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the first six months of 2022 and a discrete effective tax rate method based on statutory tax rates for the first six months of 2021. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax benefit for the second quarter of 2022 was $22,709 compared to an income tax benefit of $6,198 for the second quarter of 2021.  Income tax benefit for the first six months of 2022 was $22,880 compared to an income tax expense of $15,818 for the first six months of 2021. The variance in income taxes between 2022 and 2021 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pre-tax losses were $111,902 during the first six months of 2022 compared to pre-tax gains of $47,575 during the first six months of 2021.
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

Note 14. Fair Value of Financial Assets (continued)
As of June 30, 2022 and December 31, 2021, the fair values of financial assets were as follows.

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$15,887	$—	$—	$15,887	$18,447	$—	$—	$18,447
Equity securities
Consumer goods	16,680	1,242	—	17,922	10,775	2,368	—	13,143
Insurance	46	—	—	46	6,513	—	—	6,513
Technology	5,749	—	—	5,749	2,887	—	—	2,887
Bonds
Government	41,659	—	—	41,659	54,584	—	—	54,584
Corporate	3,860	—	—	3,860	4,512	—	—	4,512
Options on equity securities	—	3,221	—	3,221	—	2,095	—	2,095
Non-qualified deferred compensation plan investments	1,369	—	—	1,369	1,607	—	—	1,607
Total assets at fair value	$85,250	$4,463	$—	$89,713	$99,325	$4,463	$—	$103,788
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

The Company paid Biglari Enterprises $4,200 in service fees during the first six months of 2022 and 2021. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
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
A disaggregation of our consolidated data for the second quarters and first six months of 2022 and 2021 is presented in the tables which follow.

	Revenue
	Second Quarter		First Six Months
	2022	2021	2022	2021
Operating Businesses:
Restaurant Operations:
Steak n Shake	$57,742	$65,223	$115,495	$133,524
Western Sizzlin	2,582	2,103	4,676	3,756
Total Restaurant Operations	60,324	67,326	120,171	137,280

Insurance Operations:
Underwriting
First Guard	9,015	8,225	17,746	16,302
Southern Pioneer	6,211	5,350	11,649	10,963
Investment income and other	1,128	812	2,038	1,741
Total Insurance Operations	16,354	14,387	31,433	29,006

Southern Oil	14,440	8,365	24,252	16,957
Maxim	1,249	709	1,883	1,832
	$92,367	$90,787	$177,739	$185,075

Note 16. Business Segment Reporting (continued)

	Earnings (Losses) Before Income Taxes
	Second Quarter		First Six Months
	2022	2021	2022	2021
Operating Businesses:
Restaurant Operations:
Steak n Shake	$3,615	$3,236	$7,813	$8,692
Western Sizzlin	396	368	628	460
Total Restaurant Operations	4,011	3,604	8,441	9,152

Insurance Operations:
Underwriting:
First Guard	1,714	2,959	2,446	5,090
Southern Pioneer	(281)	701	(618)	1,114
Investment income and other	998	659	1,967	1,352
Total Insurance Operations	2,431	4,319	3,795	7,556

Southern Oil	8,421	3,026	12,342	6,065
Maxim	501	300	165	923
Interest expense not allocated to segments	—	—	—	(1,121)
Total Operating Businesses	15,364	11,249	24,743	22,575

Corporate and other	(3,052)	(2,843)	(6,464)	(5,293)
Investment gains (losses)	(3,560)	(1,150)	(3,335)	1,931
Investment partnership gains (losses)	(105,241)	(34,191)	(111,902)	47,575
	$(96,489)	$(26,935)	$(96,958)	$66,788

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
As of June 30, 2022, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.3% of the economic interest and 70.4% of the voting interest.
Net earnings (loss) attributable to Biglari Holdings shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	Second Quarter		First Six Months
	2022	2021	2022	2021
Operating businesses:
Restaurant	$3,006	$2,543	$6,268	$6,661
Insurance	1,859	3,386	2,903	5,917
Oil and gas	6,369	2,336	9,293	4,691
Brand licensing	375	225	124	705
Interest expense	—	—	—	(841)
Corporate and other	(2,237)	(2,124)	(4,888)	(4,123)
Total operating businesses	9,372	6,366	13,700	13,010
Investment gains	(2,805)	(908)	(2,630)	1,506
Investment partnership gains (losses)	(80,347)	(26,195)	(85,148)	36,454
	$(73,780)	$(20,737)	$(74,078)	$50,970
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 560 company-operated and franchise restaurants as of June 30, 2022.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2021	199	159	178	3	38	577
Corporate stores transitioned	(18)	18	—	—	—	—
Net restaurants opened (closed)	(5)	—	(12)	—	—	(17)
Total stores as of June 30, 2022	176	177	166	3	38	560

Total stores as of December 31, 2020	276	86	194	3	39	598
Corporate stores transitioned	(45)	45	—	—	—	—
Net restaurants opened (closed)	(1)	—	(8)	—	(1)	(10)
Total stores as of June 30, 2021	230	131	186	3	38	588
As of June 30, 2022, 41 of the 176 company-operated Steak n Shake stores were closed. We plan to refranchise a majority of our closed company-operated restaurants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurant operations are summarized below.

	Second Quarter				First Six Months
	2022		2021		2022		2021
Revenue
Net sales	$37,681		$49,403		$75,897		$104,353
Franchise partner fees	16,425		12,383		32,049		20,236
Franchise royalties and fees	5,237		4,594		10,383		9,729
Other revenue	981		946		1,842		2,962
Total revenue	60,324		67,326		120,171		137,280

Restaurant cost of sales
Cost of food	11,365	30.2%	14,727	29.8%	22,325	29.4%	30,281	29.0%
Restaurant operating costs	20,350	54.0%	22,058	44.6%	40,382	53.2%	47,255	45.3%
Occupancy costs	4,240	11.3%	5,202	10.5%	8,600	11.3%	10,067	9.6%
Total cost of sales	35,955		41,987		71,307		87,603

Selling, general and administrative
General and administrative	10,121	16.8%	10,481	15.6%	18,771	15.6%	18,161	13.2%
Marketing	3,087	5.1%	3,287	4.9%	6,831	5.7%	7,910	5.8%
Other expenses	(361)	(0.6)%	1,075	1.6%	(316)	(0.3)%	934	0.7%
Total selling, general and administrative	12,847	21.3%	14,843	22.0%	25,286	21.0%	27,005	19.7%

Impairments	(20)		(261)		(20)		(559)
Depreciation and amortization	(6,106)		(5,094)		(12,320)		(9,804)
Interest on finance leases and obligations	(1,385)		(1,537)		(2,797)		(3,157)

Earnings (loss) before income taxes	4,011		3,604		8,441		9,152

Income tax expense (benefit)	1,005		1,061		2,173		2,491

Contribution to net earnings (loss)	$3,006		$2,543		$6,268		$6,661
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

Net sales for the second quarter and first six months of 2022 were $37,681 and $75,897, respectively, representing a decrease of $11,722 or 23.7% and $28,456 or 27.3%, compared to the second quarter and first six months of 2021, respectively. The decrease in revenue of company-owned restaurants is primarily due to the shift of company units to franchise partner units. For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurant’s profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will continue to decline as we transition from company-operated units to franchise partner units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Franchise partner fees were $16,425 during the second quarter of 2022, as compared to $12,383 during the second quarter of 2021. Franchise partner fees were $32,049 and $20,236 during the first six months of 2022 and 2021, respectively. As of June 30, 2022, there were 177 franchise partner units, compared to 131 franchise partner units as of June 30, 2021. For a franchise partner to be awarded a restaurant, he or she must demonstrate the gold standard in service.

The franchise royalties and fees generated by the traditional franchising business were $5,237 during the second quarter of 2022, as compared to $4,594 during the second quarter of 2021. Franchise royalties and fees during the first six months of 2022 were $10,383 compared to $9,729 during the first six months of 2021.

The cost of food during the second quarter and first six months of 2022 was $11,365, or 30.2% of net sales, and $22,325, or 29.4% of net sales, respectively, as compared to $14,727, or 29.8% of net sales, and $30,281, or 29.0% of net sales, during the second quarter and first six months of 2021, respectively. The increase in cost of food as a percentage of net sales during 2022 compared to 2021 was attributable to higher commodity costs for Western Sizzlin. Steak n Shake’s cost of food as a percentage of net sales was unchanged.

Restaurant operating costs during the second quarter of 2022 were $20,350, or 54.0% of net sales, as compared to $22,058, or 44.6% of net sales, in the second quarter of 2021. Restaurant operating costs during the first six months of 2022 were $40,382, or 53.2% of net sales, as compared to $47,255, or 45.3% of net sales, in the first six months of 2021, respectively. The increase in restaurant operating costs as a percentage of net sales during 2022 compared to 2021 was primarily related to higher labor costs.

General and administrative costs during the second quarter and first six months of 2022 were $10,121 and $18,771, respectively, compared to $10,481 and $18,161 in the second quarter and first six months of 2021. The decrease in expenses during the second quarter of 2022 compared to 2021 was primarily because of lower legal and professional fees.

Marketing expenses during the second quarter and first six months of 2022 were $3,087 and $6,831, respectively, as compared $3,287 and $7,910 during the second quarter and first six months of 2021, respectively.

The Company recorded impairment charges of $20 in the second quarter and first six months of 2022. Impairment charges were $261 and $559 in the second quarter and first six months of 2021, respectively. Impairments during 2021 are related to underperforming stores.
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
Underwriting results of our insurance operations are summarized below.

	Second Quarter		First Six Months
	2022	2021	2022	2021
Underwriting gain (loss) attributable to:
First Guard	$1,714	$2,959	$2,446	$5,090
Southern Pioneer	(281)	701	(618)	1,114
Pre-tax underwriting gain	1,433	3,660	1,828	6,204
Income tax expense	301	769	384	1,303
Net underwriting gain	$1,132	$2,891	$1,444	$4,901

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings of our insurance operations are summarized below.

	Second Quarter		First Six Months
	2022	2021	2022	2021
Premiums earned	$15,226	$13,575	$29,395	$27,265
Insurance losses	9,244	6,362	18,832	13,383
Underwriting expenses	4,549	3,553	8,735	7,678
Pre-tax underwriting gain	1,433	3,660	1,828	6,204
Other income and expenses
Investment income	257	291	470	457
Other income (expenses)	741	368	1,497	895
Total other income	998	659	1,967	1,352
Earnings before income taxes	2,431	4,319	3,795	7,556
Income tax expense	572	933	892	1,639
Contribution to net earnings (loss)	$1,859	$3,386	$2,903	$5,917

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

	Second Quarter				First Six Months
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$9,015	100.0%	$8,225	100.0%	$17,746	100.0%	$16,302	100.0%

Insurance losses	5,465	60.6%	3,809	46.3%	11,653	65.7%	7,811	47.9%
Underwriting expenses	1,836	20.4%	1,457	17.7%	3,647	20.6%	3,401	20.9%
Total losses and expenses	7,301	81.0%	5,266	64.0%	15,300	86.3%	11,212	68.8%
Pre-tax underwriting gain	$1,714		$2,959		$2,446		$5,090

Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	Second Quarter				First Six Months
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$6,211	100.0%	$5,350	100.0%	$11,649	100.0%	$10,963	100.0%

Insurance losses	3,779	60.8%	2,553	47.7%	7,179	61.6%	5,572	50.8%
Underwriting expenses	2,713	43.7%	2,096	39.2%	5,088	43.7%	4,277	39.0%
Total losses and expenses	6,492	104.5%	4,649	86.9%	12,267	105.3%	9,849	89.8%
Pre-tax underwriting gain (loss)	$(281)		$701		$(618)		$1,114

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Insurance - Investment Income
A summary of net investment income attributable to our insurance operations follows.

	Second Quarter		First Six Months
	2022	2021	2022	2021
Interest, dividends and other investment income:
First Guard	$122	$13	$196	$30
Southern Pioneer	135	278	274	427
Pre-tax investment income	257	291	470	457
Income tax expense	54	61	99	96
Net investment income	$203	$230	$371	$361
We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Oil and Gas
Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico.  Earnings for Southern Oil are summarized below.

	Second Quarter		First Six Months
	2022	2021	2022	2021
Oil and gas revenue	$14,440	$8,365	$24,252	$16,957
Oil and gas production costs	3,843	2,494	7,662	4,907
Depreciation, depletion and accretion	1,534	2,191	3,053	4,569
General and administrative expenses	642	654	1,195	1,416
Earnings before income taxes	8,421	3,026	12,342	6,065
Income tax expense	2,052	690	3,049	1,374
Contribution to net earnings (loss)	$6,369	$2,336	$9,293	$4,691
Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	Second Quarter		First Six Months
	2022	2021	2022	2021
Licensing and media revenue	$1,249	$709	$1,883	$1,832

Licensing and media costs	677	389	1,630	869
General and administrative expenses	71	20	88	40
Earnings before income taxes	501	300	165	923
Income tax expense	126	75	41	218
Contribution to net earnings (loss)	$375	$225	$124	$705
We acquired Maxim with the idea of transforming its business model.  The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Investment Gains

Investment losses net of tax for the second quarter of 2022 and 2021 were $2,805 and $908, respectively. Investment losses net of tax for the first six months of 2022 were $2,630 compared to investment gains net of tax for the first six months of 2021 of $1,506. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Investment Partnership Gains
Earnings (loss) from our investments in partnerships are summarized below.

	Second Quarter		First Six Months
	2022	2021	2022	2021
Investment partnership gains (losses)	$(105,241)	$(34,191)	$(111,902)	$47,575
Tax expense (benefit)	(24,894)	(7,996)	(26,754)	11,121
Contribution to net earnings (loss)	$(80,347)	$(26,195)	$(85,148)	$36,454
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
Interest Expense
The Company’s interest expense is summarized below.

	Second Quarter		First Six Months
	2022	2021	2022	2021
Interest expense on notes payable	$—	$—	$—	$1,121
Tax benefit	—	—	—	280
Interest expense net of tax	$—	$—	$—	$841
Steak n Shake’s term loan was scheduled to mature on March 19, 2021. The Company repaid Steak n Shake’s outstanding balance in full on February 19, 2021.
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses during the second quarter and first six months of 2022 were relatively flat compared to the same period in 2021.
Income Taxes
Income tax benefit for the second quarter of 2022 was $22,709 compared to $6,198 for the second quarter of 2021. Income tax benefit for the first six months of 2022 was $22,880 compared to an income tax expense of $15,818 for the first six months of 2021. The variance in income taxes between 2022 and 2021 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pre-tax losses were $111,902 during the first six months of 2022 compared to pre-tax gains of $47,575 during the first six months of 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Condition
Consolidated cash and investments are summarized below.

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$40,512	$42,349
Investments	71,771	83,061
Fair value of interest in investment partnerships	349,339	474,201
Total cash and investments	461,622	599,611
Less: portion of Company stock held by investment partnerships	(197,586)	(223,802)
Carrying value of cash and investments on balance sheet	$264,036	$375,809
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.
Liquidity
Our balance sheet continues to maintain significant liquidity.  Consolidated cash flow activities are summarized below.

	First Six Months
	2022	2021
Net cash provided by operating activities	$34,204	$187,208
Net cash used in investing activities	(32,819)	(32,839)
Net cash used in financing activities	(3,134)	(153,136)
Effect of exchange rate changes on cash	(88)	(24)
Increase (decrease) in cash, cash equivalents and restricted cash	$(1,837)	$1,209
Cash provided by operating activities was $34,204 during 2022 compared to $187,208 in 2021.  The decrease in cash provided by operating activities is mainly attributable to distributions from investment partnerships of $4,500 for 2022 and $158,070 for 2021. The distributions during 2021 were primarily used to repay Steak n Shake’s debt.
Cash used in investing activities during 2022 was $32,819 compared to $32,839 in 2021. Capital expenditures were lower during 2022 by $10,425 compared to 2021 as Steak n Shake incurred higher capital expenditures during 2021 for its transition to a self-service model. The lower capital expenditures were primarily offset by higher purchases of limited partner interests of $14,586 during 2022.
Cash used in financing activities was $3,134 in 2022 compared to $153,136 in 2021. The Company repaid Steak n Shake’s debt during 2021.
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
We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Market prices for equity securities are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $22,352 along with a corresponding change in shareholders’ equity of approximately 3%.
We have had minimal exposure to foreign currency exchange rate fluctuations in the first six months of 2022 and 2021.
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
Item 4.     Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Biglari Holdings Inc.

Date: August 5, 2022	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller