Form 10-Q
period 2022-09-30
Biglari Holdings Inc.
filed 2022-11-04
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number 001-38477

BIGLARI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Indiana	82-3784946
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

19100 Ridgewood Parkway,	Suite 1200
San Antonio,	TX	78259
(Address of principal executive offices)		(Zip Code)
(210) 344-3400
Registrant’s telephone number, including area code
17802 IH 10 West, Suite 400, San Antonio, TX 78257
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
Number of shares of common stock outstanding as of November 1, 2022:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,842	$42,349
Investments	70,032	83,061
Receivables	25,826	28,508
Inventories	3,704	3,803
Other current assets	13,147	7,088
Total current assets	177,551	164,809
Property and equipment	414,497	349,351
Operating lease assets	38,539	42,538
Goodwill and other intangible assets	75,933	77,010
Investment partnerships	144,864	250,399
Other assets	10,761	10,700
Total assets	$862,145	$894,807
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$101,503	$100,467
Loss and loss adjustment expenses	14,613	14,609
Unearned premiums	12,493	11,667
Current portion of lease obligations	17,093	16,898
Total current liabilities	145,702	143,641
Lease obligations	95,980	104,479
Line of credit	30,000	—
Deferred taxes	28,515	46,533
Asset retirement obligations	14,721	10,389
Other liabilities	1,819	2,069
Total liabilities	316,737	307,111
Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	381,788	381,788
Retained earnings	566,455	608,528
Accumulated other comprehensive loss	(3,777)	(1,907)
Treasury stock, at cost	(409,119)	(401,851)
Biglari Holdings Inc. shareholders’ equity	536,485	587,696
Noncontrolling interests	8,923	—
Total shareholders' equity	545,408	587,696
Total liabilities and shareholders’ equity	$862,145	$894,807
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	Third Quarter		First Nine Months
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$59,437	$59,144	$179,608	$196,424
Insurance premiums and other	16,312	14,723	47,745	43,729
Oil and gas	14,380	7,353	38,632	24,310
Licensing and media	1,905	863	3,788	2,695
	92,034	82,083	269,773	267,158
Cost and expenses
Restaurant cost of sales	36,162	41,694	107,469	129,297
Insurance losses and underwriting expenses	13,245	10,672	40,812	31,733
Oil and gas production costs	4,090	2,050	11,752	6,957
Licensing and media costs	345	880	1,975	1,749
Selling, general and administrative	15,469	16,889	48,275	50,848
Impairments	—	—	20	559
Depreciation, depletion, and amortization	8,456	7,682	24,127	22,239
Interest expense on leases	1,372	1,462	4,169	4,619
Interest expense on borrowings	67	—	67	1,121
	79,206	81,329	238,666	249,122
Other income
Investment gains (losses)	(849)	4,534	(4,184)	6,465
Investment partnership gains (losses)	29,658	(20,231)	(82,244)	27,344
Total other income (expenses)	28,809	(15,697)	(86,428)	33,809
Earnings (loss) before income taxes	41,637	(14,943)	(55,321)	51,845
Income tax expense (benefit)	9,598	(4,274)	(13,282)	11,544
Net earnings (loss)	32,039	(10,669)	(42,039)	40,301
Earnings attributable to noncontrolling interest	34	—	34	—
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$32,005	$(10,669)	$(42,073)	$40,301

Net earnings (loss) per equivalent Class A share *	$109.13	$(33.74)	$(140.30)	$125.79
*Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $21.83 and $(28.06) for the third quarter and first nine months of 2022, respectively, and $(6.75) and $25.16 for the third quarter and first nine months of 2021, respectively.
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Third Quarter		First Nine Months
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net earnings (loss)	$32,039	$(10,669)	$(42,039)	$40,301
Foreign currency translation	(618)	(49)	(1,870)	(378)
Comprehensive income (loss)	31,421	(10,718)	(43,909)	39,923
Comprehensive income attributable to noncontrolling interests	34	—	34	—
Total comprehensive income (loss) attributable to Biglari Holdings Inc. shareholders	$31,387	$(10,718)	$(43,943)	$39,923
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Nine Months
	2022	2021
	(Unaudited)
Operating activities
Net earnings (loss)	$(42,039)	$40,301
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation, depletion, and amortization	24,127	22,239
Provision for deferred income taxes	(22,289)	16,625
Asset impairments and other non-cash expenses	20	696
Gains on disposal of assets	(905)	(306)
Investment and investment partnership (gains) losses	86,428	(34,461)
Distributions from investment partnerships	51,200	172,420
Changes in receivables, inventories and other assets	7,240	3,608
Changes in accounts payable and accrued expenses	(4,028)	(9,877)
Net cash provided by operating activities	99,754	211,245
Investing activities
Capital expenditures	(23,437)	(46,486)
Proceeds from property and equipment disposals	2,201	2,749
Acquisition of a business, net of cash acquired	(54,899)	—
Purchases of limited partner interests	(23,886)	(4,800)
Purchases of investments	(110,837)	(81,923)
Sales of investments and redemptions of fixed maturity securities	108,394	74,678
Net cash used in investing activities	(102,464)	(55,782)
Financing activities
Proceeds from revolving credit facility	30,000	—
Principal payments on long-term debt	—	(149,952)
Principal payments on direct financing lease obligations	(4,647)	(4,634)
Net cash provided by (used in) financing activities	25,353	(154,586)
Effect of exchange rate changes on cash	(150)	(85)
Increase in cash, cash equivalents and restricted cash	22,493	792
Cash, cash equivalents and restricted cash at beginning of year	43,687	29,666
Cash, cash equivalents and restricted cash at end of third quarter	$66,180	$30,458

	First Nine Months
	2022	2021
	(Unaudited)
Cash and cash equivalents	$64,842	$27,795
Restricted cash in other long-term assets	1,338	2,663
Cash, cash equivalents and restricted cash at end of third quarter	$66,180	$30,458
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Biglari Holdings Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance at December 31, 2021	$1,138	$381,788	$608,528	$(1,907)	$(401,851)	$—	$587,696
Net earnings (loss)			(298)				(298)
Other comprehensive loss				(231)			(231)
Adjustment to treasury stock for holdings in investment partnerships					130		130
Balance at March 31, 2022	$1,138	$381,788	$608,230	$(2,138)	$(401,721)	$—	$587,297
Net earnings (loss)			(73,780)				(73,780)
Other comprehensive loss				(1,021)			(1,021)
Adjustment to treasury stock for holdings in investment partnerships					(6,760)		(6,760)
Balance at June 30, 2022	$1,138	$381,788	$534,450	$(3,159)	$(408,481)	$—	$505,736
Net earnings			32,005			34	32,039
Other comprehensive loss				(618)			(618)
Adjustment to treasury stock for holdings in investment partnerships					(638)		(638)
Transactions with noncontrolling interests						8,889	8,889
Balance at September 30, 2022	$1,138	$381,788	$566,455	$(3,777)	$(409,119)	$8,923	$545,408

	Biglari Holdings Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling interests	Total
Balance at December 31, 2020	$1,138	$381,788	$573,050	$(1,531)	$(389,617)	$—	$564,828
Net earnings			71,707				71,707
Other comprehensive loss				(444)			(444)
Adjustment to treasury stock for holdings in investment partnerships					3,049		3,049
Balance at March 31, 2021	$1,138	$381,788	$644,757	$(1,975)	$(386,568)	$—	$639,140
Net earnings (loss)			(20,737)				(20,737)
Other comprehensive income				115			115
Adjustment to treasury stock for holdings in investment partnerships					(5,026)		(5,026)
Balance at June 30, 2021	$1,138	$381,788	$624,020	$(1,860)	$(391,594)	$—	$613,492
Net earnings (loss)			(10,669)				(10,669)
Other comprehensive loss				(49)			(49)
Adjustment to treasury stock for holdings in investment partnerships					(4,208)		(4,208)
Balance at September 30, 2021	$1,138	$381,788	$613,351	$(1,909)	$(395,802)	$—	$598,566
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
As of September 30, 2022, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.3% of the economic interest and approximately 70.4% of the voting interest.

Business Acquisition
On September 14, 2022, the Company completed the purchase of 685,505 shares of Series A Preferred Stock (the "Preferred Shares") of Abraxas Petroleum Corporation ("Abraxas Petroleum") for a purchase price of $80,000. On October 26, 2022, the Company converted the preferred stock to 90% of the outstanding common stock of Abraxas Petroleum. We have concluded that Abraxas Petroleum is a consolidated entity and have recorded noncontrolling interests attributable to the interest held by other shareholders. The Company used working capital including its line of credit to fund the purchase of the Preferred Shares. Abraxas Petroleum operates oil and natural gas properties in the Permian Basin. The Company’s financial results include the results of Abraxas Petroleum from the acquisition date to the end of the third quarter. The revenues and operating results for Abraxas Petroleum were not significant to the Company for the third quarter.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, including Steak n Shake Inc., Western Sizzlin Corporation, First Guard Insurance Company, Maxim Inc., Southern Pioneer Property & Casualty Insurance Company, Southern Oil Company and Abraxas Petroleum. Intercompany accounts and transactions have been eliminated in consolidation.
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

Note 2. Earnings Per Share (continued)
The following table presents shares authorized, issued and outstanding on September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

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

	Third Quarter		First Nine Months
	2022	2021	2022	2021
Equivalent Class A common stock outstanding	620,592	620,592	620,592	620,592
Proportional ownership of Company stock held by investment partnerships	327,317	304,356	320,711	300,215
Equivalent Class A common stock for earnings per share	293,275	316,236	299,881	320,377
Note 3. Investments
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

Investment losses for the third quarter and first nine months of 2022 were $849 and $4,184, respectively. Investment gains in the third quarter and first nine months of 2021 were $4,534 and $6,465, respectively.
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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2021	$474,201	$223,802	$250,399
Investment partnership gains (losses)	(119,864)	(37,620)	(82,244)
Distributions (net of contributions)	(16,023)		(16,023)
Changes in proportionate share of Company stock held		7,268	(7,268)
Partnership interest at September 30, 2022	$338,314	$193,450	$144,864

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2020	$590,926	$171,376	$419,550
Investment partnership gains (losses)	110,690	83,346	27,344
Distributions (net of contributions)	(167,620)		(167,620)
Changes in proportionate share of Company stock held		6,185	(6,185)
Partnership interest at September 30, 2021	$533,996	$260,907	$273,089
The carrying value of the investment partnerships net of deferred taxes is presented below.

	September 30, 2022	December 31, 2021
Carrying value of investment partnerships	$144,864	$250,399
Deferred tax liability related to investment partnerships	(22,176)	(44,532)
Carrying value of investment partnerships net of deferred taxes	$122,688	$205,867
The Company’s proportionate share of Company stock held by investment partnerships at cost was $409,119 and $401,851 at September 30, 2022 and December 31, 2021, respectively, and was recorded as treasury stock.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Third Quarter		First Nine Months
	2022	2021	2022	2021
Gains (losses) from investment partnerships	$29,658	$(20,231)	$(82,244)	$27,344
Tax expense (benefit)	6,601	(4,946)	(20,153)	6,175
Contribution to net earnings (loss)	$23,057	$(15,285)	$(62,091)	$21,169
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
There were no incentive reallocations from Biglari Holdings to Biglari Capital Corp. during the first nine months of 2022 and 2021.

Note 4. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of September 30, 2022	$247,357	$307,446
Total liabilities as of September 30, 2022	$9,973	$162,520
Revenue for the first nine months of 2022	$(46,341)	$(88,378)
Earnings for the first nine months of 2022	$(46,544)	$(89,771)
Biglari Holdings’ ownership interest as of September 30, 2022	88.2%	87.7%

Total assets as of December 31, 2021	$114,749	$564,022
Total liabilities as of December 31, 2021	$7,763	$130,417
Revenue for the first nine months of 2021	$35,639	$94,078
Earnings for the first nine months of 2021	$35,584	$93,548
Biglari Holdings’ ownership interest as of September 30, 2021	62.4%	93.9%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	September 30, 2022	December 31, 2021
Land	$142,813	$144,605
Buildings	151,138	148,605
Land and leasehold improvements	147,765	147,349
Equipment	230,712	224,581
Oil and gas properties	140,916	74,147
Construction in progress	5,744	2,815
	819,088	742,102
Less accumulated depreciation, depletion, and amortization	(404,591)	(392,751)
Property and equipment, net	$414,497	$349,351
Depletion expense related to oil and gas properties was $4,345 and $5,875 during the first nine months of 2022 and 2021, respectively.
The Company recorded an impairment to restaurant long-lived assets of $559 in the first nine months of 2021 related to underperforming stores. The fair value of the long-lived assets was determined based on Level 3 inputs using a discounted cash flow model and quoted prices for the properties. There were no impairments of property and equipment in 2022.

As of September 30, 2022, $5,002 of property and equipment is recorded as held for sale within other current assets.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2021	$53,547
Change in foreign exchange rates during the first nine months of 2022	(83)
Goodwill at September 30, 2022	$53,464

We evaluate goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. GAAP allows entities testing for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. We use both qualitative and quantitative assessments. The valuation methodology and underlying financial information included in our quantitative determination of fair value require significant management judgments. We use both market and income approaches to derive fair value of reporting units utilizing a quantitative assessment. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment was recorded in the first nine months of 2022 or 2021. Western Sizzlin has experienced a decline in its franchised units for several years. If Western Sizzlin’s franchised units continue to decline, an impairment of its goodwill may be necessary.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2021	$15,876	$7,587	$23,463
Impairment to lease rights	—	(20)	(20)
Change in foreign exchange rates during the first nine months of 2022	—	(974)	(974)
Balance at September 30, 2022	$15,876	$6,593	$22,469
Intangible assets with indefinite lives consist of trade names and lease rights. Fair values were determined using Level 3 inputs and available market data.
Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	Third Quarter		First Nine Months
	2022	2021	2022	2021
Net sales	$37,448	$41,916	$113,345	$146,269
Franchise partner fees	15,880	11,508	47,929	31,744
Franchise royalties and fees	5,089	4,865	15,472	14,594
Other	1,020	855	2,862	3,817
	$59,437	$59,144	$179,608	$196,424
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
The Company leases or subleases property and equipment to franchise partners under lease arrangements. Both real estate and equipment rental payments are charged to franchise partners and are recognized in accordance with ASC 842, “Leases”. During the third quarter of 2022 and 2021, restaurant operations recognized $5,362 and $4,277, respectively, in franchise partner fees related to rental income. During the first nine months ended September 30, 2022 and September 30, 2021, restaurant operations recognized $15,193 and $10,910, respectively, in franchise partner fees related to rental income.
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
Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	September 30, 2022	December 31, 2021
Accounts payable	$34,288	$36,684
Gift card and other marketing	15,985	19,244
Insurance accruals	5,971	6,428
Salaries, wages and vacation	6,902	5,905
Deferred revenue	4,831	6,683
Taxes payable	21,583	11,392
Professional fees	1,998	11,731
Oil and gas payable	5,586	1,936
Other	4,359	464
Accounts payable and accrued expenses	$101,503	$100,467

Note 9. Line of Credit and Note Payable
Bigari Holdings Line of Credit
On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. The line of credit will be available on a revolving basis until September 12, 2024. The line of credit includes customary covenants, as well as financial maintenance covenants. The balance of the line of credit on September 30, 2022 was $30,000.
Steak n Shake Credit Facility
On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan was scheduled to mature on March 19, 2021. The Company repaid the balance of Steak n Shake’s term facility on February 19, 2021.

Note 10. Lease Assets and Obligations
Lease obligations include the following.

Current portion of lease obligations	September 30, 2022	December 31, 2021
Finance lease liabilities	$1,214	$1,414
Finance obligations	5,119	4,944
Operating lease liabilities	10,760	10,540
Total current portion of lease obligations	$17,093	$16,898

Long-term lease obligations
Finance lease liabilities	$4,431	$5,347
Finance obligations	60,009	63,119
Operating lease liabilities	31,540	36,013
Total long-term lease obligations	$95,980	$104,479
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
Total lease cost consists of the following.

	Third Quarter		First Nine Months
	2022	2021	2022	2021
Finance lease costs:
Amortization of right-of-use assets	$309	$404	$1,023	$1,205
Interest on lease liabilities	102	126	325	399
Operating and variable lease costs	3,577	4,011	10,782	11,189
Sublease income	(2,895)	(3,771)	(8,487)	(9,786)
Total lease costs	$1,093	$770	$3,643	$3,007
Supplemental cash flow information related to leases is as follows.

	First Nine Months
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,116	$1,226
Operating cash flows from finance leases	$324	$384
Operating cash flows from operating leases	$9,347	$9,806

Note 10. Lease Assets and Obligations (continued)
Supplemental balance sheet information related to leases is as follows.

	September 30, 2022	December 31, 2021
Finance leases:
Property and equipment, net	$4,619	$5,634
Weighted-average lease terms and discount rates are as follows.

September 30, 2022
Weighted-average remaining lease terms:
Finance leases	4.56 years
Operating leases	4.90 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%
Maturities of lease liabilities as of September 30, 2022 are as follows.

Year	Operating Leases	Finance Leases
2022	$4,215	$394
2023	11,781	1,551
2024	9,985	1,534
2025	8,290	1,298
2026	5,671	959
After 2026	9,967	855
Total lease payments	49,909	6,591
Less interest	7,609	946
Total lease liabilities	$42,300	$5,645
Lease Income
The components of lease income recorded in restaurant operations are as follows.

	Third Quarter		First Nine Months
	2022	2021	2022	2021
Operating lease income	$4,085	$3,211	$11,737	$8,471
Variable lease income	1,556	1,370	4,312	3,375
Total lease income	$5,641	$4,581	$16,049	$11,846

Note 10. Lease Assets and Obligations (continued)
The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of September 30, 2022. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
2022	$228	$62
2023	767	247
2024	503	247
2025	454	250
2026	134	247
After 2026	241	805
Total future minimum receipts	$2,327	$1,858

Note 11. Accumulated Other Comprehensive Income
Accumulated other comprehensive income decreased by $618 and $49 during the third quarters of 2022 and 2021, respectively. During the first nine months of 2022, accumulated other comprehensive income decreased by $1,870 and $378 in the first nine months of 2021. There were no reclassifications from accumulated other comprehensive loss to earnings during the first nine months of 2022 and 2021.  All changes in accumulated other comprehensive loss were due to foreign currency translation adjustments.
Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the first nine months of 2022 and a discrete effective tax rate method based on statutory tax rates for the first nine months of 2021. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax expense for the third quarter of 2022 was $9,598 compared to an income tax benefit of $4,274 for the third quarter of 2021.  Income tax benefit for the first nine months of 2022 was $13,282 compared to an income tax expense of $11,544 for the first nine months of 2021. The variance in income taxes between 2022 and 2021 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pre-tax gains were $29,658 during the third quarter of 2022 compared to pre-tax losses of $20,231 during the third quarter of 2021. Investment partnership pre-tax losses were $82,244 during the first nine months of 2022 compared to pre-tax gains of $27,344 during the first nine months of 2021.
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

Note 14. Fair Value of Financial Assets (continued)
As of September 30, 2022 and December 31, 2021, the fair values of financial assets were as follows.

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$16,389	$—	$—	$16,389	$18,447	$—	$—	$18,447
Equity securities
Consumer goods	16,266	932	—	17,198	10,775	2,368	—	13,143
Insurance	49	—	—	49	6,513	—	—	6,513
Technology	1,832	—	—	1,832	2,887	—	—	2,887
Bonds
Government	44,914	—	—	44,914	54,584	—	—	54,584
Corporate	3,003	—	—	3,003	4,512	—	—	4,512
Options on equity securities	—	3,531	—	3,531	—	2,095	—	2,095
Non-qualified deferred compensation plan investments	1,299	—	—	1,299	1,607	—	—	1,607
Total assets at fair value	$83,752	$4,463	$—	$88,215	$99,325	$4,463	$—	$103,788
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

The Company paid Biglari Enterprises $6,300 in service fees during the first nine months of 2022 and 2021. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
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

Note 16. Business Segment Reporting
Our reportable business segments are organized in a manner that reflects how management views those business activities. Our restaurant operations include Steak n Shake and Western Sizzlin. Our insurance operations include First Guard and Southern Pioneer.  Our oil and gas operations include Southern Oil and Abraxas Petroleum. The Company also reports segment information for Maxim. Other business activities not specifically identified with reportable business segments are presented in corporate. We report our earnings from investment partnerships separate from our corporate expenses. We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are neither necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations. The tabular information that follows shows data of our reportable segments reconciled to amounts reflected in the consolidated financial statements.
A disaggregation of our consolidated data for the third quarters and first nine months of 2022 and 2021 is presented in the tables which follow.

	Revenue
	Third Quarter		First Nine Months
	2022	2021	2022	2021
Operating Businesses:
Restaurant Operations:
Steak n Shake	$56,949	$56,993	$172,444	$190,517
Western Sizzlin	2,488	2,151	7,164	5,907
Total Restaurant Operations	59,437	59,144	179,608	196,424

Insurance Operations:
Underwriting
First Guard	9,112	8,458	26,858	24,760
Southern Pioneer	6,004	5,443	17,653	16,406
Investment income and other	1,196	822	3,234	2,563
Total Insurance Operations	16,312	14,723	47,745	43,729

Oil and Gas Operations:
Southern Oil	12,688	7,353	36,940	24,310
Abraxas Petroleum	1,692	—	1,692	—
Total Oil and Gas Operations	14,380	7,353	38,632	24,310

Maxim	1,905	863	3,788	2,695
	$92,034	$82,083	$269,773	$267,158

Note 16. Business Segment Reporting (continued)

	Earnings (Losses) Before Income Taxes
	Third Quarter		First Nine Months
	2022	2021	2022	2021
Operating Businesses:
Restaurant Operations:
Steak n Shake	$3,964	$(2,959)	$11,777	$5,733
Western Sizzlin	369	247	997	707
Total Restaurant Operations	4,333	(2,712)	12,774	6,440

Insurance Operations:
Underwriting:
First Guard	2,354	2,832	4,800	7,922
Southern Pioneer	(483)	397	(1,101)	1,511
Investment income and other	1,221	613	3,188	1,965
Total Insurance Operations	3,092	3,842	6,887	11,398

Oil and Gas Operations:
Southern Oil	6,795	2,982	19,137	9,047
Abraxas Petroleum	446	—	446	—
Total Oil and Gas Operations	7,241	2,982	19,583	9,047

Maxim	1,534	(56)	1,699	867
Interest expense not allocated to segments	(67)	—	(67)	(1,121)
Total Operating Businesses	16,133	4,056	40,876	26,631

Corporate and other	(3,305)	(3,302)	(9,769)	(8,595)
Investment gains (losses)	(849)	4,534	(4,184)	6,465
Investment partnership gains (losses)	29,658	(20,231)	(82,244)	27,344
	$41,637	$(14,943)	$(55,321)	$51,845

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
As of September 30, 2022, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.3% of the economic interest and 70.4% of the voting interest.
On September 14, 2022, the Company completed the purchase of 685,505 shares of Series A Preferred Stock (the "Preferred Shares") of Abraxas Petroleum Corporation ("Abraxas Petroleum") for a purchase price of $80,000. On October 26, 2022, the Company converted the preferred stock to 90% of the outstanding common stock of Abraxas Petroleum. We have concluded that Abraxas Petroleum is a consolidated entity and have recorded noncontrolling interests attributable to the interest held by other shareholders. The Company used working capital including its line of credit to fund the purchase of the Preferred Shares. Abraxas Petroleum operates oil and natural gas properties in the Permian Basin. The Company’s financial results include the results of Abraxas Petroleum from the acquisition date to the end of the third quarter. The revenues and operating results for Abraxas Petroleum were not significant to the Company for the third quarter.
Net earnings (loss) attributable to Biglari Holdings shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	Third Quarter		First Nine Months
	2022	2021	2022	2021
Operating businesses:
Restaurant	$3,320	$(1,515)	$9,588	$5,146
Insurance	2,389	2,985	5,292	8,902
Oil and gas	5,574	2,325	14,867	7,016
Brand licensing	1,150	(43)	1,274	662
Interest expense	(52)	—	(52)	(841)
Corporate and other	(2,742)	(2,526)	(7,630)	(6,649)
Total operating businesses	9,639	1,226	23,339	14,236
Investment gains	(657)	3,390	(3,287)	4,896
Investment partnership gains (losses)	23,057	(15,285)	(62,091)	21,169
	32,039	(10,669)	(42,039)	40,301
Earnings attributable to noncontrolling interest	34	—	34	—
	$32,005	$(10,669)	$(42,073)	$40,301

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 552 company-operated and franchise restaurants as of September 30, 2022.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2021	199	159	178	3	38	577
Corporate stores transitioned	(12)	12	—	—	—	—
Net restaurants opened (closed)	(6)	—	(19)	—	—	(25)
Total stores as of September 30, 2022	181	171	159	3	38	552

Total stores as of December 31, 2020	276	86	194	3	39	598
Corporate stores transitioned	(54)	54	—	—	—	—
Net restaurants opened (closed)	(1)	—	(15)	—	(1)	(17)
Total stores as of September 30, 2021	221	140	179	3	38	581
As of September 30, 2022, 39 of the 181 company-operated Steak n Shake stores were closed. We plan to refranchise a majority of our closed company-operated restaurants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurant operations are summarized below.

	Third Quarter				First Nine Months
	2022		2021		2022		2021
Revenue
Net sales	$37,448		$41,916		$113,345		$146,269
Franchise partner fees	15,880		11,508		47,929		31,744
Franchise royalties and fees	5,089		4,865		15,472		14,594
Other revenue	1,020		855		2,862		3,817
Total revenue	59,437		59,144		179,608		196,424

Restaurant cost of sales
Cost of food	11,359	30.3%	13,123	31.3%	33,684	29.7%	43,404	29.7%
Restaurant operating costs	20,745	55.4%	24,496	58.4%	61,127	53.9%	71,751	49.1%
Occupancy costs	4,058	10.8%	4,075	9.7%	12,658	11.2%	14,142	9.7%
Total cost of sales	36,162		41,694		107,469		129,297

Selling, general and administrative
General and administrative	9,556	16.1%	9,255	15.6%	28,327	15.8%	27,416	14.0%
Marketing	2,758	4.6%	2,302	3.9%	9,589	5.3%	10,212	5.2%
Other expenses	(825)	(1.4)%	1,332	2.3%	(1,141)	(0.6)%	2,266	1.2%
Total selling, general and administrative	11,489	19.3%	12,889	21.8%	36,775	20.5%	39,894	20.3%

Impairments	—		—		(20)		(559)
Depreciation and amortization	(6,081)		(5,811)		(18,401)		(15,615)
Interest on finance leases and obligations	(1,372)		(1,462)		(4,169)		(4,619)

Earnings (loss) before income taxes	4,333		(2,712)		12,774		6,440

Income tax expense (benefit)	1,013		(1,197)		3,186		1,294

Contribution to net earnings (loss)	$3,320		$(1,515)		$9,588		$5,146
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

Net sales for the third quarter and first nine months of 2022 were $37,448 and $113,345, respectively, representing a decrease of $4,468 or 10.7% and $32,924 or 22.5%, compared to the third quarter and first nine months of 2021, respectively. The decrease in revenue of company-owned restaurants is primarily due to the shift of company units to franchise partner units. For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurant’s profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will continue to decline as we transition from company-operated units to franchise partner units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Franchise partner fees were $15,880 during the third quarter of 2022, as compared to $11,508 during the third quarter of 2021. Franchise partner fees were $47,929 and $31,744 during the first nine months of 2022 and 2021, respectively. As of September 30, 2022, there were 171 franchise partner units, compared to 140 franchise partner units as of September 30, 2021. For a franchise partner to be awarded a restaurant, he or she must demonstrate the gold standard in service.

The franchise royalties and fees generated by the traditional franchising business were $5,089 during the third quarter of 2022, as compared to $4,865 during the third quarter of 2021. Franchise royalties and fees during the first nine months of 2022 were $15,472 compared to $14,594 during the first nine months of 2021.

The cost of food as a percentage of net sales during the third quarter and first nine months of 2022 was 30.3% and 29.7%, respectively, as compared to 31.3% and 29.7% of net sales during the third quarter and first nine months of 2021, respectively. Cost of food as a percentage of net sales were lower during the third quarter of 2022 compared to 2021 primarily because of higher menu prices.

Restaurant operating costs as a percentage of net sales during the third quarter of 2022 were 55.4%, as compared to 58.4% of net sales in the third quarter of 2021. Restaurant operating costs during the first nine months of 2022 were 53.9% of net sales, as compared to 49.1% of net sales in 2021. The increase during the first nine months was primarily the result of higher wages.

Selling, general and administrative costs during the third quarter and first nine months of 2022 were $11,489 and $36,775, respectively, compared to $12,889 and $39,894 in the third quarter and first nine months of 2021, respectively. Steak n Shake recorded gains on the disposal of assets of $1,084 and $1,749 in the third quarter and first nine months of 2022, respectively.

The Company recorded no impairment charges in the third quarter and $20 in the first nine months of 2022. The Company recorded no impairment charges in the third quarter and $559 in the first nine months of 2021, respectively. Impairments during 2021 are related to underperforming stores.
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
Underwriting results of our insurance operations are summarized below.

	Third Quarter		First Nine Months
	2022	2021	2022	2021
Underwriting gain (loss) attributable to:
First Guard	$2,354	$2,832	$4,800	$7,922
Southern Pioneer	(483)	397	(1,101)	1,511
Pre-tax underwriting gain	1,871	3,229	3,699	9,433
Income tax expense	392	681	776	1,984
Net underwriting gain	$1,479	$2,548	$2,923	$7,449

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings of our insurance operations are summarized below.

	Third Quarter		First Nine Months
	2022	2021	2022	2021
Premiums earned	$15,116	$13,901	$44,511	$41,166
Insurance losses	8,814	6,657	27,646	20,040
Underwriting expenses	4,431	4,015	13,166	11,693
Pre-tax underwriting gain	1,871	3,229	3,699	9,433
Other income and expenses
Investment income	362	195	832	652
Other income (expenses)	859	418	2,356	1,313
Total other income	1,221	613	3,188	1,965
Earnings before income taxes	3,092	3,842	6,887	11,398
Income tax expense	703	857	1,595	2,496
Contribution to net earnings (loss)	$2,389	$2,985	$5,292	$8,902

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

	Third Quarter				First Nine Months
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$9,112	100.0%	$8,458	100.0%	$26,858	100.0%	$24,760	100.0%

Insurance losses	4,815	52.8%	3,935	46.5%	16,468	61.3%	11,746	47.4%
Underwriting expenses	1,943	21.3%	1,691	20.0%	5,590	20.8%	5,092	20.6%
Total losses and expenses	6,758	74.1%	5,626	66.5%	22,058	82.1%	16,838	68.0%
Pre-tax underwriting gain	$2,354		$2,832		$4,800		$7,922

Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	Third Quarter				First Nine Months
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$6,004	100.0%	$5,443	100.0%	$17,653	100.0%	$16,406	100.0%

Insurance losses	3,999	66.6%	2,722	50.0%	11,178	63.3%	8,294	50.6%
Underwriting expenses	2,488	41.4%	2,324	42.7%	7,576	42.9%	6,601	40.2%
Total losses and expenses	6,487	108.0%	5,046	92.7%	18,754	106.2%	14,895	90.8%
Pre-tax underwriting gain (loss)	$(483)		$397		$(1,101)		$1,511

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Insurance - Investment Income
A summary of net investment income attributable to our insurance operations follows.

	Third Quarter		First Nine Months
	2022	2021	2022	2021
Interest, dividends and other investment income:
First Guard	$202	$54	$398	$84
Southern Pioneer	160	141	434	568
Pre-tax investment income	362	195	832	652
Income tax expense	76	41	175	137
Net investment income	$286	$154	$657	$515
We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Oil and Gas
Southern Oil
Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico.  Earnings for Southern Oil are summarized below.

	Third Quarter		First Nine Months
	2022	2021	2022	2021
Oil and gas revenue	$12,688	$7,353	$36,940	$24,310
Oil and gas production costs	3,484	2,050	11,146	6,957
Depreciation, depletion and accretion	1,873	1,717	4,926	6,286
General and administrative expenses	536	604	1,731	2,020
Earnings before income taxes	6,795	2,982	19,137	9,047
Income tax expense	1,564	657	4,613	2,031
Contribution to net earnings	$5,231	$2,325	$14,524	$7,016

Abraxas Petroleum
Abraxas Petroleum operates oil and gas properties in the Permian Basin. Earnings for Abraxas Petroleum from the date of acquisition on September 14, 2022 are summarized below.

Third Quarter
2022
Oil and gas revenue	$1,692
Oil and gas production costs	606
Depreciation, depletion and accretion	360
General and administrative expenses	280
Earnings before income taxes	446
Income tax expense	103
Contribution to net earnings	343
Earnings attributable to noncontrolling interests	34
Net earnings attributable to Biglari Holdings Inc. shareholders	$309

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	Third Quarter		First Nine Months
	2022	2021	2022	2021
Licensing and media revenue	$1,905	$863	$3,788	$2,695

Licensing and media costs	345	880	1,975	1,749
General and administrative expenses	26	39	114	79
Earnings (loss) before income taxes	1,534	(56)	1,699	867
Income tax expense (benefit)	384	(13)	425	205
Contribution to net earnings (loss)	$1,150	$(43)	$1,274	$662
We acquired Maxim with the idea of transforming its business model.  The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.
Investment Gains
Investment losses net of tax for the third quarter of 2022 were $657 compared to investment gains net of tax for the third quarter of 2021 of $3,390. Investment losses net of tax for the first nine months of 2022 were $3,287 compared to investment gains net of tax for the first nine months of 2021 of $4,896. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Investment Partnership Gains
Earnings (loss) from our investments in partnerships are summarized below.

	Third Quarter		First Nine Months
	2022	2021	2022	2021
Investment partnership gains (losses)	$29,658	$(20,231)	$(82,244)	$27,344
Tax expense (benefit)	6,601	(4,946)	(20,153)	6,175
Contribution to net earnings (loss)	$23,057	$(15,285)	$(62,091)	$21,169
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense
The Company’s interest expense is summarized below.

	Third Quarter		First Nine Months
	2022	2021	2022	2021
Interest expense on notes payable	$67	$—	$67	$1,121
Tax benefit	15	—	15	280
Interest expense net of tax	$52	$—	$52	$841
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses during the third quarter and first nine months of 2022 were relatively flat compared to the same period in 2021.
Income Taxes
Income tax expense for the third quarter of 2022 was $9,598 compared to an income tax benefit of $4,274 for the third quarter of 2021. Income tax benefit for the first nine months of 2022 was $13,282 compared to an income tax expense of $11,544 for the first nine months of 2021. The variance in income taxes between 2022 and 2021 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pre-tax gains were $29,658 during the third quarter of 2022 compared to pre-tax losses of $20,231 during the third quarter of 2021. Investment partnership pre-tax losses were $82,244 during the first nine months of 2022 compared to pre-tax gains of $27,344 during the first nine months of 2021.
Financial Condition
Consolidated cash and investments are summarized below.

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$64,842	$42,349
Investments	70,032	83,061
Fair value of interest in investment partnerships	338,314	474,201
Total cash and investments	473,188	599,611
Less: portion of Company stock held by investment partnerships	(193,450)	(223,802)
Carrying value of cash and investments on balance sheet	$279,738	$375,809
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity
Our balance sheet continues to maintain significant liquidity.  Consolidated cash flow activities are summarized below.

	First Nine Months
	2022	2021
Net cash provided by operating activities	$99,754	$211,245
Net cash used in investing activities	(102,464)	(55,782)
Net cash provided by (used in) financing activities	25,353	(154,586)
Effect of exchange rate changes on cash	(150)	(85)
Increase in cash, cash equivalents and restricted cash	$22,493	$792
Cash provided by operating activities was $99,754 during 2022 compared to $211,245 in 2021.  The decrease in cash provided by operating activities is mainly attributable to distributions from investment partnerships of $51,200 for 2022 and $172,420 for 2021. The distributions during 2021 were primarily used to repay Steak n Shake’s debt.
Cash used in investing activities during 2022 was $102,464 compared to $55,782 in 2021. Capital expenditures were lower during 2022 by $23,049 compared to 2021. Steak n Shake incurred higher capital expenditures during 2021 for its transition to a self-service model.
Cash provided by financing activities was $25,353 in 2022 compared to $154,586 used in 2021. The Company repaid Steak n Shake’s debt during 2021.
We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations and cash on hand. We continually review available financing alternatives.
Biglari Holdings Line of Credit
On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. The line of credit will be available on a revolving basis until September 12, 2024. The line of credit includes customary covenants, as well as financial maintenance covenants. As of September 30, 2022, we were in compliance with all covenants. The balance of the line of credit on September 30, 2022 was $30,000.
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
We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Market prices for equity securities are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $21,490 along with a corresponding change in shareholders’ equity of approximately 3%.
We have had minimal exposure to foreign currency exchange rate fluctuations in the first nine months of 2022 and 2021.
Our oil and natural gas business is fundamentally a commodity business. This means our operations and earnings may be significantly affected by changes in oil and gas prices. Such commodity prices depend on local, regional and global events or conditions that affect supply and demand for oil and gas. Any material decline in crude oil or natural gas prices could have a material adverse effect on our operations.
Item 4.     Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of September 30, 2022.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Biglari Holdings Inc.

Date: November 4, 2022	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller