Form 10-K
period 2022-12-31
Biglari Holdings Inc.
filed 2023-02-27
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-38477
BIGLARI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Indiana	82-3784946
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

19100 Ridgewood Parkway,	Suite 1200
San Antonio,	Texas	78259
(Address of principal executive offices)		(Zip Code)
(210) 344-3400
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock, no par value	BH.A	New York Stock Exchange
Class B Common Stock, no par value	BH	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $125,207,808.

.
Number of shares of common stock outstanding as of February 21, 2023:

Class A common stock –	206,864
Class B common stock –	2,068,640
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
Biglari Holdings’ management system combines decentralized operations with centralized financial decision-making. Operating decisions for the various business units are made by their respective managers. All major investment and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.
As of December 31, 2022, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.3% of the economic interest and approximately 70.4% of the voting interest.
Restaurant Operations
The Company’s restaurant operations are conducted through two subsidiaries: Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western Sizzlin”) for a combined 545 units. As of December 31, 2022, Steak n Shake had 177 company-operated restaurants, 175 franchise partner units, and 154 traditional franchise units. Of the 177 company-operated units, 39 are currently closed but Steak n Shake intends to refranchise a majority of them. Western Sizzlin had 3 company-operated restaurants and 36 franchise units.
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

Franchise Partner Restaurants
Steak n Shake offers a franchise partner program to transition company-operated restaurants to franchise partnerships. The franchise agreement stipulates that the franchisee make an upfront investment totaling ten thousand dollars. Steak n Shake, as the franchisor, assesses a fee of up to 15% of sales as well as 50% of profits. Potential franchise partners are screened based on entrepreneurial attitude and ability, but they become franchise partners based on achievement. Each must meet the gold standard in service. Franchise partners are single-unit owner-operators.

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
Government Regulations
The Company is subject to various global, federal, state, and local laws affecting its restaurant operations. Each of the restaurants must comply with licensing and regulation by a number of governmental authorities, i.e., health, sanitation, safety, and fire agencies in the jurisdiction in which the restaurant is located.

Various federal and state labor laws govern our relationship with our employees, e.g., minimum wage, overtime pay, unemployment tax, health insurance, and workers’ compensation. Federal, state, and local government agencies have established regulations requiring that we disclose nutritional information.
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

The insurance business is stringently regulated by state insurance departments. Insurers based in the United States are subject to regulation by their states of domicile and by those states in which they are licensed to write policies on an admitted basis. First Guard and Southern Pioneer operate under licenses issued by various state insurance authorities. The primary focus of regulation is to ensure that insurers are financially solvent and that policyholder interests are otherwise protected. States establish minimum capital levels for insurance companies and establish guidelines for permissible business and investment activities. States have the authority to suspend or revoke a company’s authority to do business as conditions warrant. States regulate the payment of dividends by insurance companies to their shareholders and other transactions with affiliates. Dividends, capital distributions, and other transactions of extraordinary amounts are subject to prior regulatory approval. Insurers may market, sell, and service insurance policies in the states where they are licensed. These insurers are referred to as admitted insurers. Admitted insurers are generally required to obtain regulatory approval of their policy forms and premium rates. Except for regulatory considerations, there are virtually no barriers to entry into the insurance industry.

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

Oil and Gas Business
The Company's oil and gas operations are conducted through two entities, Southern Oil Company (“Southern Oil”) and Abraxas Petroleum Corporation (“Abraxas Petroleum”). Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico. Abraxas Petroleum operates oil and natural gas wells in the Permian Basin.

On September 14, 2022, the Company purchased Series A Preferred Stock (the “Preferred Shares”) of Abraxas Petroleum for a purchase price of $80 million. On October 26, 2022, the Company exchanged the Preferred Shares for 90% of the outstanding common stock of Abraxas Petroleum.

The oil and gas industry is fundamentally a commodity business. Southern Oil’s and Abraxas Petroleum’s operations and earnings, therefore, may be significantly affected by changes in oil and natural gas prices. The COVID-19 pandemic caused oil demand to decrease significantly during the second and third quarters of 2020, which created oversupplied markets and lower commodity prices and margins. In response, the Company cut production and expenses in its oil and natural gas business during 2020. However, the significant increase in average crude oil and natural gas prices in 2021 and 2022 as compared to 2020 resulting from the lifting of COVID-19 restrictions, the resumption of normal economic activity, and the resulting improvement in supply and demand fundamentals caused Southern Oil to return to full production during 2021 and 2022. Biglari Holdings’ oil and gas operations compete with fully integrated, major global petroleum companies, as well as independent and national petroleum companies. In addition, our companies are subject to a variety of risks inherent in the oil and gas business, including a wide range of local, state, and federal regulations.

Southern Oil is headquartered in Madisonville, Louisiana, and Abraxas Petroleum is headquartered in San Antonio, Texas.
Brand Licensing Business
Maxim’s business lies principally in brand licensing. Maxim is headquartered in New York, New York.
Maxim competes for licensing business with other companies. The nature of the licensing business is predicated on projects that materialize with irregularity. In addition, publishing is a highly competitive business.
Maxim products are marketed under various registered brand names, including, but not limited to, “MAXIM®” and “Maxim®.”
Investments
The Company and its subsidiaries have invested in The Lion Fund, L.P., and The Lion Fund II, L.P. (collectively, “the investment partnerships”). The investment partnerships operate as private investment funds. As of December 31, 2022, the fair value of the investments was $383.0 million. These investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements.
Employees
As of December 31, 2022, the Company employed 2,559 persons. When hiring personnel, we do not consider circumstances of birth, race, gender, ethnicity, religion, or any other factor unrelated to talent. The factor of prime importance to us, talent, is invariably found across a wide spectrum of humanity. We seek to associate with people of high character and competence.
Additional information with respect to Biglari Holdings’ businesses
Information related to our reportable segments may be found in Part II, Item 8 of this Form 10-K.
Biglari Holdings maintains a website (biglariholdings.com) where its annual reports, press releases, interim shareholder reports, and links to its subsidiaries’ websites can be found. Biglari Holdings’ periodic reports filed with the Securities and Exchange Commission (the “SEC”), which include Form 10-K, Form 10-Q, Form 8-K, and amendments thereto, may be accessed by the public free of charge from the SEC and through Biglari Holdings’ website. In addition, corporate governance documents such as Corporate Governance Guidelines, Code of Conduct, Compensation Committee Charter, and Audit Committee Charter are posted on the Company’s website. The documents are also available without charge upon written request. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this report on Form 10-K.

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
Mr. Biglari has the ability to control the outcome of matters submitted to our shareholders for approval, including the election or removal of directors, the amendment of our articles of incorporation or bylaws, and other significant transactions. In addition, Mr. Biglari has the ability to control the management and affairs of the Company. This control position may conflict with the interests of some or all of the Company’s passive shareholders, and reduce the possibility of a merger proposal, tender offer, or proxy contest for the removal of directors.
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
Biglari Holdings’ access to capital is subject to restrictions that may adversely affect its ability to satisfy its cash requirements.
We are a holding company and are largely dependent upon dividends and other sources of funds from our subsidiaries in order to meet our needs. The ability of our insurance subsidiaries to pay dividends to Biglari Holdings is regulated by state insurance laws, which limit the amount of, and in certain circumstances may prohibit the payment of, cash dividends. Furthermore, as a result of our substantial investments in The Lion Fund, L.P., and The Lion Fund II, L.P., investment partnerships controlled by Mr. Biglari, our access to capital is restricted by the terms of their respective partnership agreements. There is also a high likelihood that we will make additional investments in these investment partnerships.
Competition and technology may result in lower earnings.
Our operating businesses face intense competition within their markets, and many factors, including technological changes, may erode or prevent the strengthening of their competitive advantages. Accordingly, our future operating results will depend to some degree on our operating units successfully enhancing their competitive advantages. If our operating businesses are unsuccessful in these efforts, our periodic operating results may decline in the future. We also highlight certain competitive risks in the sections below.
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
We are or may be from time to time a party to various legal actions, investigations, and other proceedings brought by employees, consumers, policyholders, suppliers, shareholders, government agencies, or other third parties in connection with matters pertaining to our business, including those related to our investment activities. The outcome of such matters is often difficult to assess or quantify, and the cost to defend future proceedings may be significant. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any allegation regarding the Company, our business, or our products could adversely affect our reputation. While we believe that the ultimate outcome of routine legal proceedings, individually and in the aggregate, will not have a material impact on our financial position, we cannot assure that an adverse outcome on, or reputational damage from, any of these matters would not, in fact, materially impact our business and results of operations for the period after these matters are completed or otherwise resolved.
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
Our restaurant operations are subject to normal economic cycles affecting the economy in general or the restaurant industry in particular. The restaurant industry has been affected by economic factors, including the deterioration of global, national, regional, and local economic conditions, declines in employment levels, and shifts in consumer spending patterns. Declines in consumer restaurant spending could be harmful to our financial position and results of operations. As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations. In addition, macroeconomic disruptions could adversely impact the availability of financing for our franchisees’ expansions and operations.
Fluctuations in commodity and energy prices and the availability of commodities, including beef and dairy, could affect our restaurant business.
The cost, availability, and quality of ingredients restaurant operations use to prepare their food are subject to a range of factors, many of which are beyond their control. A significant component of our restaurant business costs is related to food commodities, including beef and dairy products, which can be subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, changes in commodity markets, inflation, and other factors. If there is a substantial increase in prices for these food commodities, our results of operations may be negatively affected. In addition, our restaurants are dependent upon frequent deliveries of perishable food products that meet certain specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather, or other conditions could adversely affect the availability, quality, and cost of ingredients, which would likely lower revenues, damage our reputation, or otherwise harm our business. We cannot predict whether we will continue to be able to anticipate and react to changing food costs by adjusting our purchasing practices, menu offerings, and menu prices, and a failure to do so could adversely affect our operating results.
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

Changes in the availability of and the cost of labor could adversely affect our restaurant business.
Our restaurant business depends substantially on our ability to recruit and retain high-quality staff. Maintaining adequate staffing in our restaurants requires workforce planning and knowledge of the relevant labor market. The market for the most qualified talent continues to be competitive, and we must provide competitive wages, benefits, and workplace conditions. We have experienced, and may continue to experience, challenges in recruiting and retaining associates in various locations. A shortage of qualified candidates, failure to recruit and retain new associates in a timely manner, or higher than expected turnover levels could all affect our ability to grow sales at existing restaurants or meet our labor cost objectives.
We are subject to health, employment, environmental, and other government regulations, and failure to comply with existing or future government regulations could expose us to litigation or penalties, damage our reputation, and lower profits.
We are subject to various global, federal, state, and local laws and regulations affecting our restaurant operations. Changes in existing laws, rules, and regulations applicable to us, or increased enforcement by governmental authorities, may require us to incur additional costs and expenses necessary for compliance. If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be harmed accordingly. Injury to our reputation would, in turn, likely reduce revenues and profits.
The development and construction of restaurants is subject to compliance with applicable zoning, land use, and environmental regulations. Difficulties in obtaining, or failure to obtain, the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.
Restaurant operations are also subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food products. The operation of the Steak n Shake and Western Sizzlin franchise systems is also subject to franchise laws and regulations enacted by a number of states, and to rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationships with franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction, or to obtain required government approvals, could result in a ban or temporary suspension on future franchise sales. Further national, state, and local government initiatives, such as mandatory health insurance coverage or increases in minimum wage rates, could adversely affect our business.
Risks Relating to Our Investment Activities
The majority of our investment activities are conducted through outside investment partnerships, The Lion Fund, L.P., and The Lion Fund II, L.P., which are controlled by Mr. Biglari.
Our investment activities are conducted mainly through these outside investment partnerships. Under the terms of their partnership agreements, each contribution made by the Company to the investment partnerships is subject to a five-year lock-up period, and any distribution upon our withdrawal of funds will be paid out over a two-year period (and may be paid in-kind rather than in cash, thus increasing the difficulty of liquidating these investments). As a result of these provisions and our consequent inability to access this capital for a defined period, the capital we have invested in the investment partnerships may be subject to an increased risk of loss of all or a significant portion of its value, and we may become unable to meet our capital requirements. There is a high likelihood that we will make additional investments in these investment partnerships in the future.
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

The incentive allocation to which Mr. Biglari, as Chairman and Chief Executive Officer of Biglari Capital, is entitled with respect to our investments under the terms of the respective partnership agreements is equal to 25% of the net profits allocated to the limited partners in excess of a 6% hurdle rate over the previous high-water mark.

Our investments may be concentrated, and fair values are subject to a loss in value.
The majority of our investments are held through the investment partnerships, which generally invest in common stocks. These investments may be largely concentrated in the common stocks of a few investees. A significant decline in the values of these investments may produce a large decrease in our consolidated shareholders’ equity and can have a material adverse effect on our consolidated book value per share and earnings.
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
To avoid becoming and registering as an investment company under the Investment Company Act, we operate as an ongoing enterprise, with approximately 2,500 employees, along with an asset base from which to pursue acquisitions. Furthermore, Section 3(c)(3) of the Investment Company Act excludes insurance companies from the definition of “investment company.” Because we monitor the value of our investments and structure transactions accordingly, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, adverse developments with respect to our ownership of certain of our operating subsidiaries, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings, could result in our inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties, or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which it was established that we were an unregistered investment company.
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
Our insurance business faces a significant risk of loss in the ordinary course of its business for property damage resulting from natural disasters, man-made catastrophes, and other catastrophic events. These events typically increase the frequency and severity of commercial property claims. Because catastrophic loss events are by their nature unpredictable, historical results of operations may not be indicative of future results of operations, and the occurrence of claims from catastrophic events may result in significant volatility in our insurance business’s financial condition and results of operations from period to period. We attempt to manage our exposure to these events through reinsurance programs, although there is no assurance we will be successful in doing so.
Our insurance business is subject to extensive existing state, local, and foreign governmental regulations that restrict its ability to do business and generate revenues.
Our insurance business is subject to regulation in the jurisdictions in which it operates. These regulations may relate to, among other things, the types of business that can be written, the rates that can be charged for coverage, the level of capital and reserves that must be maintained, and restrictions on the types and size of investments that can be held. Regulations may also restrict the timing and amount of dividend payments. Accordingly, existing or new regulations related to these or other matters, or regulatory actions imposing restrictions on our insurance business, may adversely impact its results of operations.

Risks Relating to Our Brand Licensing Business
Licensing opportunities for the Maxim brand may be difficult to maintain.
Maxim’s success depends to a significant degree upon licensing agreements. These licensing agreements mature from time to time, and we may be unable to secure favorable terms for future licensing arrangements. Future licensing partners may also fail to honor their contractual obligations or take other actions that can diminish the value of the Maxim brand. Disputes could arise that prevent or delay our ability to collect licensing revenues under these arrangements. If any of these developments occur or our licensing efforts are otherwise not successful, the value and recognition of the Maxim brand, as well as the prospects of our media business, could be materially, adversely affected.
Risks Relating to Our Oil and Gas Business
Our oil and gas business is exposed to the effects of volatile commodity prices.
The single largest variable that affects our oil and gas results of operations is the price of crude oil and natural gas. The price we receive for our oil and natural gas production heavily influences our oil and gas business’s revenue and profitability. Extended periods of low prices for crude oil or natural gas can have a material adverse impact on our results of operations.
Our oil and gas business is subject to disruption by factors beyond its control.
Any disruption of the extractive business of either of our oil and gas subsidiaries would adversely affect our revenues and profitability. Our oil and gas operations are therefore subject to disruption from natural or human causes beyond their control, including physical risks from hurricanes, severe storms, and other forms of system failures, any of which could result in suspension of operations or harm to people or the natural environment.
Our oil and gas business can be adversely affected by political or regulatory developments affecting our operations.
Our oil and gas operations can be affected by changing economic, regulatory, and political environments. Litigation or changes in national, state, or local environmental regulations or laws, including those designed to stop or impede the development or production of oil and natural gas, could adversely affect our operations and profitability.
Item 1B.     Unresolved Staff Comments
None.

Item 2.     Properties
Restaurant Properties
As of December 31, 2022, restaurant operations included 545 company-operated and franchise locations. Restaurant operations own the land and building for 155 restaurants; they also own 9 other properties. The following table lists the locations of the restaurants, as of December 31, 2022.

	Steak n Shake			Western Sizzlin
	Company Operated	Franchise Partner	Traditional Franchise	Company Operated	Franchise	Total
Domestic:
Alabama	1	1	4	—	5	11
Arkansas	—	—	4	—	7	11
California	—	—	2	—	—	2
Colorado	1	—	—	—	—	1
Delaware	—	—	1	—	—	1
Florida	20	57	7	—	—	84
Georgia	7	12	11	—	4	34
Illinois	37	18	9	—	—	64
Indiana	39	21	1	—	—	61
Iowa	2	1	1	—	—	4
Kansas	—	—	4	—	—	4
Kentucky	1	11	9	—	—	21
Louisiana	—	—	1	—	—	1
Maryland	—	—	1	—	1	2
Michigan	13	4	1	—	—	18
Mississippi	—	—	6	—	1	7
Missouri	10	11	22	—	—	43
Nebraska	—	—	1	—	—	1
Nevada	—	—	8	—	—	8
North Carolina	1	5	2	—	6	14
Ohio	30	19	1	—	1	51
Oklahoma	—	—	2	—	2	4
Pennsylvania	4	—	1	—	—	5
South Carolina	—	1	2	—	2	5
Tennessee	1	7	10	—	3	21
Texas	6	7	13	—	1	27
Virginia	—	—	4	2	3	9
Washington, D.C.	—	—	1	—	—	1
West Virginia	—	—	2	1	—	3
International:
France	2	—	23	—	—	25
Monaco	1	—	—	—	—	1
Spain	1	—	—	—	—	1
Total	177	175	154	3	36	545
As of December 31, 2022, 39 of the 177 Steak n Shake company-operated stores were closed. The Company intends to refranchise the majority of its closed stores.

Other Properties
Southern Oil primarily operates oil and natural gas wells in Louisiana. Its operations are primarily offshore in the shallow waters of the Gulf of Mexico.

Abraxas Petroleum operates oil and natural gas wells in the Permian Basin.

First Guard owns the land and building of its office in Venice, Florida. Southern Pioneer owns the land and building of its office in Jonesboro, Arkansas.

The Company owns Steak n Shake’s office building in Indianapolis, Indiana, along with two other undeveloped properties in other states.
Item 3.     Legal Proceedings
Refer to Commitments and Contingencies - Note 15 to the Consolidated Financial Statements included in Item 8 for a discussion of legal proceedings.
Item 4.     Mine Safety Disclosures
Not applicable.

Part II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity
Securities
Market Information
Biglari Holdings’ Class A common stock and Class B common stock are listed for trading on the NYSE, trading symbol: BH.A and BH, respectively.
Shareholders
Biglari Holdings had 1,692 beneficial shareholders of its Class A common stock and 3,506 beneficial shareholders of its Class B common stock as of February 1, 2023.
Dividends
Biglari Holdings has never declared a dividend.

Item 6.     Selected Financial Data
(dollars in thousands, except per-share data)

	2022	2021	2020	2019	2018
Revenue:
Restaurant operations	$241,568	$271,290	$350,666	$610,220	$775,690
Insurance premiums and other	64,540	58,609	52,679	30,083	27,628
Oil and gas	57,546	33,004	26,255	24,436	—
Licensing and media	4,577	3,203	4,083	4,099	6,576
Total revenues	$368,231	$366,106	$433,683	$668,838	$809,894

Earnings:
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$(32,018)	$35,478	$(37,989)	$45,380	$19,392
Net earnings (loss) per equivalent Class A share	$(107.43)	$111.83	$(110.05)	$131.64	$55.71

Year-end data:
Total assets	$828,474	$894,807	$1,017,968	$1,139,309	$1,029,493
Notes payable and other borrowings	$10,000	$—	$152,261	$180,264	$181,521
Biglari Holdings Inc. shareholders’ equity	$546,966	$587,696	$564,828	$616,298	$570,455
Earnings per share of common stock is based on the weighted-average number of shares outstanding during the period. The Company has applied the “two-class method” of computing earnings per share as prescribed in Accounting Standards Codification 260, “Earnings Per Share.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, except per-share data)
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
Biglari Holdings’ management system combines decentralized operations with centralized financial decision-making. Operating decisions for the various business units are made by their respective managers. All major investment and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.
As of December 31, 2022, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.3% of the economic interest and approximately 70.4% of the voting interest.
Business Acquisitions
On September 14, 2022, the Company purchased 685,505 shares of Series A Preferred Stock (the “Preferred Shares”) of Abraxas Petroleum Corporation (“Abraxas Petroleum”) for a purchase price of $80,000. On October 26, 2022, the Company converted the Preferred Shares to 90% of the outstanding common stock of Abraxas Petroleum. The Company used working capital including its line of credit to fund the purchase of the Preferred Shares. Abraxas Petroleum operates oil and natural gas properties in the Permian Basin. The preliminary purchase price allocation includes $70,200 of oil and gas properties, cash of $21,726, and liabilities, net of other assets, of $11,926. The Company’s financial results include the results of Abraxas Petroleum from the acquisition date to the end of the calendar year. The revenues and operating results for Abraxas Petroleum were not significant to the Company.

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

Discussion of Operations
Net earnings attributable to Biglari Holdings Inc. shareholders are disaggregated in the table that follows.

	2022	2021	2020
Operating businesses:
Restaurant	$9,383	$11,235	$(4,961)
Insurance	7,662	11,290	9,840
Oil and gas	19,091	7,528	1,890
Brand licensing	1,313	2,364	1,374
Interest expense	(305)	(841)	(6,940)
Corporate and other	(9,806)	(9,829)	(9,563)
Total operating businesses	27,338	21,747	(8,360)
Investment partnership gains (losses)	(56,961)	8,899	(32,506)
Investment gains (losses)	(2,682)	4,832	2,877
Net earnings (loss)	(32,305)	35,478	(37,989)
Earnings (loss) attributable to noncontrolling interest	(287)	—	—
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$(32,018)	$35,478	$(37,989)
The following discussion should be read in conjunction with Item 1, Business and our Consolidated Financial Statements and the notes thereto included in this Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in Item 1A, Risk Factors, set forth above.

Our Management Discussion and Analysis generally discusses 2022 and 2021 items. Discussions of 2020 items can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

Investment gains and losses in 2022 and 2021 were mainly derived from our investments in equity securities and included unrealized gains and losses from market price changes during the period. We believe that investment and derivative gains/losses are generally meaningless for analytical purposes in understanding our reported quarterly and annual results. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.
Through our subsidiaries, we engage in numerous diverse business activities. We operate on a decentralized management structure. The business segment data (Note 17 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 545 company-operated and franchise restaurants as of December 31, 2022.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Stores open on December 31, 2019	368	29	213	4	48	662
Corporate stores transitioned	(58)	57	1	—	—	—
Net restaurants opened (closed)	(34)	—	(20)	(1)	(9)	(64)
Stores open on December 31, 2020	276	86	194	3	39	598
Corporate stores transitioned	(73)	73	—	—	—	—
Net restaurants opened (closed)	(4)	—	(16)	—	(1)	(21)
Stores open on December 31, 2021	199	159	178	3	38	577
Corporate stores transitioned	(16)	16	—	—	—	—
Net restaurants opened (closed)	(6)	—	(24)	—	(2)	(32)
Stores open on December 31, 2022	177	175	154	3	36	545

As of December 31, 2022, 39 of the 177 company-operated Steak n Shake stores were closed. We plan to refranchise a majority of our closed company-operated restaurants.

Management’s Discussion and Analysis (continued)

Restaurant operations for 2022, 2021, and 2020 are summarized below.

	2022		2021		2020
Revenue
Net sales	$149,184		$187,913		$306,577
Franchise partner fees	63,853		55,641		22,213
Franchise royalties and fees	19,678		21,736		18,794
Other revenue	8,853		6,000		3,082
Total revenue	241,568		271,290		350,666

Restaurant cost of sales
Cost of food	44,461	29.8%	55,315	29.4%	88,698	28.9%
Restaurant operating costs	79,921	53.6%	92,543	49.2%	137,574	44.9%
Occupancy costs	15,882	10.6%	19,633	10.4%	20,383	6.6%
Total cost of sales	140,264		167,491		246,655

Selling, general and administrative
General and administrative	40,206	16.6%	39,940	14.7%	35,922	10.2%
Marketing	13,921	5.8%	13,923	5.1%	21,507	6.1%
Other expenses (income)	(2,294)	(0.9)%	3,323	1.2%	2,972	0.8%
Total selling, general and administrative	51,833	21.5%	57,186	21.1%	60,401	17.2%

Impairments	3,520	1.5%	4,635	1.7%	23,646	6.7%

Depreciation and amortization	27,496	11.4%	21,484	7.9%	19,042	5.4%

Interest on finance leases and obligations	5,493		6,039		6,274

Earnings (loss) before income taxes	12,962		14,455		(5,352)

Income tax expense (benefit)	3,579		3,220		(391)

Contribution to net earnings	$9,383		$11,235		$(4,961)
Cost of food, restaurant operating costs, and occupancy costs are expressed as a percentage of net sales.
General and administrative, marketing, other expenses, impairments, and depreciation and amortization are expressed as a percentage of total revenue.

The COVID-19 pandemic adversely affected our restaurant operations and financial results. Our restaurants were required to close their dining rooms during the first quarter of 2020. The majority of Steak n Shake’s dining rooms remained closed through the end of 2020 but reopened during 2021, and in doing so implemented a self-service model.

Net sales during 2022 were $149,184 as compared to $187,913 during 2021. The decrease in revenue of company-owned restaurants is primarily due to the shift of company units to franchise partner units. For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurant's profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will continue to decline as we transition from company-operated units to franchise partner units.

Management’s Discussion and Analysis (continued)

To better convey the underlying economics of the franchise partnership model, the table below shows the average unit sales, the cost of food, and the labor costs of franchise partners. The average was based on 137 comparable franchise partner units, out of a total of 175. To be included as a comparable franchise partner unit, a unit had to be operated by a franchise partner for all of 2022, and had to be open in 2021 as either a company-operated or a franchise partner unit.

	2022		2021
Net sales	$1,819		$1,595
Cost of food	502	27.6%	448	28.1%
Labor costs	500	27.5%	435	27.3%

Our franchise partner fees were $63,853 during 2022 as compared to $55,641 during 2021. As of December 31, 2022, there were 175 franchise partner units as compared to 159 franchise partner units as of December 31, 2021. Included in franchise partner fees were $20,426 and $15,483 of rental income during 2022 and 2021, respectively. Franchise partners rent buildings and equipment from Steak n Shake.

The franchise royalties and fees generated by the traditional franchising business were $19,678 during 2022 as compared to $21,736 during 2021. The decrease in franchise royalties and fees was primarily due to the closing of certain traditional franchise stores. There were 190 traditional units open on December 31, 2022, as compared to 216 units open on December 31, 2021.

Other revenue in 2022 was $8,853 as compared to $6,000 in 2021. The increase was primarily a result of gift card breakage, as our restaurants have seen fewer gift card redemptions since the onset of the pandemic.

The cost of food at company-operated units in 2022 was $44,461, or 29.8% of net sales as compared to $55,315, or 29.4% of net sales in 2021. The decreases in the cost of food and operating costs are mainly attributable to the transitioning of company-operated units to franchise partner units. The cost of food expressed as a percentage of net sales remained consistent with 2021.

The operating costs at company-operated restaurants during 2022 were $79,921, or 53.6% of net sales as compared to $92,543, or 49.2% of net sales in 2021. As we transition to franchise partner units, the remaining company-operated units generate lower average unit volumes and correspondingly higher operating costs (including higher wages) as a percentage of net sales.

Selling, general and administrative expenses during 2022 were $51,833, or 21.5% of total revenue as compared to $57,186, or 21.1% of total revenue during 2021. Selling, general and administrative expenses decreased during 2022 as compared to 2021 primarily because of lower professional costs.

Asset impairments decreased $1,115 during 2022 as compared to 2021. Higher asset impairments were recorded in 2021 primarily because a large number of underperforming stores were affected by the pandemic.

Depreciation and amortization expense increased $6,012 during 2022 as compared to 2021. The year-over-year increase is primarily attributable to higher capital expenditures in 2021.

Interest on obligations under leases was $5,493 during 2022 versus $6,039 during 2021. The year-over-year decrease in interest expense is primarily attributable to the maturity and retirement of lease obligations.
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

Management’s Discussion and Analysis (continued)

Underwriting results of our insurance operations are summarized below.

	2022	2021	2020
Underwriting gain (loss) attributable to:
First Guard	$6,578	$10,573	$9,379
Southern Pioneer	(1,277)	1,744	620
Pre-tax underwriting gain	5,301	12,317	9,999
Income tax expense	1,113	2,587	2,100
Net underwriting gain	$4,188	$9,730	$7,899

Earnings of our insurance operations are summarized below.

	2022	2021	2020
Premiums earned	$59,949	$55,411	$49,220
Insurance losses	37,187	27,649	24,828
Underwriting expenses	17,461	15,445	14,393
Pre-tax underwriting gain	5,301	12,317	9,999
Other income and expenses
Investment income	1,380	704	1,212
Other income	3,223	1,414	1,220
Total other income	4,603	2,118	2,432
Earnings before income taxes	9,904	14,435	12,431
Income tax expense	2,242	3,145	2,591
Contribution to net earnings	$7,662	$11,290	$9,840
Insurance premiums and other on the consolidated statement of earnings includes premiums earned, investment income, other income, and commissions. Commissions are in other income in the above table.
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

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Premiums earned	$35,914	100.0%	$33,521	100.0%	$30,210	100.0%
Insurance losses	22,299	62.1%	16,338	48.7%	14,031	46.5%
Underwriting expenses	7,037	19.6%	6,610	19.7%	6,800	22.5%
Total losses and expenses	29,336	81.7%	22,948	68.4%	20,831	69.0%
Pre-tax underwriting gain	$6,578		$10,573		$9,379

First Guard’s ratio of losses and loss adjustment expenses to premiums earned was 62.1% during 2022 as compared to 48.7% during 2021. First Guard’s underwriting results in 2022 were in line with its historical performance despite cost inflation in property and physical damage claims, which began to accelerate in 2022. However, 2021 was an abnormally favorable year with low claim frequency despite a return to pre-pandemic traffic patterns.

Management’s Discussion and Analysis (continued)

Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. The financial results for Southern Pioneer are from the date of acquisition, March 9, 2020. A summary of Southern Pioneer’s underwriting results follows.

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Premiums earned	$24,035	100.0%	$21,890	100.0%	$19,010	100.0%
Insurance losses	14,888	61.9%	11,311	51.7%	10,797	56.8%
Underwriting expenses	10,424	43.4%	8,835	40.4%	7,593	39.9%
Total losses and expenses	25,312	105.3%	20,146	92.1%	18,390	96.7%
Pre-tax underwriting gain (loss)	$(1,277)		$1,744		$620

Southern Pioneer’s ratio of losses and loss adjustment expenses to premiums earned was 61.9% during 2022 as compared to 51.7% during 2021. Southern Pioneer’s 2022 performance was primarily attributable to higher claim frequency and severity (mainly related to adverse weather) in several niche lines.

Insurance – Investment Income

A summary of net investment income attributable to our insurance operations follows.

	2022	2021	2020
Interest, dividends, and other investment income:
First Guard	$751	$133	$285
Southern Pioneer	629	571	927
Pre-tax investment income	1,380	704	1,212
Income tax expense	289	148	255
Net investment income	$1,091	$556	$957

We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Management’s Discussion and Analysis (continued)

Oil and Gas
Biglari Holdings’ oil and gas operations consist of Southern Oil and Abraxas Petroleum.
Southern Oil
Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico. Earnings for Southern Oil are summarized below.

	2022	2021	2020
Oil and gas revenue	$46,091	$33,004	$26,255

Oil and gas production costs	13,355	10,470	8,700
Depreciation, depletion, and accretion	5,503	8,073	12,527
General and administrative expenses	2,694	4,748	3,010
Earnings before income taxes	24,539	9,713	2,018
Income tax expense	5,946	2,185	128
Contribution to net earnings	$18,593	$7,528	$1,890

Our oil and gas business is highly dependent on oil and natural gas prices. Demand for petroleum grew in 2022, with our financial results benefiting from stronger prices and margins. The average West Texas Intermediate price per barrel for the year ended December 31, 2022, was approximately $94.53 as compared to approximately $68.17 for the year ended December 31, 2021. It is expected that the prices of oil and gas commodities will remain volatile, which will be reflected in our financial results. Depreciation, depletion, and accretion expense during 2022 decreased $2,570 as compared to 2021, primarily due to temporarily shutting in producing wells.
Abraxas Petroleum
Abraxas Petroleum operates oil and natural gas properties in the Permian Basin. Earnings for Abraxas Petroleum from the date of acquisition, September 14, 2022, are summarized below.

2022
Oil and gas revenue	$11,455

Oil and gas production costs	4,487
Depreciation, depletion, and accretion	2,510
General and administrative expenses	3,806
Earnings before income taxes	652
Income tax expense	154
Contribution to net earnings	$498

Management’s Discussion and Analysis (continued)

Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	2022	2021	2020
Licensing and media revenue	$4,577	$3,203	$4,083

Licensing and media cost	2,695	2,275	2,156
General and administrative expenses	122	114	143
Earnings before income taxes	1,760	814	1,784
Income tax expense	447	(1,550)	410
Contribution to net earnings	$1,313	$2,364	$1,374
We acquired Maxim with the idea of transforming its business model. The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.
Investment Gains and Investment Partnership Gains

Investment losses were $3,393 ($2,682 net of tax) in 2022 as compared to investment gains of $6,401 ($4,832 net of tax) in 2021. Investment gains in 2021 included a gain from the sale of real estate of $5,047 ($3,785 net of tax). Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Earnings from our investments in partnerships are summarized below.

	2022	2021	2020
Investment partnership gains (losses)	$(75,953)	$10,953	$(43,032)
Tax expense (benefit)	(18,992)	2,054	(10,526)
Contribution to net earnings	$(56,961)	$8,899	$(32,506)
Investment partnership gains include gains/losses from changes in the market values of underlying investments and dividends earned by the partnerships. Dividend income has a lower effective tax rate than income from capital gains. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.
The investment partnerships hold the Company’s common stock as investments. The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock even though these shares are legally outstanding. Gains and losses on Company common stock included in the earnings of the partnerships are eliminated in the Company’s consolidated financial results.
Investment gains and losses in 2022 and 2021 were mainly derived from our investments in equity securities and included unrealized gains and losses from market price changes during the period. We believe that investment and derivative gains/losses are generally meaningless for analytical purposes in understanding our reported quarterly or annual results. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

Management’s Discussion and Analysis (continued)

Interest Expense
The Company’s interest expense is summarized below.

	2022	2021	2020
Interest expense on notes payable and other borrowings	$(399)	$(1,121)	$(9,262)
Tax benefit	(94)	(280)	(2,322)
Interest expense net of tax	$(305)	$(841)	$(6,940)
The Company paid Steak n Shake’s outstanding credit facility in full in February 2021. On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. The balance on the line of credit was $10,000 on December 31, 2022.
Income Taxes
The consolidated income tax benefit was $10,722 in 2022 versus an expense of $6,789 in 2021. The change in income tax expense was primarily due to a tax benefit of $18,992 for investment partnership losses in 2022.
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses for 2022 remained consistent with the preceding year.
Financial Condition
Our consolidated shareholders’ equity on December 31, 2022, was $546,966, a decrease of $40,730 as compared to the December 31, 2021 balance. The decrease in shareholders’ equity was primarily due to a net loss of $32,018 and an increase in treasury stock of $7,829.
Consolidated cash and investments are summarized below.

	December 31,
	2022	2021
Cash and cash equivalents	$37,467	$42,349
Investments	69,466	83,061
Fair value of interest in investment partnerships	383,004	474,201
Total cash and investments	489,937	599,611
Less: portion of Company stock held by investment partnerships	(227,210)	(223,802)
Carrying value of cash and investments on balance sheet	$262,727	$375,809
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.
Liquidity
Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	2022	2021	2020
Net cash provided by operating activities	$127,825	$228,767	$117,556
Net cash used in investing activities	(136,605)	(58,525)	(129,487)
Net cash provided by (used in) financing activities	3,860	(156,157)	(29,109)
Effect of exchange rate changes on cash	38	(64)	10
Increase (decrease) in cash, cash equivalents, and restricted cash	$(4,882)	$14,021	$(41,030)

Management’s Discussion and Analysis (continued)

In 2022, cash from operating activities decreased by $100,942 as compared to 2021. The change was primarily attributable to a decrease in distributions from investment partnerships from $180,170 in 2021 to $70,700 in 2022. The distributions during 2022 were primarily used to acquire Abraxas Petroleum, and the distributions during 2021 were primarily used to repay Steak n Shake’s term loan.

Net cash used in investing activities increased during 2022 by $78,080 as compared to 2021. The change was primarily due to the acquisition of Abraxas Petroleum of $58,274, net of cash acquired, as well as purchases of limited partner interests of $48,570 during 2022.

Cash provided by financing activities of $3,860 during 2022 was primarily because of the $10,000 draw on the Company’s line of credit. Cash used in financing activities of $156,157 during 2021 was primarily attributable to the repayment of Steak n Shake’s outstanding balance of its term debt.

We intend to meet the working capital needs of our operating subsidiaries, principally through cash flows generated from operations and cash on hand. We continually review available financing alternatives.

Biglari Holdings Line of Credit
On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. The line of credit will be available on a revolving basis until September 12, 2024. The line of credit includes customary covenants, as well as financial maintenance covenants. As of December 31, 2022, we were in compliance with all covenants. The balance of the line of credit on December 31, 2022, was $10,000. Our interest rate was 6.53% on December 31, 2022, which is based on the 30-day Secured Overnight Financing Rate plus 2.728%.

Steak n Shake Credit Facility
On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement that provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan was scheduled to mature on March 19, 2021. The Company repaid Steak n Shake’s outstanding balance in full on February 19, 2021.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of December 31, 2022 and 2021, Western Sizzlin had no debt outstanding under its revolver.
Critical Accounting Policies
Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in the consolidated financial statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. A discussion of our principal accounting policies that required the application of significant judgments as of December 31, 2022, follows.

Consolidation
The consolidated financial statements include the accounts of Biglari Holdings Inc. and the wholly owned subsidiaries of Biglari Holdings Inc. The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. All intercompany accounts and transactions are eliminated in consolidation.
Our interests in the investment partnerships are accounted for as equity method investments because of our retained limited partner interest in the investment partnerships. The Company records gains from the investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the consolidated statement of earnings based on our proportional ownership interest in the investment partnerships.
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

Management’s Discussion and Analysis (continued)

Oil and Natural Gas Reserves
Crude oil and natural gas reserves are estimates of future production that impact certain asset and expense accounts. Proved reserves are the estimated quantities of oil and gas that geoscience and engineering data demonstrate with reasonable certainty to be economically producible in the future under existing economic conditions, operating methods, and government regulations. Proved reserves include both developed and undeveloped volumes. Proved developed reserves represent volumes expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are volumes expected to be recovered from new wells on undrilled proved acreage, or from existing wells where expenditure is required for recompletion. We estimate our proved oil and natural gas reserves in accordance with the guidelines established by the SEC. Due to the inherent uncertainties and the limited nature of reservoir data, estimates of reserves are subject to change as additional information becomes available.
Income Taxes
We record deferred tax assets or liabilities, which are based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the currently enacted rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets are unable to be utilized, we would record a valuation allowance against the unrealizable amount and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate applicable to tax differences arising from reversal in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded.
Goodwill and Other Intangible Assets
We evaluate goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. The valuation methodology and underlying financial information included in our determination of fair value require significant managerial judgment. Based on a review of the qualitative factors, if we determine it is not more likely than not that the fair value is less than the carrying value, we may bypass the quantitative impairment test. We may also elect not to perform the qualitative assessment for the reporting unit or intangible assets and perform a quantitative impairment test instead.

Leases
We determine whether a contract is or contains a lease at contract inception based on the presence of identified assets and our right to obtain substantially all of the economic benefit from, or to direct the use of, such assets. When we determine a lease exists, we record a right-of-use asset and corresponding lease liability on our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets are recognized at the commencement date at the value of the lease liability and are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Lease liabilities are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term. As the discount rate implicit in the lease is not readily determinable in most of our leases, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We do not record lease contracts with a term of 12 months or less on our consolidated balance sheets. We recognize fixed lease expense for operating leases on a straight-line basis over the lease term. For finance leases, we recognize amortization expense on the right-of-use asset and interest expense on the lease liability over the lease term.
Cautionary Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may,” and other similar terminology. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to, the risks and uncertainties described in Item 1A, Risk Factors, set forth above. We undertake no obligation to publicly update or revise them, except as may be required by law.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8.     Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Biglari Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Biglari Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2023 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Emphasis of a Matter
As discussed in Note 4 and Note 14 to the consolidated financial statements, the Company and its subsidiaries have invested in investment partnerships in the form of limited partnership interests. These investment partnerships represent related parties, and such investments are subject to a rolling five-year lock up period under the terms of the respective partnership agreements for the investment partnerships. The value of these investments reported in the Company’s consolidated balance sheets as of December 31, 2022 and 2021 totals $155,794,000 and $250,399,000, respectively. Our opinion is not modified with respect to this matter.
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

Property and Equipment — Refer to Notes 1 and 6 to the financial statements
Critical Audit Matter Description
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
•With the assistance of our fair value specialists, for the properties where management applied a market analysis, we evaluated the reasonableness of the valuation methodology and used comparable current market data to develop a range of independent estimates and compare our estimates to those used by management.
•We evaluated the discount rates used by management in the performance of discounted cash flow analyses by testing management’s calculation, performing sensitivity analyses, comparing components to external market information as applicable, and assessed the mathematical accuracy of the Company’s calculations of potential impairment.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
February 25, 2023

We have served as the Company’s auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Biglari Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Biglari Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 25, 2023, expressed an unqualified opinion on those financial statements and included an emphasis of a matter paragraph relating to the Company’s investment in related party investment partnerships.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Abraxas Petroleum, which was acquired on September 14, 2022, and whose financial statements constitute approximately 9.8% of total assets, 3.1% of revenues, and 2.5% of net earnings of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Abraxas Petroleum.
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

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
February 25, 2023

BIGLARI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$37,467	$42,349
Investments	69,466	83,061
Receivables	29,375	28,508
Inventories	3,851	3,803
Other current assets	10,495	7,088
Total current assets	150,654	164,809
Property and equipment	400,725	349,351
Operating lease assets	34,739	42,538
Goodwill	53,513	53,547
Other intangible assets	23,037	23,463
Investment partnerships	155,794	250,399
Other assets	10,012	10,700
Total assets	$828,474	$894,807

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$78,616	$101,975
Loss and loss adjustment expenses	16,805	13,101
Unearned premiums	12,495	11,667
Current portion of lease obligations	16,981	16,898
Current portion of line of credit	10,000	—
Total current liabilities	134,897	143,641
Lease obligations	91,844	104,479
Deferred taxes	31,343	46,533
Asset retirement obligations	14,068	10,389
Other liabilities	754	2,069
Total liabilities	272,906	307,111

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	381,788	381,788
Retained earnings	576,510	608,528
Accumulated other comprehensive loss	(2,790)	(1,907)
Treasury stock, at cost	(409,680)	(401,851)
Biglari Holdings Inc. shareholders’ equity	546,966	587,696
Noncontrolling interests	8,602	—
Total shareholders’ equity	555,568	587,696
Total liabilities and shareholders’ equity	$828,474	$894,807
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per-share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues
Restaurant operations	$241,568	$271,290	$350,666
Insurance premiums and other	64,540	58,609	52,679
Oil and gas	57,546	33,004	26,255
Licensing and media	4,577	3,203	4,083
	368,231	366,106	433,683
Cost and expenses
Restaurant cost of sales	140,264	167,491	246,655
Insurance losses and underwriting expenses	54,648	43,094	39,221
Oil and gas production costs	17,842	10,470	8,700
Licensing and media costs	2,695	2,275	2,156
Selling, general and administrative	70,608	76,018	76,360
Impairments	3,520	4,635	23,646
Depreciation, depletion, and amortization	36,443	30,050	32,222
Interest expense on leases	5,493	6,039	6,274
Interest expense on debt	399	1,121	9,262
	331,912	341,193	444,496
Other income (expenses)
Investment gains (losses)	(3,393)	6,401	3,644
Investment partnership gains (losses)	(75,953)	10,953	(43,032)
Total other income (expenses)	(79,346)	17,354	(39,388)
Earnings (loss) before income taxes	(43,027)	42,267	(50,201)
Income tax expense (benefit)	(10,722)	6,789	(12,212)
Net earnings (loss)	(32,305)	35,478	(37,989)
Earnings (loss) attributable to noncontrolling interest	(287)	—	—
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$(32,018)	$35,478	$(37,989)

Net earnings (loss) per equivalent Class A share *	$(107.43)	$111.83	$(110.05)
* Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or ($21.49) for 2022, $22.37 for 2021, and ($22.01) for 2020.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net earnings (loss)	$(32,305)	$35,478	$(37,989)
Foreign currency translation	(883)	(376)	1,279
Comprehensive income (loss)	(33,188)	35,102	(36,710)
Comprehensive income (loss) attributable to noncontrolling interest	(287)	—	—
Total comprehensive income (loss) attributable to Biglari Holdings Inc. shareholders	$(32,901)	$35,102	$(36,710)
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net earnings (loss)	$(32,305)	$35,478	$(37,989)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	36,443	30,050	32,222
Provision for deferred income taxes	(15,582)	5,269	(12,216)
Asset impairments and other non-cash expenses	3,520	4,772	24,636
Losses on disposal of assets	(1,578)	(25)	(868)
Investment (gains) losses	3,393	(6,214)	(4,856)
Investment partnership (gains) losses	75,953	(10,953)	43,032
Distributions from investment partnerships	70,700	180,170	98,330
Changes in receivables and inventories	3,339	(9,324)	7,014
Changes in other assets	8,523	136	733
Changes in accounts payable and accrued expenses	(24,581)	(592)	(32,482)
Net cash provided by operating activities	127,825	228,767	117,556
Investing activities
Capital expenditures	(29,746)	(64,549)	(20,702)
Proceeds from property and equipment disposals	5,318	10,101	4,415
Acquisition of business, net of cash acquired	(58,274)	—	(36,187)
Purchases of limited partner interests	(48,569)	(12,300)	(70,130)
Purchases of investments	(134,451)	(110,199)	(299,950)
Sales of investments and redemptions of fixed maturity securities	129,117	118,422	293,067
Net cash used in investing activities	(136,605)	(58,525)	(129,487)
Financing activities
Payments on line of credit	(20,000)	—	(500)
Proceeds from line of credit	30,000	—	500
Principal payments on long-term debt	—	(149,952)	(23,279)
Principal payments on direct financing lease obligations	(6,140)	(6,205)	(5,830)
Net cash provided by (used in) financing activities	3,860	(156,157)	(29,109)
Effect of exchange rate changes on cash	38	(64)	10
Increase (decrease) in cash, cash equivalents, and restricted cash	(4,882)	14,021	(41,030)
Cash, cash equivalents, and restricted cash at beginning of period	43,687	29,666	70,696
Cash, cash equivalents, and restricted cash at end of period	$38,805	$43,687	$29,666

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$37,467	$42,349	$24,503
Restricted cash included in other long-term assets	1,338	1,338	5,163
Cash, cash equivalents, and restricted cash at end of period	$38,805	$43,687	$29,666
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Biglari Holdings Inc. Shareholder’s Equity
	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling interest	Total
Balance at December 31, 2019	$1,138	$381,788	$611,039	$(2,810)	$(374,857)	$—	$616,298
Net earnings (loss)			(37,989)				(37,989)
Other comprehensive income, net				1,279			1,279
Adjustment to treasury stock for holdings in investment partnerships					(14,760)		(14,760)
Balance at December 31, 2020	$1,138	$381,788	$573,050	$(1,531)	$(389,617)	$—	$564,828
Net earnings			35,478				35,478
Other comprehensive income, net				(376)			(376)
Adjustment to treasury stock for holdings in investment partnerships					(12,234)		(12,234)
Balance at December 31, 2021	$1,138	$381,788	$608,528	$(1,907)	$(401,851)	$—	$587,696
Net earnings (loss)			(32,018)			(287)	(32,305)
Other comprehensive income, net				(883)			(883)
Adjustment to treasury stock for holdings in investment partnerships					(7,829)		(7,829)
Transactions with noncontrolling interest						8,889	8,889
Balance at December 31, 2022	$1,138	$381,788	$576,510	$(2,790)	$(409,680)	$8,602	$555,568
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years Ended December 31, 2022, 2021, and 2020)
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

Biglari Holdings’ management system combines decentralized operations with centralized financial decision-making. Operating decisions for the various business units are made by their respective managers. All major investment and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.
As of December 31, 2022, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.3% of the economic interest and approximately 70.4% of the voting interest.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Steak n Shake Inc., Western Sizzlin Corporation, First Guard Insurance Company, Maxim Inc., Southern Pioneer Property & Casualty Insurance Company, Southern Oil Company, and Abraxas Petroleum Corporation. Intercompany accounts and transactions have been eliminated in consolidation.
Change in Presentation
Loss and loss adjustment expenses of $1,508 were reclassified to accounts payable and accrued expenses as of December 31, 2021 to conform to current year presentation.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents primarily consist of U.S. Government securities and money market accounts, all of which have original maturities of three months or less. Cash equivalents are carried at fair value. The statement of cash flows includes restricted cash with cash and cash equivalents.
Investments
We classify investments in fixed maturity securities at the acquisition date as either available-for-sale or held-to-maturity and re-evaluate the classification at each balance sheet date. Securities classified as held-to-maturity are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. As of December 31, 2022 and 2021, all investments were classified as available-for-sale and carried at fair value with net unrealized gains or losses reported in the statements of earnings. Realized gains and losses on disposals of investments are determined by the specific identification of the cost of investments sold. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Investment Partnerships
The Company holds a limited interest in The Lion Fund, L.P., and The Lion Fund II, L.P. (collectively the “investment partnerships”). Biglari Capital Corp. (“Biglari Capital”), an entity solely owned by Mr. Biglari, is the general partner of the investment partnerships. Our interests in the investment partnerships are accounted as equity method investments because of our retained limited partner interests. The Company records investment partnership gains (inclusive of the investment partnerships’ unrealized gains and losses on their securities) as a component of other income based on our proportional ownership interest in the partnerships. The investment partnerships are, for purposes of generally accepted accounting principles (“GAAP”), investment companies under the AICPA Audit and Accounting Guide Investment Companies.
Concentration of Equity Price Risk
The majority of our investments are conducted through investment partnerships that generally hold common stocks. We also hold marketable securities directly. We concentrate a high percentage of the investments in a small number of equity securities.

Note 1.     Summary of Significant Accounting Policies (continued)
A significant decline in the general stock market or in the prices of our major investments may have a materially adverse effect on our earnings and on consolidated shareholders’ equity.
Receivables
Our accounts receivable balance consists primarily of franchisee, customer, and other receivables. We carry our accounts receivable at cost less an allowance for doubtful accounts, which is based on a history of past write-offs and collections and current credit conditions. Allowance for doubtful accounts was $1,151 and $505 at December 31, 2022 and 2021, respectively.
Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist primarily of restaurant food items and supply inventory.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the assets (10 to 30 years for buildings and land improvements, and 3 to 10 years for equipment). Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the related leases. Interest costs associated with the construction of new restaurants are capitalized. Major improvements are also capitalized, while repairs and maintenance are expensed as incurred. We review our long-lived restaurant assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For purposes of this assessment, assets are evaluated at the lowest level for which there are identifiable cash flows, which is generally at the individual restaurant level. Assets included in the impairment assessment generally consist of property, equipment, and leasehold improvements directly associated with an individual restaurant as well as any related finance or operating lease assets. If the future undiscounted cash flows of an asset are less than the recorded value, an impairment is recorded for the difference between the carrying value and the estimated fair value of the asset.

Oil and Gas Properties
The successful efforts method is used for crude oil and natural gas exploration and production activities. All costs for development wells, related plant and equipment, proved mineral interests in crude oil and natural gas properties, and related asset retirement obligation assets are capitalized. Costs of exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. Costs are also capitalized for exploratory wells that have found crude oil and natural gas reserves, even if the reserves cannot be classified as proved when the drilling is completed, provided the exploratory well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. All other exploratory wells and costs are expensed. We did not have any property acquisition or exploration activities during 2022, and our development costs were nominal.
Asset Retirement Obligations
Asset retirement obligations relate to future costs associated with the plugging and abandonment of oil and gas wells, the removal of equipment and facilities from leased acreage, and the return of such land to its original condition. The Company determines its asset retirement obligation amounts by calculating the present value of the estimated future cash outflows associated with its plug and abandonment obligations. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period through charges to depreciation, depletion, and amortization expense, and the capitalized cost is depleted on a unit-of-production basis over the proved developed reserves of the related asset. If an asset retirement obligation is settled for an amount other than the recorded amount, a gain or loss is recognized.
Goodwill and Other Intangible Assets
Goodwill and indefinite life intangible assets are not amortized, but are tested for potential impairment on an annual basis using either a qualitative or quantitative approach, or more often if events or circumstances change that could cause goodwill or indefinite life intangible assets to become impaired. Other purchased intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. During 2022 and 2021, no impairments were recorded to goodwill and other intangible assets. During 2020, we recorded an impairment to goodwill of $300 and an impairment to indefinite life intangible assets of $3,728. Refer to Note 8 for information regarding our goodwill and other intangible assets.

Note 1.     Summary of Significant Accounting Policies (continued)
Dual Class Common Stock
The Company has two classes of common stock, designated Class A common stock and Class B common stock. Each Class A common share is entitled to one vote. Class B common stock possesses economic rights equal to one-fifth (1/5th) of such rights of Class A common stock; however, Class B common stock has no voting rights.
The following table presents shares authorized, issued, and outstanding.

	December 31, 2022		December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640	206,864	2,068,640
Earnings Per Share
Earnings per share of common stock is based on the weighted-average number of shares outstanding during the year. The shares of Company stock attributable to our limited partner interest in the investment partnerships — based on our proportional ownership during this period — are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted-average common shares outstanding. However, these shares are legally outstanding.
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

	2022	2021	2020
Equivalent Class A common stock outstanding	620,592	620,592	620,592
Proportional ownership of Company stock held by investment partnerships	322,561	303,341	275,400
Equivalent Class A common stock for earnings per share	298,031	317,251	345,192
Revenue Recognition
Restaurant operations
Restaurant operations revenues were disaggregated as follows.

	2022	2021	2020
Net sales	$149,184	$187,913	$306,577
Franchise partner fees	63,853	55,641	22,213
Franchise royalties and fees	19,678	21,736	18,794
Other	8,853	6,000	3,082
	$241,568	$271,290	$350,666

Note 1.     Summary of Significant Accounting Policies (continued)
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
Franchise Partner Fees
Franchise partner fees are composed of up to 15% of sales as well as 50% of profits. We are therefore fully affected by the operating results of the business, unlike in a traditional franchising arrangement, where the franchisor obtains a royalty fee based on sales only. We generate the majority of our revenue from our share of the franchise partners’ profits. An initial franchise fee of ten thousand dollars is recognized when the operator becomes a franchise partner. The Company recognizes franchise partner fees monthly as underlying restaurant sales occur.

The Company leases or subleases property and equipment to franchisees under lease arrangements. Both real estate and equipment rental payments are charged to franchisees and are recognized in accordance with ASC 842, “Leases.” During the years ended 2022, 2021, and 2020, restaurant operations recognized $20,426, $15,483, and $5,675, respectively, in franchise partner fees related to rental income.
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
During the years ended December 31, 2022, 2021, and 2020, restaurant operations recognized $1,810, $2,033, and $1,879, respectively, in revenue related to initial franchise fees. As of December 31, 2022 and 2021, restaurant operations had deferred revenue recorded in accrued expenses related to franchise fees of $3,484 and $5,199, respectively. Restaurant operations expect to recognize approximately $703 of deferred revenue during 2023.
Our advertising arrangements with franchisees are reported in franchise royalties and fees. During the years ended December 31, 2022, 2021, and 2020, restaurant operations recognized $6,386, $6,829, and $5,193, respectively, in revenue related to franchisee advertising fees. As of December 31, 2022 and 2021, restaurant operations had deferred revenue recorded in accrued expenses related to franchisee advertising fees of $2,748 and $4,151, respectively. Restaurant operations expect to recognize approximately $2,061 of deferred revenue during 2023.
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

For the years ended December 31, 2022, 2021, and 2020, restaurant operations recognized $5,395, $5,903, and $9,201, respectively, of revenue from gift card redemptions. As of December 31, 2022 and 2021, restaurant operations had deferred revenue recorded in accrued expenses related to unredeemed gift cards of $9,279 and $15,059, respectively. Restaurant operations expect to recognize approximately $5,975 of deferred revenue during 2023.
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
Oil and Gas Production Costs
Oil and gas production costs are costs incurred to operate and maintain wells and related equipment and facilities, including lease operating expenses and production taxes.
Marketing Expense
Advertising costs are charged to expense at the later of the date the expenditure is incurred or the date the promotional item is first communicated. Marketing expense is included in selling, general and administrative expenses in the consolidated statement of earnings.
Savings Plans
Several of our subsidiaries also sponsor defined contribution retirement plans, such as 401(k) or profit-sharing plans. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Some of the plans allow for discretionary contributions as determined by management. Employer contributions expensed with respect to these plans were not material.
Foreign Currency Translation
The Company has certain subsidiaries located in foreign jurisdictions. For subsidiaries whose functional currency is other than the U.S. dollar, the translation of functional currency statements to U.S. dollar statements uses end-of-period exchange rates for assets and liabilities, weighted-average exchange rates for revenue and expenses, and historical rates for equity. The resulting currency translation adjustment is recorded in accumulated other comprehensive income, as a component of equity.
Use of Estimates
Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.
Note 2.     Business Acquisitions

On September 14, 2022, the Company purchased the Series A Preferred Stock (the “Preferred Shares”) of Abraxas Petroleum for a purchase price of $80,000. On October 26, 2022, the Company exchanged the Preferred Shares for 90% of the outstanding common stock of Abraxas Petroleum. We have concluded that Abraxas Petroleum is a consolidated entity and have recorded noncontrolling interests attributable to the interest held by other shareholders. The Company used working capital including its line of credit to fund the purchase of the Preferred Shares. Abraxas Petroleum operates oil and natural gas properties in the Permian Basin. The Company’s financial results include the results of Abraxas Petroleum from the acquisition date to the end of the year.

The purchase price allocation is provisional and subject to revision as the related valuations are completed.

September 14, 2022
Cash and cash equivalents	$21,726
Receivables and other assets	6,518
Property and equipment	75,400
Total identifiable assets acquired	103,644

Accounts payable and accrued expenses	(10,719)
Asset retirement obligations	(3,587)
Deferred taxes	(449)
Total liabilities assumed	(14,755)

Minority interest	(8,889)
Total consideration	$80,000

On March 9, 2020, Biglari Holdings acquired the stock of Southern Pioneer Property & Casualty Insurance Company and its agency, Southern Pioneer Insurance Agency, Inc. (collectively “Southern Pioneer”). Southern Pioneer underwrites garage liability insurance and commercial property coverage, homeowners and dwelling fire insurance coverage, among other lines. The financial results for Southern Pioneer are included from the date of acquisition. Pro-forma financial information of Southern Pioneer is not material.
Note 3.     Investments
Investments were $69,466 and $83,061 as of December 31, 2022 and 2021, respectively. We classify investments in fixed maturity securities at the acquisition date as either available-for-sale or held-to-maturity and re-evaluate the classification at each balance sheet date. Securities classified as held-to-maturity are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. Realized gains and losses on disposals of investments are determined on a specific identification basis. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Investment losses in 2022 were $3,393. Investment gains in 2021 were $6,401, which includes a $5,047 gain on the sale of real estate. The Company purchased 26 acres of land in Murfreesboro, Tennessee, in 2014 for $2,145 and sold it in the third quarter of 2021. Investment gains were $3,644 in 2020.

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2019	$666,123	$160,581	$505,542
Investment partnership gains (losses)	(46,997)	(3,965)	(43,032)
Distributions (net of contributions)	(28,200)		(28,200)
Increase in proportionate share of Company stock held		14,760	(14,760)
Partnership interest at December 31, 2020	$590,926	$171,376	$419,550
Investment partnership gains (losses)	51,145	40,192	10,953
Distributions (net of contributions)	(167,870)		(167,870)
Increase in proportionate share of Company stock held		12,234	(12,234)
Partnership interest at December 31, 2021	$474,201	$223,802	$250,399
Investment partnership gains (losses)	(80,374)	(4,421)	(75,953)
Distributions (net of contributions)	(10,823)		(10,823)
Increase in proportionate share of Company stock held		7,829	(7,829)
Partnership interest at December 31, 2022	$383,004	$227,210	$155,794
The carrying value of the investment partnerships net of deferred taxes is presented below.

	December 31,
	2022	2021
Carrying value of investment partnerships	$155,794	$250,399
Deferred tax liability related to investment partnerships	(23,643)	(44,532)
Carrying value of investment partnerships net of deferred taxes	$132,151	$205,867
The Company’s proportionate share of Company stock held by the investment partnerships at cost was $409,680 and $401,851 at December 31, 2022 and 2021, respectively, and was recorded as treasury stock.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	2022	2021	2020
Gains (losses) from investment partnerships	$(75,953)	$10,953	$(43,032)
Tax expense (benefit)	(18,992)	2,054	(10,526)
Contribution to net earnings	$(56,961)	$8,899	$(32,506)
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
There were no incentive reallocations from Biglari Holdings to Biglari Capital during 2022 and 2021. There were $987 of incentive reallocations from Biglari Holdings to Biglari Capital during 2020, including $253 associated with gains on the Company’s common stock.

Note 4.     Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P., and The Lion Fund II, L.P., is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of December 31, 2022	$285,071	$330,832
Total liabilities as of December 31, 2022	$10,517	$167,847
Revenue for the year ended December 31, 2022	$(8,353)	$(79,397)
Earnings for the year ended December 31, 2022	$(8,690)	$(82,534)
Biglari Holdings’ ownership interest	88.5%	86.0%

Total assets as of December 31, 2021	$114,749	$564,022
Total liabilities as of December 31, 2021	$7,763	$130,417
Revenue for the year ended December 31, 2021	$20,068	$41,486
Earnings for the year ended December 31, 2021	$19,994	$40,621
Biglari Holdings’ ownership interest	62.7%	93.9%

Total assets as of December 31, 2020	$112,970	$566,663
Total liabilities as of December 31, 2020	$189	$25,453
Revenue for the year ended December 31, 2020	$(4,052)	$(48,544)
Earnings for the year ended December 31, 2020	$(4,120)	$(49,832)
Biglari Holdings’ ownership interest	66.2%	95.4%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5.     Other Current Assets
Other current assets include the following.

	December 31,
	2022	2021
Deferred commissions on gift cards sold by third parties	$1,454	$3,221
Asset held for sale	4,700	—
Prepaid contractual obligations	4,341	3,867
Other current assets	$10,495	$7,088
The asset held for sale is Abraxas Petroleum’s office building in San Antonio, Texas.

Note 6.     Property and Equipment
Property and equipment are composed of the following.

	December 31,
	2022	2021
Land	$143,313	$144,605
Buildings	151,627	148,605
Land and leasehold improvements	151,496	147,349
Equipment	222,661	224,581
Oil and gas properties	144,888	74,147
Construction in progress	2,238	2,815
	816,223	742,102
Less accumulated depreciation, depletion, and amortization	(415,498)	(392,751)
Property and equipment, net	$400,725	$349,351
The depreciation and amortization expense for property and equipment for 2022, 2021, and 2020 was $28,879, $22,012, and $19,586, respectively. The depletion expense related to oil and gas properties was $7,024, $7,600, and $11,989 during 2022, 2021, and 2020, respectively. The accretion expense of the Company’s asset retirement obligations was $540, $438, and $497 during 2022, 2021, and 2020, respectively. Depletion and accretion expense are included in depreciation, depletion, and amortization expense within the consolidated statement of earnings.
The Company recorded impairments to restaurant long-lived assets of $3,520, $4,635, and $19,618 during 2022, 2021, and 2020, respectively. The fair value of the long-lived assets was determined based on Level 3 inputs using a discounted cash flow model and quoted prices for the properties.
The property and equipment cost related to finance obligations as of December 31, 2022, is as follows: $45,138 of buildings, $45,148 of land, $26,614 of land and leasehold improvements, and $57,754 of accumulated depreciation.
Note 7.    Asset Retirement Obligations
A reconciliation of the ending aggregate carrying amount of asset retirement obligations is as follows.

	December 31
	2022	2021
Beginning balance	$10,624	$10,258
Acquired balance	3,587	—
Liabilities settled	(106)	(72)
Accretion expense	540	438
Asset retirement obligation	$14,645	$10,624
As of December 31, 2022 and 2021, $577 and $235, respectively, is classified as current and is included in accounts payable and accrued expenses in the consolidated balance sheets.
Note 8.     Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. No goodwill was recorded with the acquisition of Southern Oil or Abraxas Petroleum.

Note 8.     Goodwill and Other Intangible Assets (continued)

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Insurance	Total
Balance as of December 31, 2020
Goodwill	$28,183	$25,713	$53,896
Accumulated impairment losses	(300)	—	(300)
	$27,883	$25,713	$53,596
Change in foreign exchange rates during 2021	(49)	—	(49)
Balance as of December 31, 2021	$27,834	$25,713	$53,547
Change in foreign exchange rates during 2022	(34)	—	(34)
Balance as of December 31, 2022	$27,800	$25,713	$53,513

We evaluate goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value. GAAP allows entities testing for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. For our 2022 annual goodwill impairment testing, we elected to perform qualitative assessments for our reporting units. No indicators of impairment were noted. If a quantitative test were to be utilized for our reporting units, it would estimate the fair value of each reporting unit and compare it to its carrying value. To the extent the fair value was in excess of the carrying value, no impairment would be recognized. Otherwise, an impairment loss would be recognized for the amount that the carrying value of our reporting units, including goodwill, exceeded its fair value. In performing the quantitative test of goodwill, fair value would be determined based on a calculation that gives consideration to an income approach utilizing the discounted cash flow method and to a market approach using the market comparable and market transaction methods. No impairment was recorded for our reporting units in 2022 and 2021. The fair value of certain of Steak n Shake’s reporting units declined in 2020, and an impairment to goodwill of $300 was recorded in 2020. An impairment of Western Sizzlin’s goodwill may be necessary if a significant decline in its franchise units occurs.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance as of December 31, 2020
Intangibles	$15,876	$11,917	$27,793
Accumulated impairment losses	—	(3,728)	(3,728)
	$15,876	$8,189	$24,065
Change in foreign exchange rates during 2021	—	(602)	(602)
Balance as of December 31, 2021	$15,876	$7,587	$23,463
Change in foreign exchange rates during 2022	—	(426)	(426)
Balance as of December 31, 2022	$15,876	$7,161	$23,037
Intangible assets with indefinite lives consist of trade names and lease rights. No impairment was recorded in 2022 or 2021. During 2020, the Company recorded impairment charges of $3,728 on lease rights to our international operations because of the adverse effects of the COVID-19 pandemic.

Note 9.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	December 31,
	2022	2021
Accounts payable	$28,431	$36,684
Gift cards and other marketing	12,028	19,244
Insurance accruals	6,012	7,936
Salaries, wages, and vacation	4,400	5,905
Deferred revenue	4,445	6,683
Taxes payable	14,896	11,392
Professional fees	600	11,731
Oil and gas payable	3,877	1,936
Other	3,927	464
Accounts payable and accrued expenses	$78,616	$101,975

Note 10.     Unpaid loss and loss adjustment expense
Other liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under insurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, net of reinsurance, is as follows.

	December 31,
	2022	2021
Amount of claim liabilities at the beginning of the year, net of reinsurance loss recoverable of $1,892 and $1,544, respectively	$13,101	$12,429
Incurred losses and loss adjustment expenses:
Provision for insured events in the current year	37,837	29,343
Change in provision for insured events of prior years	(652)	(1,695)
Total incurred losses and loss adjustment expenses	37,185	27,648
Payments:
Losses and loss adjustment expenses attributable to insured events of the current year	27,415	21,926
Losses and loss adjustment expenses attributable to insured events of prior years	6,066	5,050
Total payments	33,481	26,976
Amount of claim liabilities at the end of each year, net of reinsurance loss recoverable of $715 and $1,892, respectively	$16,805	$13,101
Incurred losses and loss adjustment expenses shown in the preceding table were recorded in earnings and related to insured events occurring in the current year and events occurring in all prior years. Incurred and paid loss and loss adjustment expenses are net of reinsurance recoveries.
We recorded net reductions of estimated ultimate liabilities for prior accident years of $652 in 2022 and $1,695 in 2021. These reductions, as a percentage of net liabilities at the beginning of each year, were 5.0% in 2022 and 13.6% in 2021.

Note 10.     Unpaid losses and loss adjustment expenses (continued)
Our net incurred and paid liability losses and loss adjustment expenses are summarized by accident year below. IBNR and case development liabilities are as of December 31, 2022.

Incurred Losses and Loss Adjustment Expenses through December 31,
Accident Year	2017*	2018*	2019*	2020*	2021*	2022	IBNR and Case Development Liabilities	Cumulative Number of Reported Claims
2017	$29,877	$28,778	$28,944	$28,553	$28,231	$29,452	$229	$4,322
2018		26,930	26,660	26,455	26,387	27,616	359	3,746
2019			27,675	26,758	26,461	27,295	1,013	3,630
2020				26,755	25,176	25,594	978	3,640
2021					26,892	27,518	3,834	3,633
2022						35,996	10,392	3,703
						$173,471

Cumulative Paid Losses and Loss Adjustment Expenses through December 31,
Accident Year	2017*	2018*	2019*	2020*	2021*	2022
2017	$22,293	$25,491	$26,991	$27,548	$27,815	$29,223
2018		20,246	23,796	24,844	25,589	27,257
2019			20,755	23,787	24,647	26,282
2020				20,481	22,614	24,616
2021					19,649	23,684
2022						25,604
						$156,666
*Unaudited required supplemental information
Loss and loss adjustment expense reserves include an amount for reported losses and an amount for losses incurred but not reported. We establish average liabilities based on expected severities for newly reported claims prior to establishing individual case reserves when insufficient time or information is available for specific claim estimates and for large volumes of minor physical damage claims that, once reported, are quickly settled. We establish case loss estimates for claims, including estimates for loss adjustment expenses, as the facts and merits of the claim are evaluated. Such reserves are necessarily based upon estimates, and while management, based on past experience, believes that the amount is adequate, the ultimate liability may be more or less than the amounts provided. We may record supplemental IBNR liabilities in certain situations when actuarial techniques are difficult to apply. The methods for making such estimates and for establishing the resulting reserves are continually reviewed, and any adjustments are reflected in operations annually.
First Guard

First Guard’s claim liabilities predominately relate to commercial truck claims. For such claims, we establish and evaluate unpaid claim liabilities using historical claims data and other data as necessary to determine our best estimate, with an annual review by certified actuaries and certified public accountants. Claim liabilities include average case, case development, and IBNR estimates.

Note 10.     Unpaid losses and loss adjustment expenses (continued)
Southern Pioneer
Southern Pioneer’s claim liabilities predominately relate to liquor liability, garage liability, and commercial property as well as homeowners and dwelling fire claims. For such claims, we establish and evaluate unpaid claim liabilities using standard actuarial methods and techniques. The actuarial methods utilize historical claims data, adjusted when deemed appropriate to reflect perceived changes in loss patterns. Claim liabilities include average case, case development, and IBNR estimates.

Note 11.     Income Taxes
The components of the provision for income taxes consist of the following.

	2022	2021	2020
Current:
Federal	$1,935	$1,053	$(472)
State	2,925	467	476
Deferred	(15,582)	5,269	(12,216)
Income tax expense (benefit)	$(10,722)	$6,789	$(12,212)

Reconciliation of effective income tax:
Tax at U.S. statutory rates	$(9,036)	$8,875	$(10,542)
State income taxes, net of federal benefit	(555)	192	(1,750)
Federal income tax credits	(106)	(864)	(424)
Dividends received deduction	(1,183)	(468)	(233)
Valuation allowance	614	(723)	733
Foreign tax rate differences	(124)	(78)	240
Other	(332)	(145)	(236)
Income tax expense (benefit)	$(10,722)	$6,789	$(12,212)

The Company did not have a net tax expense or benefit on income from international operations. Losses before income taxes derived from domestic operations during 2022 were $40,624, earnings before income taxes derived from domestic operations during 2021 were $43,886, and losses before income taxes derived from domestic operations during 2020 were $40,989. Losses before income taxes derived from international operations during 2022, 2021, and 2020 were $2,403, $1,619, and $9,212, respectively.
As of December 31, 2022, we had $99 of unrecognized tax benefits, including $13 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. As of December 31, 2021, we had $83 of unrecognized tax benefits, including $4 of interest and penalties, which is included in other long-term liabilities in the consolidated balance sheet. Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense. The unrecognized tax benefits of $99 would impact the effective income tax rate if recognized. Adjustments to the Company’s unrecognized tax benefit for gross increases for the current period tax position, gross decreases for prior period tax positions, and the lapse of statutes of limitations during 2022, 2021, and 2020 were not significant.
We file income tax returns which are periodically audited by various foreign, federal, state, and local jurisdictions. With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2019. We believe we have certain state income tax exposures related to fiscal years 2018 through 2022.
Deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Note 11.     Income Taxes (continued)

Our deferred tax assets and liabilities consist of the following.

	December 31,
	2022	2021
Deferred tax assets:
Insurance reserves	$1,490	$1,464
Compensation accruals	373	647
Gift card accruals	1,159	2,350
Net operating loss credit carryforward	12,597	11,018
Valuation allowance on net operating losses	(6,043)	(5,429)
Fixed assets and depletable assets basis difference	(3,867)	588
Income tax credit carryforward	—	813
Deferred income	830	1,106
Bad debt reserve	1,104	1,052
Other	487	796
Total deferred tax assets	8,130	14,405

Deferred tax liabilities:
Investment partnerships	23,643	44,532
Investments	(197)	845
Goodwill and intangibles	16,027	15,561
Total deferred tax liabilities	39,473	60,938
Net deferred tax liability	$(31,343)	$(46,533)
Accounts payable and accrued expenses include income taxes payable of $3,881 as of December 31, 2022. Receivables include income taxes receivable of $344 as of December 31, 2021.

Note 12.     Line of Credit and Note Payable
Biglari Holdings Line of Credit
On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. The line of credit will be available on a revolving basis until September 12, 2024. The line of credit includes customary covenants, as well as financial maintenance covenants. The balance of the line of credit on December 31, 2022, was $10,000. Our interest rate was 6.53% on December 31, 2022, which is based on the 30-day Secured Overnight Financing Rate plus 2.728%.
Steak n Shake Credit Facility
On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000. The term loan was scheduled to mature on March 19, 2021. The Company repaid Steak n Shake’s outstanding balance in full on February 19, 2021.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of December 31, 2022 and 2021, Western Sizzlin had no debt outstanding under its revolver.

Note 13.     Lease Assets and Obligations

Lease obligations include the following.

	December 31,
	2022	2021
Current portion of lease obligations
Finance lease liabilities	$1,237	$1,414
Finance obligations	5,161	4,944
Operating lease liabilities	10,583	10,540
Total current portion of lease obligations	$16,981	$16,898

Long-term lease obligations
Finance lease liabilities	$4,129	$5,347
Finance obligations	58,868	63,119
Operating lease liabilities	28,847	36,013
Total long-term lease obligations	$91,844	$104,479

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

Total lease costs consist of the following.

	2022	2021	2020
Finance lease costs:
Amortization of right-of-use assets	$1,290	$1,576	$1,404
Interest on lease liabilities	422	521	582
Operating lease costs*	2,736	1,119	9,995
Total lease costs	$4,448	$3,216	$11,981
*Includes short-term leases, variable lease costs, and sublease income.

Supplemental cash flow information related to leases is as follows.

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,396	$1,629
Operating cash flows from finance leases	$421	$506
Operating cash flows from operating leases	$12,946	$13,195
Supplemental balance sheet information related to leases is as follows.

	December 31, 2022	December 31, 2021
Finance leases:
Property and equipment, net	$4,352	$5,634

Note 13.     Lease Asset and Obligations (continued)

Weighted-average lease terms and discount rates are as follows.

2022
Weighted-average remaining lease terms:
Finance leases	4.32 years
Operating leases	4.53 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%

Maturities of lease liabilities as of December 31, 2022, are as follows.

Year	Operating Leases	Finance Leases
2023	$12,816	$1,569
2024	10,109	1,534
2025	8,277	1,298
2026	5,630	959
2027	3,333	623
After 2027	5,890	232
Total lease payments	46,055	6,215
Less interest	6,625	849
Total lease liabilities	$39,430	$5,366

Rent expense is presented below.

	2022	2021	2020
Minimum rent	$14,333	$14,926	$15,672
Contingent rent	105	137	137
Rent expense	$14,438	$15,063	$15,809

Lease Income
The components of lease income are as follows.

	2022	2021	2020
Operating lease income	$15,698	$13,173	$5,027
Variable lease income	5,875	3,479	1,738
Total lease income	$21,573	$16,652	$6,765

Note 13.     Lease Asset and Obligations (continued)

The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of December 31, 2022. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
2023	$747	$162
2024	503	162
2025	454	162
2026	134	154
2027	116	116
After 2027	125	347
Total future minimum receipts	$2,079	$1,103

Note 14.     Related Party Transactions
Services Agreement
During 2017, the Company entered into a services agreement with Biglari Enterprises LLC and Biglari Capital Corp. (collectively, the “Biglari Entities”) under which the Biglari Entities provide business and administrative related services to the Company. The Biglari Entities are owned by Mr. Biglari. The services agreement has a rolling five-year term, with annual adjustments to the fixed fee. The fixed fee has not been adjusted, remaining at $700 per month since inception.

The Company paid Biglari Enterprises $8,400 in service fees during 2022 and 2021. The services agreement does not alter the Company’s hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
Investments in The Lion Fund, L.P., and The Lion Fund II, L.P.
As of December 31, 2022, the Company’s investments in The Lion Fund, L.P., and The Lion Fund II, L.P., had a fair value of $383,004.

Contributions to and distributions from The Lion Fund, L.P., and The Lion Fund II, L.P., were as follows.

	2022	2021	2020
Contributions	$59,877	$12,300	$70,130
Distributions	(70,700)	(180,170)	(98,330)
	$(10,823)	$(167,870)	$(28,200)
As the general partner of the investment partnerships, Biglari Capital will earn an incentive reallocation fee, on December 31 of each year, for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high-water mark. There were no incentive reallocations in 2022 or 2021. There were $987 of incentive reallocations from Biglari Holdings to Biglari Capital during 2020, including $253 associated with gains on the Company’s common stock. Gains on the Company’s common stock and the related incentive reallocations are eliminated in our financial statements.
Incentive Agreement
The Incentive Agreement establishes a performance-based annual incentive payment for Mr. Biglari contingent upon the growth in adjusted equity in each year attributable to our operating businesses. In order for Mr. Biglari to receive any incentive, our operating businesses must achieve an annual increase in shareholders’ equity in excess of 6% (the “hurdle rate”) above the previous highest level (the “high-water mark”). Mr. Biglari will receive 25% of any incremental book value created above the high-water mark plus the hurdle rate. In any year in which book value declines, our operating businesses must completely recover their deficit from the previous high-water mark, and attain the hurdle rate, before Mr. Biglari becomes eligible to receive any further incentive payment. No incentive fees were earned during 2022, 2021, or 2020.

Note 15.     Commitments and Contingencies

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements, is not likely to have a material effect on our results of operations, financial position, or cash flow.
Note 16.     Fair Value of Financial Assets
The fair values of substantially all of our financial instruments were measured using market or income approaches. Considerable judgment may be required in interpreting the market data used to develop the estimates of fair value. Accordingly, the fair values presented are not necessarily indicative of the amounts that could be realized in an actual current market exchange. The use of alternative market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.
The hierarchy for measuring fair value consists of Levels 1 through 3, which are described below.
•Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.
•Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs), such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks, and default rates; and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means. Pricing evaluations generally reflect discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, estimated durations, and yields for other instruments of the issuer or entities in the same industry sector.
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

The following methods and assumptions were used to determine the fair value of each class of the following assets recorded at fair value in the consolidated balance sheets:
Cash equivalents: Cash equivalents primarily consist of money market funds, which are classified within Level 1 of the fair value hierarchy.
Equity securities: The Company’s investments in equity securities are classified within Levels 1 and 2 of the fair value hierarchy.
Bonds: The Company’s investments in bonds consist of both corporate and government debt. Bonds are classified as Level 1 of the fair value hierarchy.
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

Note 16.     Fair Value of Financial Assets (continued)
As of December 31, 2022 and 2021, the fair values of financial assets were as follows.

	December 31,
	2022				2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$17,608	$—	$—	$17,608	$18,447	$—	$—	$18,447
Equity securities:
Consumer goods	17,274	—	—	17,274	10,775	2,368	—	13,143
Other	2,031	—	—	2,031	9,400	—	—	9,400
Bonds:
Government	48,456	—	—	48,456	54,584	—	—	54,584
Corporate	2,199	—	—	2,199	4,512	—	—	4,512
Options on equity securities	—	—	—	—	—	2,095	—	2,095
Non-qualified deferred compensation plan investments	699	—	—	699	1,607	—	—	1,607
Total assets at fair value	$88,267	$—	$—	$88,267	$99,325	$4,463	$—	$103,788
There were no changes in the valuation techniques used to measure fair values on a recurring basis.
Note 17.     Business Segment Reporting
Our reportable business segments are organized in a manner that reflects how management views those business activities. Our restaurant operations include Steak n Shake and Western Sizzlin. Our insurance operations include First Guard and Southern Pioneer. Our oil and gas operations include Southern Oil and Abraxas Petroleum. The Company also reports segment information for Maxim. Other business activities not specifically identified with reportable business segments are presented in corporate. We report our earnings from investment partnerships separate from our corporate expenses. We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are neither necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations. The tabular information that follows shows data of our reportable segments reconciled to amounts reflected in the consolidated financial statements.

Note 17. Business Segment Reporting (continued)
A disaggregation of our consolidated data for each of the three most recent years is presented in the tables which follow.

	Revenue
	2022	2021	2020
Operating Businesses:
Restaurant Operations:
Steak n Shake	$231,820	$263,135	$344,305
Western Sizzlin	9,748	8,155	6,361
Total Restaurant Operations	241,568	271,290	350,666

Insurance Operations:
Underwriting:
First Guard	35,914	33,521	30,210
Southern Pioneer	24,035	21,890	19,010
Investment income and other	4,591	3,198	3,459
Total Insurance Operations	64,540	58,609	52,679

Oil and Gas Operations:
Southern Oil	46,091	33,004	26,255
Abraxas Petroleum	11,455	—	—
Total Oil and Gas Operations	57,546	33,004	26,255

Maxim	4,577	3,203	4,083
	$368,231	$366,106	$433,683

Note 17. Business Segment Reporting (continued)

	Earnings (Loss) Before Income Taxes
	2022	2021	2020
Operating Businesses:
Restaurant Operations:
Steak n Shake	$11,478	$13,524	$(4,587)
Western Sizzlin	1,484	931	(765)
Total Restaurant Operations	12,962	14,455	(5,352)

Insurance Operations:
Underwriting:
First Guard	6,578	10,573	9,379
Southern Pioneer	(1,277)	1,744	620
Investment income and other	4,603	2,118	2,432
Total Insurance Operations	9,904	14,435	12,431

Oil and Gas Operations:
Southern Oil	24,539	9,713	2,018
Abraxas Petroleum	652	—	—
Total Oil and Gas Operations	25,191	9,713	2,018

Maxim	1,760	814	1,784
Interest expense not allocated to segments	(399)	(1,121)	(9,262)
Operating Businesses	49,418	38,296	1,619

Corporate and other	(13,099)	(13,383)	(12,432)
Investment gains (losses)	(3,393)	6,401	3,644
Investment partnership gains (losses)	(75,953)	10,953	(43,032)

	$(43,027)	$42,267	$(50,201)

	Capital Expenditures
	2022	2021	2020
Operating Businesses:
Restaurant	$24,470	$60,296	$17,858
Insurance	1,558	1,451	5
Oil and Gas	906	996	2,806
Operating Businesses	26,934	62,743	20,669
Corporate and other	2,812	1,806	33
Consolidated results	$29,746	$64,549	$20,702

Note 17. Business Segment Reporting (continued)

	Depreciation, Depletion, and Amortization
	2022	2021	2020
Operating Businesses:
Restaurant	$27,496	$21,484	$19,042
Insurance	193	176	414
Oil and Gas	8,013	8,073	12,527
Operating Businesses	35,702	29,733	31,983
Corporate and other	741	317	239
Consolidated results	$36,443	$30,050	$32,222
A disaggregation of our consolidated assets is presented in the table that follows.

	Identifiable Assets
	December 31,
	2022	2021
Reportable segments:
Restaurant Operations:
Steak n Shake	$341,199	$377,676
Western Sizzlin	19,431	17,239
Total Restaurant Operations	360,630	394,915

Insurance Operations:
First Guard	58,997	74,615
Southern Pioneer	75,373	72,321
Total Insurance Operations	134,370	146,936

Oil and Gas Operations:
Southern Oil	49,416	53,359
Abraxas Petroleum	81,339	—
Total Oil and Gas Operations	130,755	53,359

Maxim	16,093	16,605
Corporate	30,832	32,593
Investment partnerships	155,794	250,399
Total assets	$828,474	$894,807

Note 18.     Supplemental Disclosures of Cash Flow Information
A summary of supplemental cash flow information for each of the three years ending December 31, 2022, 2021 and 2020 is presented in the following table.

	2022	2021	2020
Cash paid during the year for:
Interest on debt	$359	$994	$9,397
Interest on obligations under leases	5,493	6,039	6,274
Income taxes	1,092	4,532	15,402
Non-cash investing and financing activities
Capital expenditures in accounts payable	1,897	8,733	2,399
Finance lease additions	—	733	3,285
Finance lease retirements	—	1,216	4,842
Note 19.     Supplemental Oil and Gas Disclosures (Unaudited)
The Company has determined it had significant oil and gas producing activities during the years ended December 31, 2022 and December 31, 2021 in accordance with ASC 932 “Extractive Activities — Oil and Gas.” The Company did not have significant oil and gas producing activities within the meaning of ASC 932 during the year ended December 31, 2020.
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

Proved oil and gas reserves are the estimated quantities that geoscience and engineering data demonstrate with reasonable certainty to be economically producible from known reservoirs under existing economic conditions, operating methods, and government regulations. Net proved reserves exclude royalties and interests owned by others and reflect contractual arrangements and royalty obligations in effect at the time of the estimate. Proved reserves are classified as either developed or undeveloped. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are the quantities expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Due to the inherent uncertainties and the limited nature of reservoir data, estimates of reserves are subject to change as additional information becomes available.

We engaged Netherland, Sewell & Associates, Inc. (“NSAI”), to prepare our reserve estimates for all of our estimated proved reserves at December 31, 2022. All proved oil and natural gas reserves are located in the United States, primarily offshore in the shallow waters of the Gulf of Mexico and in the Permian Basin.

Note 19.     Supplemental Oil and Gas Disclosures (Unaudited) (continued)
The following table sets forth our estimate of the net proved oil and gas reserves for the year ended December 31, 2022 and 2021.

	Oil (MBbl)	Gas (MMcf)	Liquids (Bbl)	MBOE
Total proved reserves at December 31, 2020	2,223	24,917	—	6,376
Revisions	433	4,235	—	1,139
Extensions	62	189	—	94
Production	(357)	(2,798)	—	(824)
Total proved reserves at December 31, 2021	2,361	26,544	—	6,785
Revisions	(355)	(3,288)	—	(903)
Extensions	—	—	—	—
Acquisition of reserves	3,415	19,334	1,550	8,188
Production	(450)	(2,341)	(42)	(882)
Total proved reserves at December 31, 2022	4,971	40,249	1,508	13,188

Proved developed reserves
December 31, 2022	4,507	32,132	1,508	11,371
December 31, 2021	1,897	18,427	—	4,968

Proved undeveloped reserves
December 31, 2022	464	8,117	—	1,817
December 31, 2021	464	8,117	—	1,817

Revisions are affected by commodity prices as well as changes to previous proved reserve estimates based on the evaluation of production and operating performance data.

Bbl — One stock tank barrel, or 42 United States gallons liquid volume.
MBbl — Thousand barrels.
MMcf — Million cubic feet of natural gas.
MBOE — Thousand barrels of oil equivalent.

Natural gas is converted to an oil equivalent basis at six thousand cubic feet per one barrel of oil.
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves
The standardized measure of discounted future net cash flows presented in the following table was computed using the 12-month unweighted average of the first-day-of-the-month commodity prices, the costs in effect at December 31, 2022 and 2021, and a 10 percent discount factor. The Company cautions that actual future net cash flows may vary considerably from these estimates. Although the Company’s estimates of total proved reserves, development costs, and production rates were based on the best available information, the development and production of the crude oil and natural gas reserves may not occur in the periods assumed. Actual prices realized, costs incurred, and production quantities may vary significantly from those used. Therefore, the estimated future net cash flow computations should not be considered to represent the Company’s estimate of the expected revenues or the current value of proved reserves.

Note 19.     Supplemental Oil and Gas Disclosures (Unaudited) (continued)
The following table sets forth the standardized measure of discounted future net cash flows attributable to proved crude oil and natural gas reserves as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Future cash inflows	$728,382	$247,294
Future production costs	(288,816)	(78,207)
Future development and abandonment costs	(36,719)	(32,673)
Future income tax expense	(69,999)	(28,904)
Future net cash flows	332,848	107,510
10% annual discount for estimated timing of cash flows	(122,781)	(29,751)
Standardized measure of discounted future net cash flows	$210,067	$77,759

Changes in Standardized Measure of Discounted Future Net Cash Flows
Principle changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves are as follows.

Standardized measure at December 31, 2020	$31,330
Net change in prices and production costs	67,058
Net change in future development costs	(85)
Sales of oil and natural gas, net of production expenses	(22,098)
Extensions	104
Revisions of previous quantity estimates	17,754
Net change in taxes	(14,604)
Accretion of discount	3,759
Changes in timing and other	(5,459)
Standardized measure at December 31, 2021	$77,759
Net change in prices and production costs	58,439
Net change in future development costs	104
Sales of oil and natural gas, net of production expenses	(41,859)
Extensions	—
Acquisition of reserves	141,051
Revisions of previous quantity estimates	(9,072)
Net change in taxes	(26,456)
Accretion of discount	9,862
Changes in timing and other	239
Standardized measure at December 31, 2022	$210,067

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.     Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The management of Biglari Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
We are in the process of evaluating the existing controls and procedures of Abraxas Petroleum and integrating Abraxas Petroleum into our internal control over financial reporting. Abraxas Petroleum was acquired on September 14, 2022, and its financial statements constitute approximately 9.8% of total assets, 3.1% of revenues, and 2.5% of net earnings of the consolidated financial statement amounts as of and for the year ended December 31, 2022. In accordance with Securities and Exchange Commission guidance, we have excluded Abraxas Petroleum from management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Biglari Holdings Inc.
February 25, 2023
Item 9B.     Other Information
None.

Part III
Item 10.     Directors, Executive Officers and Corporate Governance
Item 11.     Executive Compensation
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Item 14.     Principal Accountant Fees and Services
The information required by Part III Items 10, 11, 12, 13 and 14 will be contained in the Company’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, to be filed on or before April 20, 2023, and such information is incorporated herein by reference.

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

10.1	Form of Indemnity Agreement for Directors, as adopted on May 26, 2022.
21.01	Subsidiaries of the Company.
31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Netherland, Sewell & Associates Inc. Independent Petroleum Engineers and Geologists.
101	Interactive Data Files
104	Cover page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to the Annual Report on Form 10-K.
**	Furnished herewith.

Item 16.     Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2023.

BIGLARI HOLDINGS INC.

By:	/s/ BRUCE LEWIS
Bruce Lewis Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 25, 2023.

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