Form 10-K/A
period 2022-12-31
Biglari Holdings Inc.
filed 2023-03-31
CIK 1726173

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
DOCUMENTS INCORPORATED BY REFERENCE
None

Page

PART IV

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings”, “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2023 (the “Original Filing”), to include separate audited financial statements of The Lion Fund II, L.P. (the “Lion Fund II”) pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”) in Part IV, Item 15. The audited financial statements of the Lion Fund II (the “Lion Fund II Financial Statements”) were not available at the time of the Original Filing. In accordance with Rule 3-09(b)(2), the Lion Fund II Financial Statements are being filed as an amendment to the Original Filing within 90 days after the end of the Lion Fund II’s fiscal year.

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

INDEPENDENT AUDITOR’S REPORT

To the Partners of The Lion Fund II, L.P.

San Antonio, Texas

Opinion

We have audited the financial statements of The Lion Fund II, L.P. (a Delaware Limited Partnership) (the “Fund”), which comprise the statements of assets and liabilities, including the condensed schedule of investments, as of December 31, 2022 and 2021, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2022 and the related notes to the financial statements (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of The Fund as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Fund and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

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

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern for one year after the date that the financial statements are issued.

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
•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern for a reasonable period of time.
We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
March 31, 2023

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF ASSETS AND LIABILITIES

	December 31, 2022	December 31, 2021
ASSETS:
Investments in securities — at fair value	$330,759,640	$534,365,480
Cash and cash equivalents	58,422	29,656,370
Accrued dividend	14,367	—
Total assets	$330,832,429	$564,021,850

LIABILITIES:
Due to broker	$167,647,866	$100,384,135
Investments sold short — at fair value	—	29,922,480
Derivatives — at fair value	—	55,855
Accrued interest	135,668	—
Accounts payable	63,500	54,313
Total liabilities	$167,847,034	$130,416,783

PARTNERS’ CAPITAL	$162,985,395	$433,605,067

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020
INVESTMENT INCOME:
Dividends and interest	$11,928,503	$4,508,351	$7,057,996

EXPENSES:
Professional fees	68,625	44,000	185,413
Interest expense	3,065,510	820,530	1,103,146
Other expense	2,697	1,137	—

NET INVESTMENT INCOME	8,791,671	3,642,684	5,769,437

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) from investments	(3,755,441)	13,236,938	11,123,194
Recorded loss on transfer of Biglari Holdings securities	(10,243,786)	—	—
Net change in unrealized appreciation - investments	(77,326,489)	23,740,919	(66,724,702)

NET INCREASE (DECREASE) IN PARTNERS’ CAPITAL RESULTING FROM OPERATIONS	$(82,534,045)	$40,620,541	$(49,832,071)

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	General Partner	Limited Partners	Total
PARTNERS’ CAPITAL - December 31, 2019	$39,467,616	$604,556,631	$644,024,247
Capital contributions	—	62,130,003	62,130,003
Capital distributions	(14,762,572)	(100,350,003)	(115,112,575)
Net decrease from operations	(6,156,302)	(43,675,769)	(49,832,071)
Performance fee	986,561	(986,561)	—
PARTNERS’ CAPITAL - December 31, 2020	$19,535,303	$521,674,301	$541,209,604
Capital contributions	—	12,300,000	12,300,000
Capital distributions	(400,000)	(160,125,078)	(160,525,078)
Net increase from operations	1,507,875	39,112,666	40,620,541
PARTNERS’ CAPITAL - December 31, 2021	$20,643,178	$412,961,889	$433,605,067
Capital contributions	500,000	55,554,841	56,054,841
Capital distributions	(1,750,000)	(242,390,468)	(244,140,468)
Net decrease from operations	(4,325,953)	(78,208,092)	(82,534,045)
PARTNERS’ CAPITAL - December 31, 2022	$15,067,225	$147,918,170	$162,985,395

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in partners’ capital resulting from operations	$(82,534,045)	$40,620,541	$(49,832,071)
Adjustments to reconcile net increase (decrease) in partners’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains) losses from investments	3,755,441	(13,236,938)	(11,123,194)
Net change in unrealized appreciation - investments	77,326,489	(23,740,919)	66,724,702
Proceeds from sale of investments	108,346,506	44,804,123	106,114,804
Purchases of investments in securities	(189,427,344)	(76,789,700)	(116,304,051)
Loss on capital distribution	10,243,786	—	—
Changes in due to broker	67,263,731	100,384,135	—
Changes in interest payable	135,668	—	(370,215)
Changes in receivables	—	—	19,889,744
Change in accrued dividends	(14,367)	—	—
Changes in accounts payable	9,187	(37,100)	49,413
Net cash provided by (used in) operating activities	(4,894,948)	72,004,142	15,149,132

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	44,747,000	12,300,000	62,130,003
Distributions to partners	(69,450,000)	(160,525,078)	(103,910,003)
Payments of long-term debt	—	—	(112,000,000)
Net cash used in financing activities	(24,703,000)	(148,225,078)	(153,780,000)

NET DECREASE IN CASH	(29,597,948)	(76,220,936)	(138,630,868)

CASH and CASH EQUIVALENTS - Beginning of year	29,656,370	105,877,306	244,508,174

CASH and CASH EQUIVALENTS - End of year	$58,422	$29,656,370	$105,877,306

SUPPLEMENTAL CASH FLOW INFORMATION
Non-Cash Investing and Financing Activities
Contributions from partners	$11,307,841	$—	$—
Distributions to partners	$(174,690,468)	$—	$—

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2022:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Consumer products:
Ferrari N.V.	331,300	$70,959,497
Other		8,075,314
Restaurant:
Cracker Barrel Old Country Store, Inc.	2,000,000	189,480,000
Jack in the Box Inc.	850,044	57,998,502
Other securities		4,246,327

TOTAL SECURITIES OWNED (cost $345,315,368)		$330,759,640

AS OF DECEMBER 31, 2021:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Diversified:
Biglari Holdings Inc. Class A common stock	83,465	$58,008,175
Biglari Holdings Inc. Class B common stock	890,272	126,926,079
Restaurant:
Cracker Barrel Old Country Store, Inc.	2,000,000	257,280,000
Financial:
Berkshire Hathaway Class A common stock	100	45,066,200
Other securities		47,085,026

TOTAL SECURITIES OWNED (cost $602,113,996)		$534,365,480

As of December 31, 2021, The Lion Fund II, L.P. held $29,922,480 in short positions tied to its arbitrage operation.

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Lion Fund II, L.P. (the “Fund”) is an investment fund organized as a limited partnership under the laws of the State of Delaware. The Fund is managed by Biglari Capital Corp. (the “General Partner”). The Fund commenced operations in July 2013 with the objective of achieving above-average, long-term growth of capital.
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
There were neither liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax returns. The Fund has reviewed open tax years and has concluded that there is no significant tax liability resulting from uncertain tax provisions. 2021, 2020 and 2019 remain open for both federal and state jurisdictions.
Cash and Cash Equivalents — Any highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents. The cash and cash equivalent balances as of December 31, 2022 and 2021 represent cash held by the custodians of the Fund’s investments.
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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
3.RELATED-PARTY TRANSACTIONS
The General Partner is entitled to receive a performance reallocation of 25% of the increase in net assets annually. This reallocation is subject to a 6% performance hurdle rate that the Fund’s performance must exceed in order for the General Partner to be entitled to such reallocation. Additionally, this reallocation is subject to a high-water mark provision. The General Partner did not earn a performance reallocation during 2022 or 2021.
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
During 2022, the Fund distributed 83,465 shares of Biglari Holdings Class A common stock and 890,272 shares of Biglari Holdings Class B common stock to The Lion Fund, L.P. During 2021, the Fund purchased 6,758 shares of Biglari Holdings Class A common stock and 73,912 shares of Biglari Holdings Class B common stock. During 2020, the Fund purchased 5,770 shares of Biglari Holdings Class A common stock and 106,983 shares of Biglari Holdings Class B common stock. Also during 2020, the Fund distributed 1,684 shares of Biglari Holdings Class A common stock and 16,841 shares of Biglari Holdings Class B common stock to the General Partner.

4.FAIR VALUE MEASUREMENTS
Exchange-listed securities are valued at the last sale price on the principal exchange on which they are traded.

Level 1 securities in accordance with the GAAP established fair value hierarchy are based on unadjusted quoted prices in active markets for identical assets and liabilities. As of December 31, 2022 and 2021, total securities were $330,759,640 and $534,365,480, respectively. There were no derivative balances as of December 31, 2022. As of December 31, 2021, derivative balances were liabilities of $55,855. There were no short positions as of December 31, 2022. As of December 31, 2021, short positions were liabilities of $29,922,480. The securities, derivatives and short positions are classified as Level 1 inputs within the GAAP established hierarchy.

5.SUBSEQUENT EVENTS
We have evaluated subsequent events for recognition or disclosure through the time of issuance of these financial statements on March 31, 2023.
6.FINANCIAL HIGHLIGHTS

	2022	2021	2020

Total return before performance reallocation	(24.61)%	7.43%	(6.73)%
Performance reallocation	0.00	0.00	(0.18)
Total return after performance reallocation	(24.61)%	7.43%	(6.91)%

Supplemental Data

	2022	2021	2020

Annual gross partnership return	(24.00)%	9.91%	(7.92)%
Annual net partnership return	(24.95)%	9.70%	(8.13)%
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

	2022	2021	2020
Ratio to average partners’ capital:
Expenses before performance reallocation	1.08%	0.18%	0.26%
Performance reallocation	0.00	0.00	0.21
Expenses including performance reallocation	1.08%	0.18%	0.47%

Net investment income	3.08%	0.74%	1.17%

Average partners’ capital is determined using the Fund’s partners’ capital measured at the end of each month. The performance reallocation to the General Partner is not included in the net investment income ratio.
Expenses include accounting fees, interest and other expenses. Net investment income is computed as investment income from dividends and interest less expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2023.

BIGLARI HOLDINGS INC.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 2023.

.

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