Form 10-Q
period 2023-03-31
Biglari Holdings Inc.
filed 2023-05-05
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number 001-38477

BIGLARI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Indiana	82-3784946
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

19100 Ridgewood Parkway	Suite 1200
San Antonio,	Texas	78259
(Address of principal executive offices)		(Zip Code)
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
Number of shares of common stock outstanding as of May 3, 2023:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIGLARI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,363	$37,467
Investments	79,652	69,466
Receivables	27,044	29,375
Inventories	3,755	3,851
Other current assets	13,542	10,495
Total current assets	163,356	150,654
Property and equipment	392,904	400,725
Operating lease assets	33,532	34,739
Goodwill and other intangible assets	76,672	76,550
Investment partnerships	230,843	155,794
Other assets	9,911	10,012
Total assets	$907,218	$828,474
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$79,244	$78,616
Unpaid losses and loss adjustment expenses	15,514	16,805
Unearned premiums	13,445	12,495
Current portion of lease obligations	16,109	16,981
Line of credit	6,500	10,000
Total current liabilities	130,812	134,897
Lease obligations	90,135	91,844
Deferred taxes	49,809	31,343
Asset retirement obligations	14,240	14,068
Other liabilities	1,024	754
Total liabilities	286,020	272,906
Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	381,788	381,788
Retained earnings	641,396	576,510
Accumulated other comprehensive loss	(2,458)	(2,790)
Treasury stock, at cost	(409,919)	(409,680)
Biglari Holdings Inc. shareholders’ equity	611,945	546,966
Noncontrolling interests	9,253	8,602
Total shareholders’ equity	621,198	555,568
Total liabilities and shareholders’ equity	$907,218	$828,474
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	First Quarter
	2023	2022
	(Unaudited)
Revenues
Restaurant operations	$61,129	$59,847
Insurance premiums and other	16,229	15,079
Oil and gas	12,223	9,812
Licensing and media	595	634
Total revenues	90,176	85,372
Costs and expenses
Restaurant cost of sales	32,738	35,352
Insurance losses and underwriting expenses	13,013	13,774
Oil and gas production costs	5,471	3,819
Licensing and media costs	452	953
Selling, general and administrative	17,263	16,224
Impairments	776	—
Depreciation, depletion, and amortization	9,940	7,871
Interest expense on leases	1,307	1,412
Interest expense on borrowings	167	—
Total costs and expenses	81,127	79,405
Other income
Investment gains	3,638	225
Investment partnership gains (losses)	72,588	(6,661)
Total other income (expenses)	76,226	(6,436)
Earnings (loss) before income taxes	85,275	(469)
Income tax expense (benefit)	19,738	(171)
Net earnings (loss)	65,537	(298)
Earnings attributable to noncontrolling interest	651	—
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$64,886	$(298)

Net earnings (loss) per average equivalent Class A share*	$222.28	$(0.98)
*Net earnings (loss) per average equivalent Class B share outstanding are one-fifth of the average equivalent Class A share or $44.46 for the first quarter of 2023 and $(0.20) for the first quarter of 2022.
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	First Quarter
	2023	2022
	(Unaudited)
Net earnings (loss)	$65,537	$(298)
Foreign currency translation	332	(231)
Comprehensive income (loss)	65,869	(529)
Comprehensive income attributable to noncontrolling interest	651	—
Total comprehensive income (loss) attributable to Biglari Holdings Inc. shareholders	$65,218	$(529)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)
(Unaudited)

	Biglari Holdings Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
For the first quarter of 2023
Balance at December 31, 2022	$1,138	$381,788	$576,510	$(2,790)	$(409,680)	$8,602	$555,568
Net earnings (loss)			64,886			651	65,537
Other comprehensive income				332			332
Adjustment for holdings in investment partnerships					(239)		(239)
Balance at March 31, 2023	$1,138	$381,788	$641,396	$(2,458)	$(409,919)	$9,253	$621,198

For the first quarter of 2022
Balance at December 31, 2021	$1,138	$381,788	$608,528	$(1,907)	$(401,851)	$—	$587,696
Net earnings (loss)			(298)				(298)
Other comprehensive loss				(231)			(231)
Adjustment for holdings in investment partnerships					130		130
Balance at March 31, 2022	$1,138	$381,788	$608,230	$(2,138)	$(401,721)	$—	$587,297
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Quarter
	2023	2022
	(Unaudited)
Operating activities
Net earnings (loss)	$65,537	$(298)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation, depletion, and amortization	9,940	7,871
Provision for deferred income taxes	18,450	(4,750)
Asset impairments	776	—
Gains on sale of assets	(1,590)	(133)
Investment and investment partnerships (gains) losses	(76,226)	6,436
Distributions from investment partnerships	—	4,500
Changes in receivables, inventories and other assets	2,006	4,633
Changes in accounts payable and accrued expenses	1,030	2,833
Net cash provided by operating activities	19,923	21,092
Investing activities
Capital expenditures	(5,929)	(9,293)
Proceeds from property and equipment disposals	2,140	109
Purchases of interests in limited partnerships	(2,700)	(3,000)
Purchases of investments	(27,255)	(50,086)
Sales of investments and redemptions of fixed maturity securities	21,009	46,193
Net cash used in investing activities	(12,735)	(16,077)
Financing activities
Repayments of borrowings	(3,500)	—
Principal payments on direct financing lease obligations	(1,550)	(1,564)
Net cash used in financing activities	(5,050)	(1,564)
Effects of foreign currency exchange rate changes	8	(23)
Increase in cash, cash equivalents and restricted cash	2,146	3,428
Cash, cash equivalents and restricted cash at beginning of year	38,805	43,687
Cash, cash equivalents and restricted cash at end of first quarter	$40,951	$47,115

	First Quarter
	2023	2022
	(Unaudited)
Cash and cash equivalents	$39,363	$45,777
Restricted cash in other long-term assets	1,588	1,338
Cash, cash equivalents and restricted cash at end of first quarter	$40,951	$47,115
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(dollars in thousands, except share and per share data)
Note 1. Summary of Significant Accounting Policies
Description of Business
The accompanying unaudited consolidated financial statements of Biglari Holdings Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal recurring adjustments. The results for the interim periods shown are not necessarily indicative of results for the year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022.
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
As of March 31, 2023, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.3% of the economic interest and approximately 70.4% of the voting interest.

Business Acquisition
On September 14, 2022, the Company purchased Series A Preferred Stock (the “Preferred Shares”) of Abraxas Petroleum Corporation for a purchase price of $80 million. On October 26, 2022, the Company exchanged the Preferred Shares for 90% of the outstanding common stock of Abraxas Petroleum.
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
Note 2. Earnings Per Share
Earnings per share of common stock is based on the weighted-average number of shares outstanding during the year. The shares of Company stock attributable to our limited partner interest in The Lion Fund, L.P., and The Lion Fund II, L.P., (collectively, the “investment partnerships”) — based on our proportional ownership during this period — are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted-average common shares outstanding. However, these shares are legally outstanding.
The following table presents shares authorized, issued and outstanding on March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

Note 2. Earnings Per Share (continued)
The Company has applied the “two-class method” of computing earnings per share as prescribed in Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”. (Class B shares are economically equivalent to one-fifth of a Class A share.) The equivalent Class A common stock applied for computing earnings per share excludes the proportional shares of Biglari Holdings’ stock held by the investment partnerships. In the tabulation below is the weighted-average equivalent Class A common stock for earnings per share.

	March 31, 2023	March 31, 2022
Equivalent Class A common stock outstanding	620,592	620,592
Proportional ownership of Company stock held by investment partnerships	328,681	316,020
Equivalent Class A common stock for earnings per share	291,911	304,572
Note 3. Investments
We classify investments in fixed maturity securities at the acquisition date as available-for-sale. Realized gains and losses on disposals of investments are determined on a specific identification basis. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating result. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Investment gains for the first quarter of 2023 and 2022 were $3,638 and $225, respectively.
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
Biglari Capital Corp. is the general partner of the investment partnerships. Biglari Capital Corp. is solely owned by Mr. Biglari.
The fair value and adjustment for Company common stock held by the investment partnerships to determine the carrying value of our partnership interest are presented below.

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2022	$383,004	$227,210	$155,794
Investment partnership gains (losses)	121,795	49,207	72,588
Contributions	2,700		2,700
Changes in proportionate share of Company stock held		239	(239)
Partnership interest at March 31, 2023	$507,499	$276,656	$230,843

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2021	$474,201	$223,802	$250,399
Investment partnership gains (losses)	(909)	5,752	(6,661)
Distributions (net of contributions)	(1,500)		(1,500)
Changes in proportionate share of Company stock held		(130)	130
Partnership interest at March 31, 2022	$471,792	$229,424	$242,368

Note 4. Investment Partnerships (continued)

The carrying value of the investment partnerships net of deferred taxes is presented below.

	March 31, 2023	December 31, 2022
Carrying value of investment partnerships	$230,843	$155,794
Deferred tax liability related to investment partnerships	(40,410)	(23,643)
Carrying value of investment partnerships net of deferred taxes	$190,433	$132,151
Because of a transaction that occurred between The Lion Fund, L.P., and The Lion Fund II, L.P., in 2022, we expect that a majority of the $40,410 deferred tax liability enumerated above will not become due until the dissolution of the investment partnerships. In effect, the tax-basis cost increased for the common stock of certain unaffiliated securities held by the investment partnerships.
The Company’s proportionate share of Company stock held by investment partnerships at cost was $409,919 and $409,680 as of March 31, 2023 and December 31, 2022, respectively.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	First Quarter
	2023	2022
Gains (losses) from investment partnerships	$72,588	$(6,661)
Tax expense (benefit)	16,559	(1,860)
Contribution to net earnings	$56,029	$(4,801)
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
There were no incentive reallocations accrued during the first quarters of 2023 and 2022.

Note 4. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P., and The Lion Fund II, L.P., is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of March 31, 2023	$348,606	$415,057
Total liabilities as of March 31, 2023	$10,373	$173,731
Revenue for the first quarter of 2023	$63,558	$78,592
Earnings for the first quarter of 2023	$63,404	$76,341
Biglari Holdings’ ownership interest as of March 31, 2023	88.6%	86.1%

Total assets as of December 31, 2022	$285,071	$330,832
Total liabilities as of December 31, 2022	$10,517	$167,847
Revenue for the first quarter of 2022	$969	$(1,249)
Earnings for the first quarter of 2022	$926	$(1,581)
Biglari Holdings’ ownership interest as of March 31, 2022	62.5%	93.9%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	March 31, 2023	December 31, 2022
Land	$139,705	$143,313
Buildings	149,081	151,627
Land and leasehold improvements	154,641	151,496
Equipment	215,715	222,661
Oil and gas properties	144,692	144,888
Construction in progress	900	2,238
	804,734	816,223
Less accumulated depreciation, depletion, and amortization	(411,830)	(415,498)
Property and equipment, net	$392,904	$400,725
Depletion expense related to oil and gas properties was $2,648 and $1,380 during the first quarter of 2023 and 2022, respectively.
The Company recorded an impairment to restaurant long-lived assets of $776 in the first quarter of 2023 related to underperforming stores. There were no impairments in the first quarter of 2022.
Property and equipment held for sale of $8,012 and $4,700 are recorded in other current assets as of March 31, 2023 and December 31, 2022, respectively. The assets classified as held for sale include seven properties owned by Steak n Shake, which were previously operated restaurants, and Abraxas Petroleum’s office building.
During the first quarter of 2023, Steak n Shake sold the property of a former company-operated restaurant for a gain of $1,431.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2022
Goodwill	$53,813
Accumulated impairment losses	(300)
$53,513
Change in foreign exchange rates during the first quarter of 2023	9
Goodwill at March 31, 2023	$53,522

Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of our reporting units and indefinite-lived intangible assets. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to earnings as an impairment loss. There was no impairment recorded for goodwill during the first quarters of 2023 or 2022.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2022
Intangibles	$15,876	$10,889	$26,765
Accumulated impairment losses	—	(3,728)	(3,728)
	$15,876	$7,161	$23,037
Change in foreign exchange rates during the first quarter of 2023	—	113	113
Balance at March 31, 2023	$15,876	$7,274	$23,150
Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	First Quarter
	2023	2022
Net sales	$36,894	$38,216
Franchise partner fees	17,912	15,624
Franchise royalties and fees	4,258	5,146
Other	2,065	861
	$61,129	$59,847
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
The Company leases or subleases property and equipment to franchise partners under lease arrangements. Both real estate and equipment rental payments are charged to franchise partners and are recognized in accordance with ASC 842, “Leases”. During the first quarter of 2023 and 2022, restaurant operations recognized $5,575 and $4,774, respectively, in franchise partner fees related to rental income.
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
Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	March 31, 2023	December 31, 2022
Accounts payable	$30,932	$28,431
Gift card and other marketing	10,640	12,028
Insurance accruals	2,479	6,012
Salaries and wages	6,602	4,400
Deferred revenue	5,835	4,445
Taxes payable	15,500	14,896
Oil and gas payable	4,641	3,877
Other	2,615	4,527
Accounts payable and accrued expenses	$79,244	$78,616

Note 9. Line of Credit and Note Payable
Biglari Holdings Line of Credit
On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. The line of credit will be available on a revolving basis until September 12, 2024. The line of credit includes customary covenants, as well as financial maintenance covenants. The balance of the line of credit was $6,500 and $10,000 on March 31, 2023 and December 31, 2022, respectively. Our interest rate was 7.3% on March 31, 2023. The line of credit was paid in full in April 2023.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of March 31, 2023 and December 31, 2022, Western Sizzlin had no debt outstanding under its revolver.

Note 10. Unpaid losses and loss adjustment expenses
Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under insurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, net of reinsurance, for each of the three-month periods ending March 31, 2023 and 2022 follows.

	2023	2022
Balances at beginning of year:
Gross liabilities	$17,520	$14,993
Reinsurance recoverable on unpaid losses	(715)	(1,892)
Net liabilities	16,805	13,101
Incurred losses and loss adjustment expenses:
Current accident year	10,247	9,721
Prior accident years	(1,651)	(133)
Total	8,596	9,588
Paid losses and loss adjustment expenses:
Current accident year	4,433	5,577
Prior accident years	5,454	3,977
Total	9,887	9,554
Balances at March 31:
Net liabilities	15,514	13,135
Reinsurance recoverable on unpaid losses	2,207	890
Gross liabilities	$17,721	$14,025
Incurred loss and loss adjustment expenses of $8,596 and $9,588 in the first quarter of 2023 and 2022, respectively, were recorded in earnings and related to insured events occurring in the current period and events occurring in all prior periods. Incurred and paid loss and loss adjustment expenses are net of reinsurance recoveries. We recorded net reductions of estimated ultimate liabilities for prior accident years of $1,651 and $133 in the first quarter of 2023 and 2022, respectively, which produced corresponding reductions in incurred losses and loss adjustment expenses in those periods. These reductions as a percentage of the net liabilities at the beginning of each year, were 9.8% in 2023 and 1.0% in 2022.
Note 11. Lease Assets and Obligations
Lease obligations include the following.

Current portion of lease obligations	March 31, 2023	December 31, 2022
Finance lease liabilities	$1,242	$1,237
Finance obligations	5,139	5,161
Operating lease liabilities	9,728	10,583
Total current portion of lease obligations	$16,109	$16,981

Long-term lease obligations
Finance lease liabilities	$3,779	$4,129
Finance obligations	58,428	58,868
Operating lease liabilities	27,928	28,847
Total long-term lease obligations	$90,135	$91,844

Note 11. Lease Assets and Obligations (continued)
Nature of Leases
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
Total lease cost consists of the following.

	First Quarter
	2023	2022
Finance lease costs:
Amortization of right-of-use assets	$242	$363
Interest on lease liabilities	91	115
Operating and variable lease costs	3,167	3,612
Sublease income	(3,091)	(4,069)
Total lease costs	$409	$21
Supplemental cash flow information related to leases is as follows.

	First Quarter
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$344	$421
Operating cash flows from finance leases	$91	$115
Operating cash flows from operating leases	$3,355	$3,067

Supplemental balance sheet information related to leases is as follows.

	March 31, 2023	December 31, 2022
Finance leases:
Property and equipment, net	$3,656	$4,352
Weighted-average lease terms and discount rates are as follows.

March 31, 2023
Weighted-average remaining lease terms:
Finance leases	4.11 years
Operating leases	4.68 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%

Note 11. Lease Assets and Obligations (continued)
Maturities of lease liabilities as of March 31, 2023 are as follows.

Year	Operating Leases	Finance Leases
Remainder of 2023	$9,210	$1,134
2024	10,228	1,534
2025	8,437	1,298
2026	5,868	959
2027	3,503	623
After 2027	7,028	232
Total lease payments	44,274	5,780
Less interest	6,618	759
Total lease liabilities	$37,656	$5,021
Lease Income
The components of lease income are as follows.

	First Quarter
	2023	2022
Operating lease income	$4,085	$4,724
Variable lease income	1,784	313
Total lease income	$5,869	$5,037

The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of March 31, 2023. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
Remainder of 2023	$520	$119
2024	503	265
2025	454	265
2026	134	275
2027	116	275
After 2027	125	2,315
Total future minimum receipts	$1,852	$3,514

Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the first quarter of 2023 and 2022. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax expense for the first quarter of 2023 was $19,738 compared to an income tax benefit of $171 for the first quarter of 2022.  The variance in income taxes between 2023 and 2022 is primarily attributable to taxes on income generated by the investment partnerships.  Investment partnership pre-tax gains were $72,588 during the first quarter of 2023 compared to pre-tax losses of $6,661 during the first quarter of 2022.

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
Equity securities: The Company’s investments in equity securities are classified as Level 1 of the fair value hierarchy.
Bonds: The Company’s investments in bonds consist of both corporate and government debt. Bonds are classified as Level l of the fair value hierarchy.
Non-qualified deferred compensation plan investments: The assets of the non-qualified plan are set up in a rabbi trust. They represent mutual funds and publicly traded securities, each of which are classified as Level 1 of the fair value hierarchy.

Note 14. Fair Value of Financial Assets (continued)
As of March 31, 2023 and December 31, 2022, the fair values of financial assets were as follows.

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$25,209	$—	$—	$25,209	$17,608	$—	$—	$17,608
Equity securities
Consumer goods	22,337	—	—	22,337	17,274	—	—	17,274
Other	2,555	—	—	2,555	2,031	—	—	2,031
Bonds
Government	53,663	—	—	53,663	48,456	—	—	48,456
Corporate	1,603	—	—	1,603	2,199	—	—	2,199
Non-qualified deferred compensation plan investments	684	—	—	684	699	—	—	699
Total assets at fair value	$106,051	$—	$—	$106,051	$88,267	$—	$—	$88,267
There were no changes in our valuation techniques used to measure fair values on a recurring basis.
Note 15. Related Party Transactions
Service Agreement
The Company is party to a service agreement with Biglari Enterprises LLC (“Biglari Enterprises”) under which Biglari Enterprises provides business and administrative related services to the Company. Biglari Enterprises is owned by Mr. Biglari.

The Company paid Biglari Enterprises $2,100 in service fees during the first quarters of 2023 and 2022. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
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

Note 16. Business Segment Reporting (continued)

A disaggregation of our consolidated data for the first quarters of 2023 and 2022 is presented in the tables which follow.

	Revenues
	First Quarter
	2023	2022
Operating Businesses:
Restaurant Operations:
Steak n Shake	$58,487	$57,753
Western Sizzlin	2,642	2,094
Total Restaurant Operations	61,129	59,847

Insurance Operations:
Underwriting:
First Guard	8,899	8,731
Southern Pioneer	5,865	5,438
Investment income and other	1,465	910
Total Insurance Operations	16,229	15,079

Oil and Gas Operations:
Abraxas Petroleum	7,252	—
Southern Oil	4,971	9,812
Total Oil and Gas Operations	12,223	9,812

Maxim	595	634
	$90,176	$85,372

Note 16. Business Segment Reporting (continued)

	Earnings (Losses) Before Income Taxes
	First Quarter
	2023	2022
Operating Businesses:
Restaurant Operations:
Steak n Shake	$7,325	$4,198
Western Sizzlin	472	232
Total Restaurant Operations	7,797	4,430

Insurance Operations:
Underwriting:
First Guard	1,862	732
Southern Pioneer	(111)	(337)
Investment income and other	1,036	969
Total Insurance Operations	2,787	1,364

Oil and Gas Operations:
Abraxas Petroleum	1,209	—
Southern Oil	894	3,921
Total Oil and Gas Operations	2,103	3,921

Maxim	122	(336)
Interest expense not allocated to segments	(167)	—
Total Operating Businesses	12,642	9,379

Corporate and other	(3,593)	(3,412)
Investment gains	3,638	225
Investment partnership gains (losses)	72,588	(6,661)

	$85,275	$(469)

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
As of March 31, 2023, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.3% of the economic interest and 70.4% of the voting interest.
On September 14, 2022, the Company purchased Series A Preferred Stock (the “Preferred Shares”) of Abraxas Petroleum Corporation for a purchase price of $80 million. On October 26, 2022, the Company exchanged the Preferred Shares for 90% of the outstanding common stock of Abraxas Petroleum.
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	First Quarter
	2023	2022
Operating businesses:
Restaurant	$5,840	$3,262
Insurance	2,169	1,044
Oil and gas	1,670	2,924
Brand licensing	91	(251)
Interest expense	(129)	—
Corporate and other	(2,998)	(2,651)
Total operating businesses	6,643	4,328
Investment partnership gains (losses)	56,029	(4,801)
Investment gains	2,865	175
Net earnings (loss)	65,537	(298)
Earnings attributable to noncontrolling interest	651	—
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$64,886	$(298)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 532 company-operated and franchise restaurants as of March 31, 2023.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2022	177	175	154	3	36	545
Corporate stores transitioned	(3)	3	—	—	—	—
Net restaurants opened (closed)	(2)	—	(11)	—	—	(13)
Total stores as of March 31, 2023	172	178	143	3	36	532

Total stores as of December 31, 2021	199	159	178	3	38	577
Corporate stores transitioned	(12)	12	—	—	—	—
Net restaurants opened (closed)	(3)	—	1	—	—	(2)
Total stores as of March 31, 2022	184	171	179	3	38	575
As of March 31, 2023, 36 of the 172 company-operated Steak n Shake stores were closed. Steak n Shake has contracted to sell seven of the 36 closed stores. An additional seventeen closed stores are listed with brokers for lease or sale. Steak n Shake plans to refranchise the remaining closed company-operated restaurants.
During the first quarter of 2023, Steak n Shake reopened two stores and sold one property; all were closed as of December 31, 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurant operations are summarized below.

	First Quarter
	2023		2022
Revenue
Net sales	$36,894		$38,216
Franchise partner fees	17,912		15,624
Franchise royalties and fees	4,258		5,146
Other revenue	2,065		861
Total revenue	61,129		59,847

Restaurant cost of sales
Cost of food	10,448	28.3%	10,960	28.7%
Restaurant operating costs	18,457	50.0%	20,032	52.4%
Occupancy costs	3,833	10.4%	4,360	11.4%
Total cost of sales	32,738		35,352

Selling, general and administrative
General and administrative	10,463	17.1%	8,650	14.5%
Marketing	2,953	4.8%	3,744	6.3%
Other expenses (income)	(1,612)	(2.6)%	45	0.1%
Total selling, general and administrative	11,804	19.3%	12,439	20.8%

Impairments	(776)		—
Depreciation and amortization	(6,707)		(6,214)
Interest on finance leases and obligations	(1,307)		(1,412)

Earnings (loss) before income taxes	7,797		4,430

Income tax expense (benefit)	1,957		1,168

Contribution to net earnings	$5,840		$3,262
Cost of food, restaurant operating costs, and occupancy costs are expressed as a percentage of net sales.
General and administrative, marketing and other expenses are expressed as a percentage of total revenue.

Net sales for 2023 were $36,894, representing a decrease of $1,322 or 3.5% compared to 2022. The decrease in revenue of company-owned restaurants is primarily due to the shift of company units to franchise partner units. For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurant’s profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will continue to decline as we transition from company-operated units to franchise partner units.
Our franchise partner fees were $17,912 during the first quarter of 2023, as compared to $15,624 during the first quarter of 2022. As of March 31, 2023, there were 178 franchise partner units, compared to 171 franchise partner units as of March 31, 2022. Included in franchise partner fees were $5,575 and $4,774 of rental income during the first quarter of 2023 and 2022, respectively. Franchise partners rent buildings and equipment from Steak n Shake.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The franchise royalties and fees generated by the traditional franchising business were $4,258 during the first quarter of 2023, as compared to $5,146 during the first quarter of 2022. The decrease in franchise royalties and fees was primarily because of reduced marketing by franchisees. There were 143 Steak n Shake traditional units open on March 31, 2023, as compared to 179 units open on March 31, 2022.
The cost of food at company-operated units during the first quarter of 2023 was $10,448 or 28.3% of net sales, as compared to $10,960 or 28.7% of net sales during the first quarter of 2022. The cost of food expressed as a percentage of net sales remained relatively consistent.

The operating costs at company-operated restaurants during the first quarter of 2023 were $18,457 or 50.0% of net sales, as compared to $20,032 or 52.4% of net sales during the first quarter of 2022. The decrease in operating costs as a percentage of net sales was mainly attributable to lower labor costs.
General and administrative expenses during the first quarter of 2023 were $10,463 or 17.1% of total revenue, as compared to $8,650 or 14.5% of total revenue during the first quarter of 2022. The increase in general and administrative expenses was mainly attributable to increased support for franchise partnerships.
Marketing expense decreased by $791 during the first quarter of 2023 compared to the first quarter of 2022. The decrease was primarily attributable to reduced marketing by traditional franchisees.

During the first quarter of 2023, Steak n Shake sold the property of a former company-operated restaurant for a gain of $1,431.

The Company recorded impairment charges of $776 in the first quarter of 2023 related to underperforming stores. There were no impairments in the first quarter of 2022.

Depreciation and amortization expense was $6,707 during 2023 versus $6,214 during 2022. The year-over-year increase is primarily attributable to higher capital expenditures incurred in 2022 and 2021.

Interest on obligations under leases was $1,307 during 2023 versus $1,412 during 2022. The year-over-year decrease in interest expense is primarily attributable to the maturity and retirement of lease obligations.
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
Underwriting results of our insurance operations are summarized below.

	First Quarter
	2023	2022
Underwriting gain attributable to:
First Guard	$1,862	$732
Southern Pioneer	(111)	(337)
Pre-tax underwriting gain	1,751	395
Income tax expense	368	83
Net underwriting gain	$1,383	$312

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings of our insurance operations are summarized below.

	First Quarter
	2023	2022
Premiums earned	$14,764	$14,169

Insurance losses	8,596	9,588
Underwriting expenses	4,417	4,186
Pre-tax underwriting gain	1,751	395
Other income and expenses
Investment income	585	213
Other income (expenses)	451	756
Total other income	1,036	969
Earnings before income taxes	2,787	1,364
Income tax expense	618	320
Contribution to net earnings	$2,169	$1,044
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

	First Quarter
	2023		2022
	Amount	%	Amount	%
Premiums earned	$8,899	100.0%	$8,731	100.0%

Insurance losses	5,244	58.9%	6,188	70.9%
Underwriting expenses	1,793	20.1%	1,811	20.7%
Total losses and expenses	7,037	79.0%	7,999	91.6%
Pretax underwriting gain	$1,862		$732

First Guard’s ratio of losses and loss adjustment expenses to premiums earned was 58.9% during the first quarter of 2023 as compared to 70.9% during the first quarter of 2022. First Guard’s underwriting results in 2023 were in line with its historical performance despite cost inflation in property and physical damage claims, which began to accelerate in 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	First Quarter
	2023		2022
	Amount	%	Amount	%
Premiums earned	$5,865	100.0%	$5,438	100.0%

Insurance losses	3,352	57.2%	3,400	62.5%
Underwriting expenses	2,624	44.7%	2,375	43.7%
Total losses and expenses	5,976	101.9%	5,775	106.2%
Pretax underwriting gain (loss)	$(111)		$(337)
Southern Pioneer’s ratio of losses and loss adjustment expenses to premiums earned was 57.2% during the first quarter of 2023 as compared to 62.5% during the first quarter of 2022. Southern Pioneer’s underwriting losses were primarily attributable to a higher expense ratio, an increase caused by information technology projects related to the implementation of a new policy administration system.
A summary of net investment income attributable to our insurance operations follows.

	First Quarter
	2023	2022
Interest, dividends and other investment income:
First Guard	$387	$74
Southern Pioneer	198	139
Pre-tax investment income	585	213
Income tax expense	123	45
Net investment income	$462	$168
We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Oil and Gas
A summary of revenues and earnings of our oil and gas operations follows.

	First Quarter
	2023	2022
Oil and gas revenues	$12,223	$9,812

Oil and gas production costs	5,471	3,819
Depreciation, depletion and accretion	2,850	1,519
General and administrative expenses	1,799	553
Earnings before income taxes	2,103	3,921
Income tax expense	433	997
Contribution to net earnings	$1,670	$2,924
Our oil and gas business is highly dependent on oil and natural gas prices. The average West Texas Intermediate price per barrel for the first quarter of 2023 was approximately $76.11 as compared to approximately $94.82 in the first quarter of 2022. It is expected that the prices of oil and gas commodities will remain volatile, which will be reflected in our financial results.
Southern Oil
Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico.  Earnings for Southern Oil are summarized below.

	First Quarter
	2023	2022
Oil and gas revenues	$4,971	$9,812

Oil and gas production costs	2,340	3,819
Depreciation, depletion and accretion	1,184	1,519
General and administrative expenses	553	553
Earnings before income taxes	894	3,921
Income tax expense	155	997
Contribution to net earnings	$739	$2,924

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Abraxas Petroleum
Abraxas Petroleum operates oil and gas properties in the Permian Basin of West Texas. Earnings for Abraxas Petroleum are summarized below.

First Quarter
2023
Oil and gas revenues	$7,252

Oil and gas production costs	3,131
Depreciation, depletion and accretion	1,666
General and administrative expenses	1,246
Earnings before income taxes	1,209
Income tax expense	278
Contribution to net earnings	$931

Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	First Quarter
	2023	2022
Licensing and media revenues	$595	$634

Licensing and media costs	452	953
General and administrative expenses	21	17
Earnings before income taxes	122	(336)
Income tax expense (benefit)	31	(85)
Contribution to net earnings	$91	$(251)
We acquired Maxim with the idea of transforming its business model.  The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.
Investment Gains and Investment Partnership Gains

Investment gains net of tax for the first quarter of 2023 and 2022 were $2,865 and $175, respectively. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Earnings (loss) from our investments in partnerships are summarized below.

	First Quarter
	2023	2022
Investment partnership gains (losses)	$72,588	$(6,661)
Tax expense (benefit)	16,559	(1,860)
Contribution to net earnings	$56,029	$(4,801)

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

Investment gains and losses in 2023 and 2022 were mainly derived from our investments in equity securities and included unrealized gains and losses from market price changes during the period. We believe that investment and derivative gains/losses are generally meaningless for analytical purposes in understanding our reported quarterly and annual results.
Interest Expense
The Company’s interest expense is summarized below.

	First Quarter
	2023	2022
Interest expense on line of credit	$167	$—
Tax benefit	38	—
Interest expense net of tax	$129	$—

On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. The balance of the line of credit was $6,500 and $10,000 on March 31, 2023 and December 31, 2022, respectively. Our interest rate was 7.3% on March 31, 2023.
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses during the first quarter of 2023 were relatively consistent to the same period during 2022.
Income Taxes
Income tax expense for the first quarter of 2023 was $19,738 compared to an income tax benefit of $171 for the first quarter of 2022. The variance in income taxes between 2023 and 2022 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pretax gains were $72,588 during the first quarter of 2023 compared to pretax losses of $6,661 during the first quarter of 2022.
Financial Condition
Consolidated cash and investments are summarized below.

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$39,363	$37,467
Investments	79,652	69,466
Fair value of interest in investment partnerships	507,499	383,004
Total cash and investments	626,514	489,937
Less: portion of Company stock held by investment partnerships	(276,656)	(227,210)
Carrying value of cash and investments on balance sheet	$349,858	$262,727
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity
Our balance sheet continues to maintain significant liquidity.  Consolidated cash flow activities are summarized below.

	First Quarter
	2023	2022
Net cash provided by operating activities	$19,923	$21,092
Net cash used in investing activities	(12,735)	(16,077)
Net cash used in financing activities	(5,050)	(1,564)
Effect of exchange rate changes on cash	8	(23)
Increase in cash, cash equivalents and restricted cash	$2,146	$3,428
The increase in cash during 2023 was $2,146 compared to $3,428 during 2022. We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations and cash on hand. We continually review available financing alternatives.
Biglari Holdings Line of Credit
On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. The line of credit will be available on a revolving basis until September 12, 2024. The line of credit includes customary covenants, as well as financial maintenance covenants. The balance on the line of credit on March 31, 2023 was $6,500. The line of credit was paid in full in April 2023.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of March 31, 2023, Western Sizzlin had no debt outstanding on its revolver.
Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our consolidated financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our consolidated financial statements will likely increase or decrease in the future as additional information becomes available.  There have been no material changes to critical accounting policies previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.     Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of March 31, 2023.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information in response to this Item is included in Note 13 to the Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

Biglari Holdings Inc.

Date: May 5, 2023	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller