Form 10-Q
period 2023-06-30
Biglari Holdings Inc.
filed 2023-08-04
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Number of shares of common stock outstanding as of August 1, 2023:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,881	$37,467
Investments	88,259	69,466
Receivables	22,582	29,375
Inventories	3,597	3,851
Other current assets	7,757	10,495
Total current assets	153,076	150,654
Property and equipment	388,777	400,725
Operating lease assets	33,678	34,739
Goodwill and other intangible assets	76,656	76,550
Investment partnerships	228,736	155,794
Other assets	9,073	10,012
Total assets	$889,996	$828,474
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$73,376	$78,616
Loss and loss adjustment expenses	14,680	16,805
Unearned premiums	14,320	12,495
Current portion of lease obligations	15,470	16,981
Line of credit	3,600	10,000
Total current liabilities	121,446	134,897
Lease obligations	89,599	91,844
Deferred taxes	48,201	31,343
Asset retirement obligations	14,297	14,068
Other liabilities	99	754
Total liabilities	273,642	272,906
Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	385,594	381,788
Retained earnings	643,332	576,510
Accumulated other comprehensive loss	(2,780)	(2,790)
Treasury stock, at cost	(410,930)	(409,680)
Biglari Holdings Inc. shareholders’ equity	616,354	546,966
Noncontrolling interests	—	8,602
Total shareholders’ equity	616,354	555,568
Total liabilities and shareholders’ equity	$889,996	$828,474
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	Second Quarter		First Six Months
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$64,491	$60,324	$125,620	$120,171
Insurance premiums and other	17,547	16,354	33,776	31,433
Oil and gas	10,741	14,440	22,964	24,252
Licensing and media	761	1,249	1,356	1,883
Total revenues	93,540	92,367	183,716	177,739
Costs and expenses
Restaurant cost of sales	34,928	35,955	67,666	71,307
Insurance losses and underwriting expenses	13,267	13,793	26,280	27,567
Oil and gas production costs	3,512	3,843	8,983	7,662
Licensing and media costs	499	677	951	1,630
Selling, general and administrative	19,009	16,582	36,272	32,806
Impairments	853	20	1,629	20
Depreciation, depletion, and amortization	10,094	7,800	20,034	15,671
Interest expense on leases	1,301	1,385	2,608	2,797
Interest expense on borrowings	40	—	207	—
Total costs and expenses	83,503	80,055	164,630	159,460
Other income
Investment gains (losses)	353	(3,560)	3,991	(3,335)
Investment partnership gains (losses)	(7,496)	(105,241)	65,092	(111,902)
Total other income (expenses)	(7,143)	(108,801)	69,083	(115,237)
Earnings (loss) before income taxes	2,894	(96,489)	88,169	(96,958)
Income tax expense (benefit)	1,018	(22,709)	20,756	(22,880)
Net earnings (loss)	1,876	(73,780)	67,413	(74,078)
Earnings attributable to noncontrolling interest	(60)	—	591	—
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$1,936	$(73,780)	$66,822	$(74,078)

Net earnings (loss) per average equivalent Class A share *	$6.64	$(244.37)	$229.00	$(244.29)
*Net earnings (loss) per average equivalent Class B share outstanding are one-fifth of the average equivalent Class A share or $1.33 and $45.80 for the second quarter and first six months of 2023, respectively, and $(48.87) and $(48.86) for the second quarter and first six months of 2022, respectively.
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Second Quarter		First Six Months
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net earnings (loss)	$1,876	$(73,780)	$67,413	$(74,078)
Foreign currency translation	(322)	(1,021)	10	(1,252)
Comprehensive income (loss)	1,554	(74,801)	67,423	(75,330)
Comprehensive income (loss) attributable to noncontrolling interests	(60)	—	591	—
Total comprehensive income (loss) attributable to Biglari Holdings Inc. shareholders	$1,614	$(74,801)	$66,832	$(75,330)
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Six Months
	2023	2022
	(Unaudited)
Operating activities
Net earnings (loss)	$67,413	$(74,078)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation, depletion, and amortization	20,034	15,671
Provision for deferred income taxes	16,842	(28,688)
Asset impairments	1,629	20
Gains on sale of assets	(4,194)	(165)
Investment and investment partnership (gains) losses	(69,083)	115,237
Distributions from investment partnerships	—	4,500
Changes in receivables, inventories and other assets	4,989	1,290
Changes in accounts payable and accrued expenses	(6,112)	417
Net cash provided by operating activities	31,518	34,204
Investing activities
Capital expenditures	(10,557)	(16,413)
Proceeds from property and equipment disposals	9,670	109
Purchases of noncontrolling interests	(5,387)	—
Purchases of interests in limited partnerships	(9,100)	(19,386)
Purchases of investments	(58,926)	(78,142)
Sales of investments and redemptions of fixed maturity securities	45,826	81,013
Net cash used in investing activities	(28,474)	(32,819)
Financing activities
Proceeds from line of credit	5,000	—
Payments on line of credit	(11,400)	—
Principal payments on direct financing lease obligations	(3,078)	(3,134)
Net cash used in financing activities	(9,478)	(3,134)
Effect of exchange rate changes on cash	98	(88)
Decrease in cash, cash equivalents and restricted cash	(6,336)	(1,837)
Cash, cash equivalents and restricted cash at beginning of year	38,805	43,687
Cash, cash equivalents and restricted cash at end of second quarter	$32,469	$41,850

	June 30,
	2023	2022
	(Unaudited)
Cash and cash equivalents	$30,881	$40,512
Restricted cash in other long-term assets	1,588	1,338
Cash, cash equivalents and restricted cash at end of second quarter	$32,469	$41,850
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Biglari Holdings Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
For the second quarter and first six months of 2023
Balance at December 31, 2022	$1,138	$381,788	$576,510	$(2,790)	$(409,680)	$8,602	$555,568
Net earnings (loss)			64,886			651	65,537
Other comprehensive income				332			332
Adjustment for holdings in investment partnerships					(239)		(239)
Balance at March 31, 2023	$1,138	$381,788	$641,396	$(2,458)	$(409,919)	$9,253	$621,198
Net earnings (loss)			1,936			(60)	1,876
Other comprehensive loss				(322)			(322)
Adjustment for holdings in investment partnerships					(1,011)		(1,011)
Purchases of noncontrolling interests		3,806				(9,193)	(5,387)
Balance at June 30, 2023	$1,138	$385,594	$643,332	$(2,780)	$(410,930)	$—	$616,354

For the second quarter and first six months of 2022
Balance at December 31, 2021	$1,138	$381,788	$608,528	$(1,907)	$(401,851)	$—	$587,696
Net earnings (loss)			(298)				(298)
Other comprehensive loss				(231)			(231)
Adjustment for holdings in investment partnerships					130		130
Balance at March 31, 2022	$1,138	$381,788	$608,230	$(2,138)	$(401,721)	$—	$587,297
Net earnings (loss)			(73,780)				(73,780)
Other comprehensive loss				(1,021)			(1,021)
Adjustment for holdings in investment partnerships					(6,760)		(6,760)
Balance at June 30, 2022	$1,138	$381,788	$534,450	$(3,159)	$(408,481)	$—	$505,736
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
As of June 30, 2023, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.3% of the economic interest and approximately 70.4% of the voting interest.

Business Acquisition
On September 14, 2022, the Company purchased Series A Preferred Stock (the “Preferred Shares”) of Abraxas Petroleum Corporation (“Abraxas Petroleum”) for a purchase price of $80 million. On October 26, 2022, the Company exchanged the Preferred Shares to 90% of the outstanding common stock of Abraxas Petroleum. On June 14, 2023, Biglari Holdings purchased the remaining 10% of the outstanding common stock of Abraxas Petroleum.

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

Note 2. Earnings Per Share (continued)
The following table presents shares authorized, issued and outstanding on June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

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

	Second Quarter		First Six Months
	2023	2022	2023	2022
Equivalent Class A common stock outstanding	620,592	620,592	620,592	620,592
Proportional ownership of Company stock held by investment partnerships	328,898	318,674	328,790	317,354
Equivalent Class A common stock for earnings per share	291,694	301,918	291,802	303,238
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

Investment gains for the second quarter and first six months of 2023 were $353 and $3,991, respectively. Investment losses in the second quarter and first six months of 2022 were $3,560 and $3,335, respectively.
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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2022	$383,004	$227,210	$155,794
Investment partnership gains (losses)	157,768	92,676	65,092
Contributions (net of distributions)	9,100		9,100
Changes in proportionate share of Company stock held		1,250	(1,250)
Partnership interest at June 30, 2023	$549,872	$321,136	$228,736

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2021	$474,201	$223,802	$250,399
Investment partnership gains (losses)	(144,748)	(32,846)	(111,902)
Contributions (net of distributions)	19,886		19,886
Changes in proportionate share of Company stock held		6,630	(6,630)
Partnership interest at June 30, 2022	$349,339	$197,586	$151,753
The carrying value of the investment partnerships net of deferred taxes is presented below.

	June 30, 2023	December 31, 2022
Carrying value of investment partnerships	$228,736	$155,794
Deferred tax liability related to investment partnerships	(38,926)	(23,643)
Carrying value of investment partnerships net of deferred taxes	$189,810	$132,151
Because of a transaction that occurred between The Lion Fund, L.P., and The Lion Fund II, L.P., in 2022, we expect that a majority of the $38,926 deferred tax liability enumerated above will not become due until the dissolution of the investment partnerships. In effect, the tax-basis cost increased for the common stock of certain unaffiliated securities held by the investment partnerships.
The Company’s proportionate share of Company stock held by investment partnerships at cost was $410,930 and $409,680 at June 30, 2023 and December 31, 2022, respectively.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Second Quarter		First Six Months
	2023	2022	2023	2022
Gains (losses) from investment partnerships	$(7,496)	$(105,241)	$65,092	$(111,902)
Tax expense (benefit)	(1,997)	(24,894)	14,562	(26,754)
Contribution to net earnings (loss)	$(5,499)	$(80,347)	$50,530	$(85,148)
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

Note 4. Investment Partnerships (continued)

There were no incentive reallocations accrued during the first six months of 2023 and 2022.
Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of June 30, 2023	$423,880	$383,192
Total liabilities as of June 30, 2023	$19,939	$160,906
Revenue for the first six months of 2023	$117,282	$68,060
Earnings for the first six months of 2023	$116,952	$63,273
Biglari Holdings’ ownership interest as of June 30, 2023	88.8%	86.0%

Total assets as of December 31, 2022	$285,071	$330,832
Total liabilities as of December 31, 2022	$10,517	$167,847
Revenue for the first six months of 2022	$(43,115)	$(119,441)
Earnings for the first six months of 2022	$(43,237)	$(120,132)
Biglari Holdings’ ownership interest as of June 30, 2022	87.9%	88.9%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	June 30, 2023	December 31, 2022
Land	$139,853	$143,313
Buildings	151,390	151,627
Land and leasehold improvements	153,788	151,496
Equipment	216,167	222,661
Oil and gas properties	145,012	144,888
Construction in progress	1,296	2,238
	807,506	816,223
Less accumulated depreciation, depletion, and amortization	(418,729)	(415,498)
Property and equipment, net	$388,777	$400,725
Depletion expense related to oil and gas properties was $5,386 and $2,772 during the first six months of 2023 and 2022, respectively.
The Company recorded an impairment to restaurant long-lived assets of $833 in the second quarter of 2023 and $1,609 in the first six months of 2023 related to underperforming stores. There were no impairments of property and equipment in the second quarter and first six months of 2022.

Property and equipment held for sale of $1,671 and $4,700 are recorded in other assets as of June 30, 2023 and December 31, 2022, respectively. The assets classified as held for sale at June 30, 2023 include five properties owned by Steak n Shake, which were previously company-operated restaurants. During the first six months of 2023, Steak n Shake sold four properties for a gain of $4,414. Abraxas Petroleum sold its office building with no gain or loss recorded.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2022
Goodwill	$53,813
Accumulated impairment losses	(300)
$53,513
Change in foreign exchange rates during the first six months of 2023	9
Goodwill at June 30, 2023	$53,522

Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of our reporting units and indefinite-lived intangible assets. The key assumptions and inputs used in such determinations may include forecasting revenue and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially for the forecasts. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to earnings as an impairment loss. There was no impairment recorded for goodwill during the first six months of 2023 or 2022. There was a $20 impairment recorded for intangible assets during the first six months of 2023 and $20 impairment recorded in the first six months of 2022.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2022
Intangibles	$15,876	$10,889	$26,765
Accumulated impairment losses	—	(3,728)	(3,728)
	15,876	7,161	23,037
Impairment	—	(20)	(20)
Change in foreign exchange rates during the first six months of 2023	—	117	117
Balance at June 30, 2023	$15,876	$7,258	$23,134
Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	Second Quarter		First Six Months
	2023	2022	2023	2022
Net sales	$39,524	$37,681	$76,418	$75,897
Franchise partner fees	19,070	16,425	36,982	32,049
Franchise royalties and fees	4,125	5,237	8,383	10,383
Other	1,772	981	3,837	1,842
	$64,491	$60,324	$125,620	$120,171

Note 7. Restaurant Operations Revenues (continued)
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
The Company leases or subleases property and equipment to franchise partners under lease arrangements. Both real estate and equipment rental payments are charged to franchise partners and are recognized in accordance with ASC 842, “Leases”. During the second quarter of 2023 and 2022, restaurant operations recognized $5,763 and $5,057, respectively, in franchise partner fees related to rental income. During the first six months ended June 30, 2023 and June 30, 2022, restaurant operations recognized $11,338 and $9,831, respectively, in franchise partner fees related to rental income.
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
Other Revenue
Restaurant operations sells gift cards to customers that can be redeemed for retail food sales within our stores. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as net sales upon redemption. Restaurant operations estimates breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as other revenue in proportion to the rate of gift card redemptions by vintage.
Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	June 30, 2023	December 31, 2022
Accounts payable	$26,103	$28,431
Gift card and other marketing	9,287	12,028
Insurance accruals	4,223	6,012
Salaries, wages and vacation	7,020	4,400
Deferred revenue	4,323	4,445
Taxes payable	15,818	14,896
Oil and gas payable	4,467	3,877
Other	2,135	4,527
Accounts payable and accrued expenses	$73,376	$78,616

Note 9. Lines of Credit
Biglari Holdings Line of Credit
On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. The line of credit will be available on a revolving basis until September 12, 2024. The line of credit includes customary covenants, as well as financial maintenance covenants. The balance of the line of credit on June 30, 2023 was $3,600 and $10,000 on December 31, 2022. On June 30, 2023, the interest rate was 7.8%.

Note 9. Lines of Credit (continued)
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of June 30, 2023 and December 31, 2022, Western Sizzlin had no debt outstanding under its revolver.

Note 10. Unpaid Losses and Loss Adjustment Expenses
Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under insurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, net of reinsurance, for each of the six month periods ended June 30, 2023 and 2022 follows.

	2023	2022
Balances at beginning of year:
Gross liabilities	$17,520	$14,993
Reinsurance recoverable on unpaid losses	(715)	(1,892)
Net liabilities	16,805	13,101
Incurred losses and loss adjustment expenses:
Current accident year	19,984	19,669
Prior accident years	(3,016)	(837)
Total	16,968	18,832
Paid losses and loss adjustment expenses:
Current accident year	14,426	13,259
Prior accident years	4,667	5,200
Total	19,093	18,459
Balances at June 30:
Net liabilities	14,680	13,474
Reinsurance recoverable on unpaid losses	1,150	751
Gross liabilities	$15,830	$14,225
Incurred loss and loss adjustment expenses of $16,968 and $18,832 in the first six months of 2023 and 2022, respectively, were recorded in earnings and related to insured events occurring in the current period and events occurring in all prior periods. Incurred and paid loss and loss adjustment expenses are net of reinsurance recoveries. We recorded net reductions of estimated ultimate liabilities for prior accident years of $3,016 and $837 in the first six months of 2023 and 2022, respectively, which produced corresponding reductions in incurred losses and loss adjustment expenses in those periods. These reductions as a percentage of the net liabilities at the beginning of each year were 17.9% in 2023 and 6.4% in 2022.

Note 11. Lease Assets and Obligations
Lease obligations include the following.

Current portion of lease obligations	June 30, 2023	December 31, 2022
Finance lease liabilities	$1,264	$1,237
Finance obligations	5,129	5,161
Operating lease liabilities	9,077	10,583
Total current portion of lease obligations	$15,470	$16,981

Long-term lease obligations
Finance lease liabilities	$3,465	$4,129
Finance obligations	58,028	58,868
Operating lease liabilities	28,106	28,847
Total long-term lease obligations	$89,599	$91,844
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
Total lease cost consists of the following.

	Second Quarter		First Six Months
	2023	2022	2023	2022
Finance lease costs:
Amortization of right-of-use assets	$242	$351	$484	$714
Interest on lease liabilities	86	108	177	223
Operating and variable lease costs	3,081	3,593	6,248	7,205
Sublease income	(3,054)	(2,906)	(6,145)	(5,592)
Total lease costs	$355	$1,146	$764	$2,550
Supplemental cash flow information related to leases is as follows.

	First Six Months
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$636	$800
Operating cash flows from finance leases	$177	$223
Operating cash flows from operating leases	$6,689	$6,266

Note 11. Lease Assets and Obligations (continued)
Supplemental balance sheet information related to leases is as follows.

	June 30, 2023	December 31, 2022
Finance leases:
Property and equipment, net	$3,337	$4,352
Weighted-average lease terms and discount rates are as follows.

June 30, 2023
Weighted-average remaining lease terms:
Finance leases	3.89 years
Operating leases	5.27 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%
Maturities of lease liabilities as of June 30, 2023 are as follows.

Year	Operating Leases	Finance Leases
2023	$5,947	$756
2024	10,327	1,534
2025	8,654	1,298
2026	6,118	959
2027	3,820	623
After 2027	9,489	232
Total lease payments	44,355	5,402
Less interest	7,172	673
Total lease liabilities	$37,183	$4,729
Lease Income
The components of lease income recorded in restaurant operations are as follows.

	Second Quarter		First Six Months
	2023	2022	2023	2022
Operating lease income	$4,044	$3,945	$8,129	$7,652
Variable lease income	1,921	1,426	3,705	2,756
Total lease income	$5,965	$5,371	$11,834	$10,408

Note 11. Lease Assets and Obligations (continued)
The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of June 30, 2023. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
2023	$348	$159
2024	581	396
2025	454	404
2026	134	407
2027	116	407
After 2027	125	3,014
Total future minimum receipts	$1,758	$4,787

Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the first six months of 2023 and 2022. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax expense for the second quarter of 2023 was $1,018 compared to an income tax benefit of $22,709 for the second quarter of 2022.  Income tax expense for the first six months of 2023 was $20,756 compared to an income tax benefit of $22,880 for the first six months of 2022. The variance in income taxes between 2023 and 2022 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pre-tax losses were $7,496 during the second quarter of 2023 compared to pre-tax losses of $105,241 during the second quarter of 2022. Investment partnership pre-tax gains were $65,092 during the first six months of 2023 compared to pre-tax losses of $111,902 during the first six months of 2022.
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

As of June 30, 2023 and December 31, 2022, the fair values of financial assets were as follows.

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$16,563	$—	$—	$16,563	$17,608	$—	$—	$17,608
Equity securities
Consumer goods	22,761	311	—	23,072	17,274	—	—	17,274
Other	2,927	—	—	2,927	2,031	—	—	2,031
Bonds
Government	61,467	—	—	61,467	48,456	—	—	48,456
Corporate	1,193	—	—	1,193	2,199	—	—	2,199
Non-qualified deferred compensation plan investments	—	—	—	—	699	—	—	699
Total assets at fair value	$104,911	$311	$—	$105,222	$88,267	$—	$—	$88,267
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

The Company paid Biglari Enterprises $4,200 in service fees during the first six months of 2023 and 2022. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
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

Note 16. Business Segment Reporting (continued)
A disaggregation of our consolidated data for the second quarters and first six months of 2023 and 2022 is presented in the tables which follow.

	Revenues
	Second Quarter		First Six Months
	2023	2022	2023	2022
Operating Businesses:
Restaurant Operations:
Steak n Shake	$61,577	$57,742	$120,064	$115,495
Western Sizzlin	2,914	2,582	5,556	4,676
Total Restaurant Operations	64,491	60,324	125,620	120,171

Insurance Operations:
Underwriting
First Guard	9,215	9,015	18,114	17,746
Southern Pioneer	6,756	6,211	12,621	11,649
Investment income and other	1,576	1,128	3,041	2,038
Total Insurance Operations	17,547	16,354	33,776	31,433

Oil and Gas Operations:
Abraxas Petroleum	5,931	—	13,183	—
Southern Oil	4,810	14,440	9,781	24,252
Total Oil and Gas Operations	10,741	14,440	22,964	24,252

Maxim	761	1,249	1,356	1,883
	$93,540	$92,367	$183,716	$177,739

Note 16. Business Segment Reporting (continued)

	Earnings (Losses) Before Income Taxes
	Second Quarter		First Six Months
	2023	2022	2023	2022
Operating Businesses:
Restaurant Operations:
Steak n Shake	$8,634	$3,615	$15,959	$7,813
Western Sizzlin	593	396	1,065	628
Total Restaurant Operations	9,227	4,011	17,024	8,441

Insurance Operations:
Underwriting:
First Guard	3,154	1,714	5,016	2,446
Southern Pioneer	(451)	(281)	(562)	(618)
Investment income and other	1,265	998	2,301	1,967
Total Insurance Operations	3,968	2,431	6,755	3,795

Oil and Gas Operations:
Abraxas Petroleum	1,845	—	3,054	—
Southern Oil	1,045	8,421	1,939	12,342
Total Oil and Gas Operations	2,890	8,421	4,993	12,342

Maxim	208	501	330	165
Interest expense not allocated to segments	(40)	—	(207)	—
Total Operating Businesses	16,253	15,364	28,895	24,743

Corporate and other	(6,216)	(3,052)	(9,809)	(6,464)
Investment gains (losses)	353	(3,560)	3,991	(3,335)
Investment partnership gains (losses)	(7,496)	(105,241)	65,092	(111,902)
	$2,894	$(96,489)	$88,169	$(96,958)

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
As of June 30, 2023, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.3% of the economic interest and 70.4% of the voting interest.
On September 14, 2022, the Company purchased Series A Preferred Stock (the “Preferred Shares”) of Abraxas Petroleum Corporation for a purchase price of $80 million. On October 26, 2022, the Company exchanged the Preferred Shares for 90% of the outstanding common stock of Abraxas Petroleum. On June 14, 2023, Biglari Holdings purchased the remaining 10% of the outstanding common stock of Abraxas Petroleum.
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	Second Quarter		First Six Months
	2023	2022	2023	2022
Operating businesses:
Restaurant	$6,935	$3,006	$12,775	$6,268
Insurance	3,132	1,859	5,301	2,903
Oil and gas	2,150	6,369	3,820	9,293
Brand licensing	156	375	247	124
Interest expense	(31)	—	(160)	—
Corporate and other	(5,243)	(2,237)	(8,241)	(4,888)
Total operating businesses	7,099	9,372	13,742	13,700
Investment gains	276	(2,805)	3,141	(2,630)
Investment partnership gains (losses)	(5,499)	(80,347)	50,530	(85,148)
Net earnings (loss)	1,876	(73,780)	67,413	(74,078)
Earnings (loss) attributable to noncontrolling interest	(60)	—	591	—
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$1,936	$(73,780)	$66,822	$(74,078)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 521 company-operated and franchise restaurants as of June 30, 2023.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2022	177	175	154	3	36	545
Corporate stores transitioned	(2)	2	—	—	—	—
Net restaurants opened (closed)	(8)	—	(16)	—	—	(24)
Total stores as of June 30, 2023	167	177	138	3	36	521

Total stores as of December 31, 2021	199	159	178	3	38	577
Corporate stores transitioned	(18)	18	—	—	—	—
Net restaurants opened (closed)	(5)	—	(12)	—	—	(17)
Total stores as of June 30, 2022	176	177	166	3	38	560
As of June 30, 2023, 30 of the 167 company-operated Steak n Shake stores were closed. Steak n Shake has contracted to sell five of the 30 closed stores. An additional fifteen closed stores are listed with brokers for lease or sale. Steak n Shake plans to refranchise the remaining closed company-operated restaurants.
During the first six months of 2023, Steak n Shake reopened five stores and sold four properties; all were closed as of December 31, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurant operations are summarized below.

	Second Quarter				First Six Months
	2023		2022		2023		2022
Revenue
Net sales	$39,524		$37,681		$76,418		$75,897
Franchise partner fees	19,070		16,425		36,982		32,049
Franchise royalties and fees	4,125		5,237		8,383		10,383
Other revenue	1,772		981		3,837		1,842
Total revenue	64,491		60,324		125,620		120,171

Restaurant cost of sales
Cost of food	11,702	29.6%	11,365	30.2%	22,150	29.0%	22,325	29.4%
Restaurant operating costs	19,295	48.8%	20,350	54.0%	37,752	49.4%	40,382	53.2%
Occupancy costs	3,931	9.9%	4,240	11.3%	7,764	10.2%	8,600	11.3%
Total cost of sales	34,928		35,955		67,666		71,307

Selling, general and administrative
General and administrative	10,790	16.7%	10,121	16.8%	21,253	16.9%	18,771	15.6%
Marketing	3,294	5.1%	3,087	5.1%	6,247	5.0%	6,831	5.7%
Other expenses	(2,689)	(4.2)%	(361)	(0.6)%	(4,301)	(3.4)%	(316)	(0.3)%
Total selling, general and administrative	11,395	17.7%	12,847	21.3%	23,199	18.5%	25,286	21.0%

Impairments	(853)		(20)		(1,629)		(20)
Depreciation and amortization	(6,787)		(6,106)		(13,494)		(12,320)
Interest on finance leases and obligations	(1,301)		(1,385)		(2,608)		(2,797)

Earnings before income taxes	9,227		4,011		17,024		8,441

Income tax expense	2,292		1,005		4,249		2,173

Contribution to net earnings	$6,935		$3,006		$12,775		$6,268
Cost of food, restaurant operating costs, and occupancy costs are expressed as a percentage of net sales.
General and administrative, marketing and other expenses are expressed as a percentage of total revenue.

Net sales for the second quarter and first six months of 2023 were $39,524 and $76,418, respectively, representing an increase of $1,843 or 4.9% and $521 or 0.7%, compared to the second quarter and first six months of 2022, respectively. The increase in revenue of company-owned restaurants is primarily due to higher same-store sales. For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurant’s profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will continue to decline as we transition from company-operated units to franchise partner units.

Our franchise partner fees were $19,070 during the second quarter of 2023, as compared to $16,425 during the second quarter of 2022. Franchise partner fees were $36,982 and $32,049 during the first six months of 2023 and 2022, respectively. As of June 30, 2023 and June 30, 2022, there were 177 franchise partner units. Included in franchise partner fees were $5,763 and $5,057 of rental income during the second quarter of 2023 and 2022, respectively, and $11,338 and $9,831 during the first six months of 2023 and 2022, respectively. Franchise partners rent buildings and equipment from Steak n Shake.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The franchise royalties and fees generated by the traditional franchising business were $4,125 during the second quarter of 2023, as compared to $5,237 during the second quarter of 2022. Franchise royalties and fees during the first six months of 2023 were $8,383 compared to $10,383 during the first six months of 2022. There were 138 Steak n Shake traditional units open on June 30, 2023, as compared to 166 units open on June 30, 2022. The decrease in franchise royalties and fees was primarily due to fewer traditional units open during 2023.

The cost of food at company-operated units during the second quarter of 2023 was $11,702 or 29.6% of net sales, as compared to $11,365 or 30.2% of net sales during the second quarter of 2022. The cost of food at company-operated units during the first six months of 2023 was $22,150 or 29.0% of net sales, as compared to $22,325 or 29.4% of net sales during the first six months of 2022. Cost of food expressed as a percentage of net sales remained relatively consistent.

The operating costs at company-operated restaurants during the second quarter of 2023 were $19,295 or 48.8% of net sales, as compared to $20,350 or 54.0% of net sales in the second quarter of 2022. The operating costs at company-operated restaurants during the first six months of 2023 were $37,752 or 49.4% of net sales, as compared to $40,382 or 53.2% of net sales in 2022. The decrease in operating costs as a percentage of net sales was mainly attributable to higher net sales.

General and administrative expenses during the second quarter of 2023 were $10,790 or 16.7% of total revenue, as compared to $10,121 or 16.8% of total revenue in the second quarter of 2022. General and administrative expenses during the first six months of 2023 were $21,253 or 16.9% of total revenue, as compared to $18,771 or 15.6% of total revenue in the first six months of 2022. The increase in general and administrative expenses was mainly attributable to increased support for franchise partnerships.

Marketing expense decreased by $584 during the first six months of 2023 compared to the first six months of 2022. The decrease was primarily attributable to reduced marketing by traditional franchisees.

During the first six months of 2023, Steak n Shake sold four properties for a gain of $4,414.

The Company recorded $853 of impairment charges in the second quarter and $1,629 in the first six months of 2023 related to underperforming stores. The Company recorded $20 of impairment charges in the second quarter and first six months of 2022.

Depreciation and amortization expense was $13,494 during 2023 versus $12,320 during 2022. The year-over-year increase was primarily attributable to higher capital expenditures incurred in 2022 and 2021.

Interest on obligations under leases was $2,608 during 2023 versus $2,797 during 2022. The year-over-year decrease in interest expense is primarily attributable to the maturity and retirement of lease obligations.
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
Underwriting results of our insurance operations are summarized below.

	Second Quarter		First Six Months
	2023	2022	2023	2022
Underwriting gain attributable to:
First Guard	$3,155	$1,714	$5,017	$2,446
Southern Pioneer	(451)	(281)	(562)	(618)
Pre-tax underwriting gain	2,704	1,433	4,455	1,828
Income tax expense	568	301	936	384
Net underwriting gain	$2,136	$1,132	$3,519	$1,444

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings of our insurance operations are summarized below.

	Second Quarter		First Six Months
	2023	2022	2023	2022
Premiums earned	$15,971	$15,226	$30,735	$29,395
Insurance losses	8,372	9,244	16,968	18,832
Underwriting expenses	4,895	4,549	9,312	8,735
Pre-tax underwriting gain	2,704	1,433	4,455	1,828
Other income and expenses
Investment income	752	257	1,337	470
Other income (expenses)	512	741	963	1,497
Total other income	1,264	998	2,300	1,967
Earnings before income taxes	3,968	2,431	6,755	3,795
Income tax expense	836	572	1,454	892
Contribution to net earnings	$3,132	$1,859	$5,301	$2,903

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

	Second Quarter				First Six Months
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$9,215	100.0%	$9,015	100.0%	$18,114	100.0%	$17,746	100.0%

Insurance losses	4,254	46.2%	5,465	60.6%	9,498	52.4%	11,653	65.7%
Underwriting expenses	1,806	19.6%	1,836	20.4%	3,599	19.9%	3,647	20.6%
Total losses and expenses	6,060	65.8%	7,301	81.0%	13,097	72.3%	15,300	86.3%
Pre-tax underwriting gain	$3,155		$1,714		$5,017		$2,446

First Guard’s ratio of losses and loss adjustment expenses to premiums earned was 46.2% during the second quarter of 2023 as compared to 60.6% during the second quarter of 2022 and 52.4% during the first six months of 2023 as compared to 65.7% during the first six months of 2022. First Guard’s underwriting results in 2023 were in line with its historical performance despite cost inflation in property and physical damage claims, which began to accelerate in 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	Second Quarter				First Six Months
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$6,756	100.0%	$6,211	100.0%	$12,621	100.0%	$11,649	100.0%

Insurance losses	4,118	61.0%	3,779	60.8%	7,470	59.2%	7,179	61.6%
Underwriting expenses	3,089	45.7%	2,713	43.7%	5,713	45.3%	5,088	43.7%
Total losses and expenses	7,207	106.7%	6,492	104.5%	13,183	104.5%	12,267	105.3%
Pre-tax underwriting gain (loss)	$(451)		$(281)		$(562)		$(618)
Southern Pioneer’s ratio of losses and loss adjustment expenses to premiums earned was 61.0% during the second quarter of 2023 as compared to 60.8% during the second quarter of 2022 and 59.2% during the first six months of 2023 and 61.6% during the first six months of 2022. Southern Pioneer’s underwriting losses were primarily attributable to weather-related losses in its personal lines as well as a higher expense ratio, an increase caused by information technology projects related to the implementation of a new policy administration system.
A summary of net investment income attributable to our insurance operations follows.

	Second Quarter		First Six Months
	2023	2022	2023	2022
Interest, dividends and other investment income:
First Guard	$431	$122	$818	$196
Southern Pioneer	321	135	519	274
Pre-tax investment income	752	257	1,337	470
Income tax expense	158	54	281	99
Net investment income	$594	$203	$1,056	$371
We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Oil and Gas
A summary of revenues and earnings of our oil and gas operations follows.

	Second Quarter		First Six Months
	2023	2022	2023	2022
Oil and gas revenues	$10,741	$14,440	$22,964	$24,252

Oil and gas production costs	3,512	3,843	8,983	7,662
Depreciation, depletion and accretion	2,901	1,534	5,751	3,053
General and administrative expenses	1,438	642	3,237	1,195
Earnings before income taxes	2,890	8,421	4,993	12,342
Income tax expense	740	2,052	1,173	3,049
Contribution to net earnings	$2,150	$6,369	$3,820	$9,293
Our oil and gas business is highly dependent on oil and natural gas prices. The average West Texas Intermediate price per barrel for the first six months of 2023 was approximately $74.86 as compared to approximately $101.66 in the first six months of 2022. It is expected that the prices of oil and gas commodities will remain volatile, which will be reflected in our financial results.
Southern Oil
Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico.  Earnings for Southern Oil are summarized below.

	Second Quarter		First Six Months
	2023	2022	2023	2022
Oil and gas revenues	$4,810	$14,440	$9,781	$24,252
Oil and gas production costs	1,868	3,843	4,208	7,662
Depreciation, depletion and accretion	1,168	1,534	2,352	3,053
General and administrative expenses	729	642	1,282	1,195
Earnings before income taxes	1,045	8,421	1,939	12,342
Income tax expense	316	2,052	471	3,049
Contribution to net earnings	$729	$6,369	$1,468	$9,293

Abraxas Petroleum
Abraxas Petroleum operates oil and gas properties in the Permian Basin of West Texas. Earnings for Abraxas Petroleum are summarized below.

	Second Quarter		First Six Months
	2023	2022	2023	2022
Oil and gas revenues	$5,931	$—	$13,183	$—
Oil and gas production costs	1,644	—	4,775	—
Depreciation, depletion and accretion	1,733	—	3,399	—
General and administrative expenses	709	—	1,955	—
Earnings before income taxes	1,845	—	3,054	—
Income tax expense	424	—	702	—
Contribution to net earnings	$1,421	$—	$2,352	$—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	Second Quarter		First Six Months
	2023	2022	2023	2022
Licensing and media revenue	$761	$1,249	$1,356	$1,883

Licensing and media costs	499	677	951	1,630
General and administrative expenses	54	71	75	88
Earnings before income taxes	208	501	330	165
Income tax expense	52	126	83	41
Contribution to net earnings	$156	$375	$247	$124
We acquired Maxim with the idea of transforming its business model.  The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.
Investment Gains and Investment Partnership Gains
Investment gains net of tax for the second quarter of 2023 were $276 compared to investment losses net of tax for the second quarter of 2022 of $2,805. Investment gains net of tax for the first six months of 2023 were $3,141 compared to investment gains net of tax for the first six months of 2022 of $2,630. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Earnings (loss) from our investments in partnerships are summarized below.

	Second Quarter		First Six Months
	2023	2022	2023	2022
Investment partnership gains (losses)	$(7,496)	$(105,241)	$65,092	$(111,902)
Tax expense (benefit)	(1,997)	(24,894)	14,562	(26,754)
Contribution to net earnings (loss)	$(5,499)	$(80,347)	$50,530	$(85,148)
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
Investment gains and losses in 2023 and 2022 were mainly derived from our investments in equity securities and included unrealized gains and losses from market price changes during the period. We believe that investment and derivative gains/losses are generally meaningless for analytical purposes in understanding our quarterly and annual results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest Expense
The Company’s interest expense is summarized below.

	Second Quarter		First Six Months
	2023	2022	2023	2022
Interest expense on notes payable	$40	$—	$207	$—
Tax benefit	9	—	47	—
Interest expense net of tax	$31	$—	$160	$—

On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. The balance of the line of credit was $3,600 as of June 30, 2023 and $10,000 as of December 31, 2022. On June 30, 2023, the interest rate was 7.8%.
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses increased during the second quarter and first six months of 2023 compared to the same periods in 2022 primarily because of recording a non-cash write down of a receivable of $1,000 and accruing for incentive fees.
Income Taxes
Income tax expense for the second quarter of 2023 was $1,018 compared to an income tax benefit of $22,709 for the second quarter of 2022. Income tax expense for the first six months of 2023 was $20,756 compared to an income tax benefit of $22,880 for the first six months of 2022. The variance in income taxes between 2023 and 2022 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pre-tax losses were $7,496 during the second quarter of 2023 compared to pre-tax losses of $105,241 during the second quarter of 2022. Investment partnership pre-tax gains were $65,092 during the first six months of 2023 compared to pre-tax losses of $111,902 during the first six months of 2022.
Financial Condition
Consolidated cash and investments are summarized below.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$30,881	$37,467
Investments	88,259	69,466
Fair value of interest in investment partnerships	549,872	383,004
Total cash and investments	669,012	489,937
Less: portion of Company stock held by investment partnerships	(321,136)	(227,210)
Carrying value of cash and investments on balance sheet	$347,876	$262,727
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity
Our balance sheet continues to maintain significant liquidity.  Consolidated cash flow activities are summarized below.

	First Six Months
	2023	2022
Net cash provided by operating activities	$31,518	$34,204
Net cash used in investing activities	(28,474)	(32,819)
Net cash used in financing activities	(9,478)	(3,134)
Effect of exchange rate changes on cash	98	(88)
Decrease in cash, cash equivalents and restricted cash	$(6,336)	$(1,837)
In 2023, cash from operating activities decreased by $2,686 as compared to 2022. The change was primarily attributable to distributions from investment partnerships that occurred in 2022.
Net cash used in investing activities decreased during 2023 by $4,345 as compared to 2022. Capital expenditures were $5,856 less in 2023 as compared to 2022; however, proceeds from sales of assets were $9,561 more in 2023 as compared to 2022. Offsetting these increases of cash were payments for purchases of noncontrolling interest of $5,387 in 2023 and increased investments, net of maturities and sales of $5,685 in 2023 as compared to 2022.
The change in cash used in financing activities was primarily due to net payments on the Company’s line of credit of $6,400 during 2023.
Biglari Holdings Line of Credit
On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. The line of credit will be available on a revolving basis until September 12, 2024. The line of credit includes customary covenants, as well as financial maintenance covenants. As of June 30, 2023, we were in compliance with all covenants. The balance of the line of credit on June 30, 2023 was $3,600 and $10,000 on December 31, 2022. On June 30, 2023, the interest rate was 7.8%.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of June 30, 2023 and December 31, 2022, Western Sizzlin had no debt outstanding on its revolver.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.     Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of June 30, 2023.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Biglari Holdings Inc.

Date: August 4, 2023	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller