Form 10-Q
period 2023-09-30
Biglari Holdings Inc.
filed 2023-11-03
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Number of shares of common stock outstanding as of October 31, 2023:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,993	$37,467
Investments	84,365	69,466
Receivables	25,783	29,375
Inventories	3,457	3,851
Other current assets	7,722	10,495
Total current assets	155,320	150,654
Property and equipment	383,766	400,725
Operating lease assets	33,547	34,739
Goodwill and other intangible assets	76,444	76,550
Investment partnerships	169,417	155,794
Other assets	8,678	10,012
Total assets	$827,172	$828,474
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$78,997	$78,616
Loss and loss adjustment expenses	14,086	16,805
Unearned premiums	14,316	12,495
Current portion of lease obligations	15,206	16,981
Line of credit	19,000	10,000
Total current liabilities	141,605	134,897
Lease obligations	88,447	91,844
Deferred taxes	25,401	31,343
Asset retirement obligations	14,216	14,068
Other liabilities	99	754
Total liabilities	269,768	272,906
Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	385,594	381,788
Retained earnings	586,818	576,510
Accumulated other comprehensive income	(3,066)	(2,790)
Treasury stock, at cost	(413,080)	(409,680)
Biglari Holdings Inc. shareholders’ equity	557,404	546,966
Noncontrolling interests	—	8,602
Total shareholders’ equity	557,404	555,568
Total liabilities and shareholders’ equity	$827,172	$828,474
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	Third Quarter		First Nine Months
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$61,886	$59,437	$187,506	$179,608
Insurance premiums and other	16,624	16,312	50,400	47,745
Oil and gas	12,159	14,380	35,123	38,632
Licensing and media	268	1,905	1,624	3,788
Total revenues	90,937	92,034	274,653	269,773
Costs and expenses
Restaurant cost of sales	36,789	36,162	104,455	107,469
Insurance losses and underwriting expenses	12,964	13,245	39,244	40,812
Oil and gas production costs	3,771	4,090	12,754	11,752
Licensing and media costs	476	345	1,427	1,975
Selling, general and administrative	18,315	15,469	54,587	48,275
Gain on sale — oil and gas properties	(13,563)	—	(13,563)	—
Impairments	752	—	2,381	20
Depreciation, depletion, and amortization	9,611	8,456	29,645	24,127
Interest expense on leases	1,262	1,372	3,870	4,169
Interest expense on borrowings	262	67	469	67
Total costs and expenses	70,639	79,206	235,269	238,666
Other income
Investment gains (losses)	(4,715)	(849)	(724)	(4,184)
Investment partnership gains (losses)	(89,599)	29,658	(24,507)	(82,244)
Total other income (expenses)	(94,314)	28,809	(25,231)	(86,428)
Earnings (loss) before income taxes	(74,016)	41,637	14,153	(55,321)
Income tax expense (benefit)	(17,502)	9,598	3,254	(13,282)
Net earnings (loss)	(56,514)	32,039	10,899	(42,039)
Earnings attributable to noncontrolling interest	—	34	591	34
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$(56,514)	$32,005	$10,308	$(42,073)

Net earnings (loss) per average equivalent Class A share *	$(195.55)	$109.13	$35.44	$(140.30)
*Net earnings (loss) per average equivalent Class B share outstanding are one-fifth of the average equivalent Class A share or $(39.11) and $7.09 for the third quarter and first nine months of 2023, respectively, and $21.83 and $(28.06) for the third quarter and first nine months of 2022, respectively.
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Third Quarter		First Nine Months
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net earnings (loss)	$(56,514)	$32,039	$10,899	$(42,039)
Foreign currency translation	(286)	(618)	(276)	(1,870)
Comprehensive income	(56,800)	31,421	10,623	(43,909)
Comprehensive income attributable to noncontrolling interests	—	34	591	34
Total comprehensive income attributable to Biglari Holdings Inc. shareholders	$(56,800)	$31,387	$10,032	$(43,943)
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Nine Months
	2023	2022
	(Unaudited)
Operating activities
Net earnings (loss)	$10,899	$(42,039)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation, depletion, and amortization	29,645	24,127
Provision for deferred income taxes	(5,931)	(22,289)
Asset impairments	2,381	20
Gains on sale of assets	(18,391)	(905)
Investment and investment partnership (gains) losses	25,231	86,428
Distributions from investment partnerships	—	51,200
Changes in receivables, inventories and other assets	5,441	7,240
Changes in accounts payable and accrued expenses	(599)	(4,028)
Net cash provided by operating activities	48,676	99,754
Investing activities
Capital expenditures	(16,910)	(23,437)
Proceeds from property and equipment sales	20,403	2,201
Acquisition of a business, net of cash acquired	—	(54,899)
Purchases of noncontrolling interests	(5,387)	—
Purchases of interests in limited partnerships	(41,530)	(23,886)
Purchases of investments	(78,520)	(110,837)
Sales of investments and redemptions of fixed maturity securities	65,718	108,394
Net cash used in investing activities	(56,226)	(102,464)
Financing activities
Proceeds from line of credit	31,600	30,000
Payments on line of credit	(22,600)	—
Principal payments on direct financing lease obligations	(4,618)	(4,647)
Net cash provided by financing activities	4,382	25,353
Effect of exchange rate changes on cash	(56)	(150)
Increase (decrease) in cash, cash equivalents and restricted cash	(3,224)	22,493
Cash, cash equivalents and restricted cash at beginning of year	38,805	43,687
Cash, cash equivalents and restricted cash at end of third quarter	$35,581	$66,180

	September 30,
	2023	2022
	(Unaudited)
Cash and cash equivalents	$33,993	$64,842
Restricted cash in other long-term assets	1,588	1,338
Cash, cash equivalents and restricted cash at end of third quarter	$35,581	$66,180
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Biglari Holdings Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
For the third quarter and first nine months of 2023
Balance at December 31, 2022	$1,138	$381,788	$576,510	$(2,790)	$(409,680)	$8,602	$555,568
Net earnings (loss)			64,886			651	65,537
Other comprehensive income				332			332
Adjustment for holdings in investment partnerships					(239)		(239)
Balance at March 31, 2023	$1,138	$381,788	$641,396	$(2,458)	$(409,919)	$9,253	$621,198
Net earnings (loss)			1,936			(60)	1,876
Other comprehensive income				(322)			(322)
Adjustment for holdings in investment partnerships					(1,011)		(1,011)
Purchases of noncontrolling interests		3,806				(9,193)	(5,387)
Balance at June 30, 2023	$1,138	$385,594	$643,332	$(2,780)	$(410,930)	$—	$616,354
Net earnings (loss)			(56,514)				(56,514)
Other comprehensive income				(286)			(286)
Adjustment for holdings in investment partnerships					(2,150)		(2,150)
Balance at September 30, 2023	$1,138	$385,594	$586,818	$(3,066)	$(413,080)	$—	$557,404

For the third quarter and first nine months of 2022
Balance at December 31, 2021	$1,138	$381,788	$608,528	$(1,907)	$(401,851)	$—	$587,696
Net earnings (loss)			(298)				(298)
Other comprehensive income				(231)			(231)
Adjustment for holdings in investment partnerships					130		130
Balance at March 31, 2022	$1,138	$381,788	$608,230	$(2,138)	$(401,721)	$—	$587,297
Net earnings (loss)			(73,780)				(73,780)
Other comprehensive income				(1,021)			(1,021)
Adjustment for holdings in investment partnerships					(6,760)		(6,760)
Balance at June 30, 2022	$1,138	$381,788	$534,450	$(3,159)	$(408,481)	$—	$505,736
Net earnings (loss)			32,005			34	32,039
Other comprehensive income				(618)			(618)
Adjustment for holdings in investment partnerships					(638)		(638)
Purchases of noncontrolling interests						8,889	8,889
Balance at September 30, 2022	$1,138	$381,788	$566,455	$(3,777)	$(409,119)	$8,923	$545,408
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
As of September 30, 2023, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.3% of the economic interest and approximately 70.4% of the voting interest.

Business Acquisition
On September 14, 2022, the Company purchased Series A Preferred Stock (the “Preferred Shares”) of Abraxas Petroleum Corporation (“Abraxas Petroleum”) for a purchase price of $80,000. On October 26, 2022, the Company converted the Preferred Shares to 90% of the outstanding common stock of Abraxas Petroleum. On June 14, 2023, the remaining 10% of the outstanding common stock of Abraxas Petroleum was acquired for $5,387.

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

Note 2. Earnings Per Share (continued)
The following table presents shares authorized, issued and outstanding on September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

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

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Equivalent Class A common stock outstanding	620,592	620,592	620,592	620,592
Proportional ownership of Company stock held by investment partnerships	331,585	327,317	329,732	320,711
Equivalent Class A common stock for earnings per share	289,007	293,275	290,860	299,881
Note 3. Investments
We classify investments in fixed maturity securities at the acquisition date as available-for-sale. Realized gains and losses on disposals of investments are determined on a specific identification basis. Dividends earned on investments held by our insurance companies are reported as investment income. We consider investment income as a component of our aggregate insurance operating result. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Investment losses for the third quarter and first nine months of 2023 were $4,715 and $724, respectively. Investment losses in the third quarter and first nine months of 2022 were $849 and $4,184, respectively.
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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2022	$383,004	$227,210	$155,794
Investment partnership gains (losses)	21,141	45,648	(24,507)
Contributions	41,530		41,530
Changes in proportionate share of Company stock held		3,400	(3,400)
Partnership interest at September 30, 2023	$445,675	$276,258	$169,417

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2021	$474,201	$223,802	$250,399
Investment partnership gains (losses)	(119,864)	(37,620)	(82,244)
Contributions (net of distributions)	(16,023)		(16,023)
Changes in proportionate share of Company stock held		7,268	(7,268)
Partnership interest at September 30, 2022	$338,314	$193,450	$144,864
The carrying value of the investment partnerships net of deferred taxes is presented below.

	September 30, 2023	December 31, 2022
Carrying value of investment partnerships	$169,417	$155,794
Deferred tax liability related to investment partnerships	(17,646)	(23,643)
Carrying value of investment partnerships net of deferred taxes	$151,771	$132,151
Because of a transaction that occurred between The Lion Fund, L.P. and The Lion Fund II, L.P. in 2022, we expect that a majority of the $17,646 deferred tax liability enumerated above will not become due until the dissolution of the investment partnerships. In effect, the tax-basis cost increased for the common stock of certain unaffiliated securities held by the investment partnerships.
The Company’s proportionate share of Company stock held by investment partnerships at cost was $413,080 and $409,680 at September 30, 2023 and December 31, 2022, respectively.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Gains (losses) from investment partnerships	$(89,599)	$29,658	$(24,507)	$(82,244)
Tax expense (benefit)	(21,222)	6,601	(6,660)	(20,153)
Contribution to net earnings (loss)	$(68,377)	$23,057	$(17,847)	$(62,091)
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

Note 4. Investment Partnerships (continued)

There were no incentive reallocations accrued during the first nine months of 2023 and 2022.
Summarized financial information for The Lion Fund, L.P., and The Lion Fund II, L.P., is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of September 30, 2023	$366,038	$327,011
Total liabilities as of September 30, 2023	$26,330	$174,471
Revenue for the first nine months of 2023	$44,886	$(12,172)
Earnings for the first nine months of 2023	$44,208	$(19,603)
Biglari Holdings’ ownership interest as of September 30, 2023	89.4%	87.8%

Total assets as of December 31, 2022	$285,071	$330,832
Total liabilities as of December 31, 2022	$10,517	$167,847
Revenue for the first nine months of 2022	$(46,341)	$(88,378)
Earnings for the first nine months of 2022	$(46,544)	$(89,771)
Biglari Holdings’ ownership interest as of September 30, 2022	88.2%	87.7%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	September 30, 2023	December 31, 2022
Land	$139,817	$143,313
Buildings	151,911	151,627
Land and leasehold improvements	151,371	151,496
Equipment	215,246	222,661
Oil and gas properties	144,844	144,888
Construction in progress	1,599	2,238
	804,788	816,223
Less accumulated depreciation, depletion, and amortization	(421,022)	(415,498)
Property and equipment, net	$383,766	$400,725
Depletion expense related to oil and gas properties was $7,550 and $4,345 during the first nine months of 2023 and 2022, respectively.
The Company recorded an impairment of $752 in the third quarter of 2023 and $2,361 in the first nine months of 2023 related to underperforming stores. There were no impairments of property and equipment in the third quarter and first nine months of 2022.

Property and equipment held for sale of $1,410 and $4,700 are recorded in other assets as of September 30, 2023 and December 31, 2022, respectively. The assets classified as held for sale at September 30, 2023 include properties owned by Steak n Shake, which were previously company-operated restaurants. During the third quarter, Abraxas Petroleum entered into a royalty-based arrangement with an unaffiliated party to conduct development activities that will establish proved undeveloped reserves on its proportional share; however, Abraxas Petroleum will not be required to fund any exploration expenditures on its undeveloped properties. As a result of the transaction, a gain of $13,563 was recorded for the upfront payment portion of the arrangement. During the first nine months of 2023, Steak n Shake sold properties for a gain of $5,253. Abraxas Petroleum sold its office building for $4,719 with no gain or loss recorded.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2022
Goodwill	$53,813
Accumulated impairment losses	(300)
$53,513
Change in foreign exchange rates during the first nine months of 2023	(7)
Goodwill at September 30, 2023	$53,506

Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of our reporting units and indefinite-lived intangible assets. The key assumptions and inputs used in such determinations may include forecasting revenue and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially for the forecasts. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to earnings as an impairment loss. There was no impairment recorded for goodwill during the first nine months of 2023 or 2022. There was a $20 impairment recorded for intangible assets during the first nine months of 2023 and 2022.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2022
Intangible assets	$15,876	$10,889	$26,765
Accumulated impairment losses	—	(3,728)	(3,728)
	15,876	7,161	23,037
Impairment	—	(20)	(20)
Change in foreign exchange rates during the first nine months of 2023	—	(79)	(79)
Balance at September 30, 2023	$15,876	$7,062	$22,938
Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Net sales	$39,195	$37,448	$115,613	$113,345
Franchise partner fees	17,622	15,880	54,604	47,929
Franchise royalties and fees	4,073	5,089	12,456	15,472
Other	996	1,020	4,833	2,862
	$61,886	$59,437	$187,506	$179,608

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
The Company leases or subleases property and equipment to franchise partners under lease arrangements. Both real estate and equipment rental payments are charged to franchise partners and are recognized in accordance with ASC 842, “Leases”. During the third quarter of 2023 and 2022, restaurant operations recognized $5,692 and $5,362, respectively, in franchise partner fees related to rental income. During the first nine months ended September 30, 2023 and September 30, 2022, restaurant operations recognized $17,030 and $15,193, respectively, in franchise partner fees related to rental income.
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
Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	September 30, 2023	December 31, 2022
Accounts payable	$22,238	$28,431
Gift card and other marketing	8,564	12,028
Insurance accruals	5,284	6,012
Salaries, wages and vacation	11,937	4,400
Deferred revenue	3,137	4,445
Taxes payable	20,179	14,896
Oil and gas payable	3,418	3,877
Other	4,240	4,527
Accounts payable and accrued expenses	$78,997	$78,616

Note 9. Lines of Credit
Biglari Holdings Line of Credit
On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. The line of credit will be available on a revolving basis until September 12, 2024. The line of credit includes customary covenants, as well as financial maintenance covenants. The balance of the line of credit was $19,000 and $10,000 on September 30, 2023 and December 31, 2022, respectively. On September 30, 2023, the interest rate was 8.0%.

Note 9. Lines of Credit (continued)
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of September 30, 2023 and December 31, 2022, Western Sizzlin had no debt outstanding under its revolver.

Note 10. Unpaid Losses and Loss Adjustment Expenses
Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under insurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, net of reinsurance, for each of the nine month periods ended September 30, 2023 and 2022 follows.

	2023	2022
Balances at beginning of year:
Gross liabilities	$17,520	$14,993
Reinsurance recoverable on unpaid losses	(715)	(1,892)
Net liabilities	16,805	13,101
Incurred losses and loss adjustment expenses:
Current accident year	29,171	26,888
Prior accident years	(3,421)	757
Total	25,750	27,645
Paid losses and loss adjustment expenses:
Current accident year	22,443	20,961
Prior accident years	6,026	5,172
Total	28,469	26,133
Balances at September 30:
Net liabilities	14,086	14,613
Reinsurance recoverable on unpaid losses	1,047	649
Gross liabilities	$15,133	$15,262
In the first nine months, we recorded net reductions of estimated ultimate liabilities for prior accident years of $3,421 in 2023 and net increases of $757 in 2022, which resulted in corresponding changes in incurred losses and loss adjustment expenses. These changes as a percentage of the net liabilities at the beginning of each year were reductions of 20.4% in 2023 and increases of 5.8% in 2022.

Note 11. Lease Assets and Obligations
Lease obligations include the following.

Current portion of lease obligations	September 30, 2023	December 31, 2022
Finance lease liabilities	$1,287	$1,237
Finance obligations	5,027	5,161
Operating lease liabilities	8,892	10,583
Total current portion of lease obligations	$15,206	$16,981

Long-term lease obligations
Finance lease liabilities	$3,144	$4,129
Finance obligations	57,538	58,868
Operating lease liabilities	27,765	28,847
Total long-term lease obligations	$88,447	$91,844

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
Total lease cost consists of the following.

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Finance lease costs:
Amortization of right-of-use assets	$239	$309	$723	$1,023
Interest on lease liabilities	80	102	257	325
Operating and variable lease costs	3,012	3,577	9,260	10,782
Sublease income	(2,988)	(2,895)	(9,133)	(8,487)
Total lease costs	$343	$1,093	$1,107	$3,643
Supplemental cash flow information related to leases is as follows.

	First Nine Months
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$934	$1,116
Operating cash flows from finance leases	$257	$324
Operating cash flows from operating leases	$9,670	$9,347

Note 11. Lease Assets and Obligations (continued)
Supplemental balance sheet information related to leases is as follows.

	September 30, 2023	December 31, 2022
Finance leases:
Property and equipment, net	$3,098	$4,352
Weighted-average lease terms and discount rates are as follows.

September 30, 2023
Weighted-average remaining lease terms:
Finance leases	3.68 years
Operating leases	5.42 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%
Maturities of lease liabilities as of September 30, 2023 are as follows.

Year	Operating Leases	Finance Leases
2023	$3,040	$378
2024	10,495	1,534
2025	8,989	1,298
2026	6,468	959
2027	4,182	623
After 2027	10,715	232
Total lease payments	43,889	5,024
Less interest	7,232	593
Total lease liabilities	$36,657	$4,431
Lease Income
The components of lease income recorded in operations are as follows.

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Operating lease income	$4,085	$4,085	$12,214	$11,737
Variable lease income	1,840	1,556	5,545	4,312
Total lease income	$5,925	$5,641	$17,759	$16,049

Note 11. Lease Assets and Obligations (continued)
The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of September 30, 2023. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
2023	$143	$99
2024	465	396
2025	338	404
2026	19	407
2027	—	415
After 2027	—	2,858
Total future minimum receipts	$965	$4,579

Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the first nine months of 2023 and 2022. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax benefit for the third quarter of 2023 was $17,502 compared to an income tax expense of $9,598 for the third quarter of 2022.  Income tax expense for the first nine months of 2023 was $3,254 compared to an income tax benefit of $13,282 for the first nine months of 2022. The variance in income taxes between 2023 and 2022 is attributable to income and losses generated by the investment partnerships.  Investment partnership pre-tax losses were $89,599 during the third quarter of 2023 compared to pre-tax gains of $29,658 during the third quarter of 2022. Investment partnership pre-tax losses were $24,507 during the first nine months of 2023 compared to pre-tax losses of $82,244 during the first nine months of 2022.
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

As of September 30, 2023 and December 31, 2022, the fair values of financial assets were as follows.

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$7,591	$—	$—	$7,591	$17,608	$—	$—	$17,608
Equity securities
Consumer goods	22,475	—	—	22,475	17,274	—	—	17,274
Other	2,631	—	—	2,631	2,031	—	—	2,031
Bonds
Government	58,471	—	—	58,471	48,456	—	—	48,456
Corporate	1,188	—	—	1,188	2,199	—	—	2,199
Non-qualified deferred compensation plan investments	—	—	—	—	699	—	—	699
Total assets at fair value	$92,356	$—	$—	$92,356	$88,267	$—	$—	$88,267
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

The Company paid Biglari Enterprises $6,300 in service fees during the first nine months of 2023 and 2022. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
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
Note 16. Business Segment Reporting
Our reportable business segments are organized in a manner that reflects how management views those business activities. Our restaurant operations include Steak n Shake and Western Sizzlin. Our insurance operations include First Guard and Southern Pioneer.  Our oil and gas operations include Southern Oil and Abraxas Petroleum. The Company also reports segment information for Maxim. Other business activities not specifically identified with reportable business segments are presented under corporate and other. We report our earnings from investment partnerships separate from our corporate expenses. We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are neither necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations. The tabular information that follows shows data of our reportable segments reconciled to amounts reflected in the consolidated financial statements.

Note 16. Business Segment Reporting (continued)
A disaggregation of our consolidated data for the third quarters and first nine months of 2023 and 2022 is presented in the tables which follow.

	Revenues
	Third Quarter		First Nine Months
	2023	2022	2023	2022
Operating Businesses:
Restaurant Operations:
Steak n Shake	$59,180	$56,949	$179,244	$172,444
Western Sizzlin	2,706	2,488	8,262	7,164
Total Restaurant Operations	61,886	59,437	187,506	179,608

Insurance Operations:
Underwriting
First Guard	9,351	9,112	27,465	26,858
Southern Pioneer	5,809	6,004	18,430	17,653
Investment income and other	1,464	1,196	4,505	3,234
Total Insurance Operations	16,624	16,312	50,400	47,745

Oil and Gas Operations:
Abraxas Petroleum	8,310	1,692	21,493	1,692
Southern Oil	3,849	12,688	13,630	36,940
Total Oil and Gas Operations	12,159	14,380	35,123	38,632

Maxim	268	1,905	1,624	3,788
	$90,937	$92,034	$274,653	$269,773

Note 16. Business Segment Reporting (continued)

	Earnings (Losses) Before Income Taxes
	Third Quarter		First Nine Months
	2023	2022	2023	2022
Operating Businesses:
Restaurant Operations:
Steak n Shake	$3,358	$3,964	$19,317	$11,777
Western Sizzlin	397	369	1,462	997
Total Restaurant Operations	3,755	4,333	20,779	12,774

Insurance Operations:
Underwriting:
First Guard	2,362	2,354	7,378	4,800
Southern Pioneer	(166)	(483)	(728)	(1,101)
Investment income and other	1,155	1,221	3,456	3,188
Total Insurance Operations	3,351	3,092	10,106	6,887

Oil and Gas Operations:
Abraxas Petroleum	17,990	446	21,044	446
Southern Oil	963	6,795	2,902	19,137
Total Oil and Gas Operations	18,953	7,241	23,946	19,583

Maxim	(239)	1,534	91	1,699
Interest expense not allocated to segments	(262)	(67)	(469)	(67)
Total Operating Businesses	25,558	16,133	54,453	40,876

Corporate and other	(5,260)	(3,305)	(15,069)	(9,769)
Investment gains (losses)	(4,715)	(849)	(724)	(4,184)
Investment partnership gains (losses)	(89,599)	29,658	(24,507)	(82,244)
	$(74,016)	$41,637	$14,153	$(55,321)

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
As of September 30, 2023, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.3% of the economic interest and 70.4% of the voting interest.
On September 14, 2022, the Company purchased Series A Preferred Stock (the “Preferred Shares”) of Abraxas Petroleum Corporation for a purchase price of $80,000. On October 26, 2022, the Company converted the Preferred Shares to 90% of the outstanding common stock of Abraxas Petroleum. On June 14, 2023, the remaining 10% of the outstanding common stock of Abraxas Petroleum was acquired for $5,387.
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Operating businesses:
Restaurant	$3,395	$3,320	$16,170	$9,588
Insurance	2,674	2,389	7,975	5,292
Oil and gas	14,631	5,574	18,451	14,867
Brand licensing	(179)	1,150	68	1,274
Interest expense	(202)	(52)	(362)	(52)
Corporate and other	(4,746)	(2,742)	(12,987)	(7,630)
Total operating businesses	15,573	9,639	29,315	23,339
Investment gains (losses)	(3,710)	(657)	(569)	(3,287)
Investment partnership gains (losses)	(68,377)	23,057	(17,847)	(62,091)
Net earnings (loss)	(56,514)	32,039	10,899	(42,039)
Earnings (loss) attributable to noncontrolling interest	—	34	591	34
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$(56,514)	$32,005	$10,308	$(42,073)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 510 company-operated and franchise restaurants as of September 30, 2023.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2022	177	175	154	3	36	545
Corporate stores transitioned	(6)	7	(1)	—	—	—
Net restaurants opened (closed)	(12)	(1)	(19)	—	(3)	(35)
Total stores as of September 30, 2023	159	181	134	3	33	510

Total stores as of December 31, 2021	199	159	178	3	38	577
Corporate stores transitioned	(12)	12	—	—	—	—
Net restaurants opened (closed)	(6)	—	(19)	—	—	(25)
Total stores as of September 30, 2022	181	171	159	3	38	552
As of September 30, 2023, 27 of the 159 company-operated Steak n Shake stores were closed. As of September 30, 2023, Steak n Shake has contracted to sell three of the 27 closed stores. An additional 16 closed stores are listed with brokers for lease or sale as of September 30, 2023. Steak n Shake plans to reopen or refranchise the remaining closed company-operated restaurants.
During the first nine months of 2023, Steak n Shake reopened four stores and sold six properties; all were closed as of December 31, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurant operations are summarized below.

	Third Quarter				First Nine Months
	2023		2022		2023		2022
Revenue
Net sales	$39,195		$37,448		$115,613		$113,345
Franchise partner fees	17,622		15,880		54,604		47,929
Franchise royalties and fees	4,073		5,089		12,456		15,472
Other revenue	996		1,020		4,833		2,862
Total revenue	61,886		59,437		187,506		179,608

Restaurant cost of sales
Cost of food	11,888	30.3%	11,359	30.3%	34,038	29.4%	33,684	29.7%
Restaurant operating costs	20,955	53.5%	20,745	55.4%	58,707	50.8%	61,127	53.9%
Occupancy costs	3,946	10.1%	4,058	10.8%	11,710	10.1%	12,658	11.2%
Total cost of sales	36,789		36,162		104,455		107,469

Selling, general and administrative
General and administrative	10,720	17.3%	9,556	16.1%	31,973	17.1%	28,327	15.8%
Marketing	2,629	4.2%	2,758	4.6%	8,876	4.7%	9,589	5.3%
Other expenses	(825)	(1.3)%	(825)	(1.4)%	(5,126)	(2.7)%	(1,141)	(0.6)%
Total selling, general and administrative	12,524	20.2%	11,489	19.3%	35,723	19.1%	36,775	20.5%

Impairments	(752)		—		(2,381)		(20)
Depreciation and amortization	(6,804)		(6,081)		(20,298)		(18,401)
Interest on finance leases and obligations	(1,262)		(1,372)		(3,870)		(4,169)

Earnings before income taxes	3,755		4,333		20,779		12,774

Income tax expense	360		1,013		4,609		3,186

Contribution to net earnings	$3,395		$3,320		$16,170		$9,588
Cost of food, restaurant operating costs, and occupancy costs are expressed as a percentage of net sales.
General and administrative, marketing and other expenses are expressed as a percentage of total revenue.

Net sales for the third quarter and first nine months of 2023 were $39,195 and $115,613, respectively, representing an increase of $1,747 or 4.7% and $2,268 or 2.0%, compared to the third quarter and first nine months of 2022, respectively. The increase in revenue of company-owned restaurants is primarily due to higher same-store sales.

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

Our franchise partner fees were $17,622 during the third quarter of 2023, as compared to $15,880 during the third quarter of 2022. Franchise partner fees were $54,604 and $47,929 during the first nine months of 2023 and 2022, respectively. As of September 30, 2023 there were 181 franchise partner units compared to 171 franchise partner units as of September 30, 2022. Included in franchise partner fees were $5,692 and $5,362 of rental income during the third quarter of 2023 and 2022, respectively, and $17,030 and $15,193 during the first nine months of 2023 and 2022, respectively. Franchise partners rent buildings and equipment from Steak n Shake.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The franchise royalties and fees generated by the traditional franchising business were $4,073 during the third quarter of 2023, as compared to $5,089 during the third quarter of 2022. Franchise royalties and fees during the first nine months of 2023 were $12,456 compared to $15,472 during the first nine months of 2022. There were 134 Steak n Shake traditional units open on September 30, 2023, as compared to 159 units open on September 30, 2022. The decrease in franchise royalties and fees was primarily due to fewer traditional units open during 2023.

The cost of food at company-operated units during the third quarter of 2023 was $11,888 or 30.3% of net sales, as compared to $11,359 or 30.3% of net sales during the third quarter of 2022. The cost of food at company-operated units during the first nine months of 2023 was $34,038 or 29.4% of net sales, as compared to $33,684 or 29.7% of net sales during the first nine months of 2022. Cost of food expressed as a percentage of net sales remained relatively consistent.

The operating costs at company-operated restaurants during the third quarter of 2023 were $20,955 or 53.5% of net sales, as compared to $20,745 or 55.4% of net sales in the third quarter of 2022. The operating costs at company-operated restaurants during the first nine months of 2023 were $58,707 or 50.8% of net sales, as compared to $61,127 or 53.9% of net sales in 2022. The decrease in operating costs as a percentage of net sales was mainly attributable to higher net sales.

General and administrative expenses during the third quarter of 2023 were $10,720 or 17.3% of total revenue, as compared to $9,556 or 16.1% of total revenue in the third quarter of 2022. General and administrative expenses during the first nine months of 2023 were $31,973 or 17.1% of total revenue, as compared to $28,327 or 15.8% of total revenue in the first nine months of 2022. The change in general and administrative expenses is mainly attributable to an increase in support staff during 2023.

Marketing expense decreased by $713 during the first nine months of 2023 compared to the first nine months of 2022. The decrease was primarily attributable to reduced marketing by traditional franchisees.

During the first nine months of 2023, Steak n Shake sold properties for a gain of $5,253.

The Company recorded $752 in impairment charges in the third quarter and $2,381 in the first nine months of 2023 related to underperforming stores. The Company recorded no impairment charges in the third quarter and $20 in the first nine months of 2022.

Depreciation and amortization expense was $20,298 during 2023 versus $18,401 during 2022. The year-over-year increase was primarily attributable to higher capital expenditures incurred in 2022 and 2021.

Interest on obligations under leases was $3,870 during 2023 versus $4,169 during 2022. The year-over-year decrease in interest expense is primarily attributable to the maturity and retirement of lease obligations.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Underwriting results of our insurance operations are summarized below.

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Underwriting gain attributable to:
First Guard	$2,362	$2,354	$7,379	$4,800
Southern Pioneer	(166)	(483)	(728)	(1,101)
Pre-tax underwriting gain	2,196	1,871	6,651	3,699
Income tax expense	461	392	1,397	776
Net underwriting gain	$1,735	$1,479	$5,254	$2,923

Earnings of our insurance operations are summarized below.

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Premiums earned	$15,160	$15,116	$45,895	$44,511
Insurance losses	8,783	8,814	25,751	27,646
Underwriting expenses	4,181	4,431	13,493	13,166
Pre-tax underwriting gain	2,196	1,871	6,651	3,699
Other income and expenses
Investment income	832	362	2,169	832
Other income (expenses)	323	859	1,286	2,356
Total other income	1,155	1,221	3,455	3,188
Earnings before income taxes	3,351	3,092	10,106	6,887
Income tax expense	677	703	2,131	1,595
Contribution to net earnings	$2,674	$2,389	$7,975	$5,292

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

	Third Quarter				First Nine Months
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$9,351	100.0%	$9,112	100.0%	$27,465	100.0%	$26,858	100.0%

Insurance losses	5,268	56.3%	4,815	52.8%	14,766	53.8%	16,468	61.3%
Underwriting expenses	1,721	18.4%	1,943	21.3%	5,320	19.4%	5,590	20.8%
Total losses and expenses	6,989	74.7%	6,758	74.1%	20,086	73.2%	22,058	82.1%
Pre-tax underwriting gain	$2,362		$2,354		$7,379		$4,800

First Guard’s ratio of losses and loss adjustment expenses to premiums earned was 56.3% during the third quarter of 2023 as compared to 52.8% during the third quarter of 2022 and 53.8% during the first nine months of 2023 as compared to 61.3%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
during the first nine months of 2022. First Guard’s underwriting results in 2023 were in line with its historical performance despite cost inflation in property and physical damage claims, which began to accelerate in 2022.
Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	Third Quarter				First Nine Months
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$5,809	100.0%	$6,004	100.0%	$18,430	100.0%	$17,653	100.0%

Insurance losses	3,515	60.5%	3,999	66.6%	10,985	59.6%	11,178	63.3%
Underwriting expenses	2,460	42.3%	2,488	41.4%	8,173	44.3%	7,576	42.9%
Total losses and expenses	5,975	102.8%	6,487	108.0%	19,158	103.9%	18,754	106.2%
Pre-tax underwriting loss	$(166)		$(483)		$(728)		$(1,101)
Southern Pioneer’s ratio of losses and loss adjustment expenses to premiums earned was 60.5% during the third quarter of 2023 as compared to 66.6% during the third quarter of 2022 and 59.6% during the first nine months of 2023 and 63.3% during the first nine months of 2022. Southern Pioneer’s underwriting losses were primarily attributable to weather-related losses in its personal lines as well as a higher expense ratio, an increase caused by information technology projects related to the implementation of a new policy administration system.
A summary of net investment income attributable to our insurance operations follows.

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Interest, dividends and other investment income:
First Guard	$475	$202	$1,293	$398
Southern Pioneer	357	160	876	434
Pre-tax investment income	832	362	2,169	832
Income tax expense	174	76	455	175
Net investment income	$658	$286	$1,714	$657
We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Oil and Gas
A summary of revenues and earnings of our oil and gas operations follows.

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Oil and gas revenues	$12,159	$14,380	$35,123	$38,632

Oil and gas production costs	3,771	4,090	12,754	11,752
Depreciation, depletion and accretion	2,404	2,233	8,155	5,286
Gain on sale of properties	(13,563)	—	(13,563)	—
General and administrative expenses	594	816	3,831	2,011
Earnings before income taxes	18,953	7,241	23,946	19,583
Income tax expense	4,322	1,667	5,495	4,716
Contribution to net earnings	$14,631	$5,574	$18,451	$14,867
Our oil and gas business is highly dependent on oil and natural gas prices. The average West Texas Intermediate price per barrel for the first nine months of 2023 was approximately $77.30 as compared to approximately $98.27 in the first nine months of 2022. It is expected that the prices of oil and gas commodities will remain volatile, which will be reflected in our financial results.
Southern Oil

Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico.  Earnings for Southern Oil are summarized below.

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Oil and gas revenues	$3,849	$12,688	$13,630	$36,940
Oil and gas production costs	1,710	3,484	5,918	11,146
Depreciation, depletion and accretion	754	1,873	3,106	4,926
General and administrative expenses	422	536	1,704	1,731
Earnings before income taxes	963	6,795	2,902	19,137
Income tax expense	185	1,564	656	4,613
Contribution to net earnings	$778	$5,231	$2,246	$14,524

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Abraxas Petroleum

Abraxas Petroleum operates oil and gas properties in the Permian Basin of West Texas. Earnings for Abraxas Petroleum are summarized below.

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Oil and gas revenues	$8,310	$1,692	$21,493	$1,692
Oil and gas production costs	2,061	606	6,836	606
Depreciation, depletion and accretion	1,650	360	5,049	360
Gain on sale of properties	(13,563)	—	(13,563)	—
General and administrative expenses	172	280	2,127	280
Earnings before income taxes	17,990	446	21,044	446
Income tax expense	4,137	103	4,839	103
Contribution to net earnings	$13,853	$343	$16,205	$343
At year-end 2022, none of Abraxas Petroleum’s proved reserves were classified as proved undeveloped. During the third quarter, Abraxas Petroleum entered into a royalty-based arrangement with an unaffiliated party to conduct development activities that will establish proved undeveloped reserves on its proportional share; however, Abraxas Petroleum will not be required to fund any exploration expenditures on its undeveloped properties. As a result of the transaction, a gain of $13,563 was recorded for the upfront payment portion of the arrangement.
Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Licensing and media revenue	$268	$1,905	$1,624	$3,788

Licensing and media costs	476	345	1,427	1,975
General and administrative expenses	31	26	106	114
Earnings before income taxes	(239)	1,534	91	1,699
Income tax expense	(60)	384	23	425
Contribution to net earnings	$(179)	$1,150	$68	$1,274
We acquired Maxim with the idea of transforming its business model.  The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.
Investment Gains and Investment Partnership Gains
Investment losses net of tax for the third quarter of 2023 were $3,710 compared to investment losses net of tax for the third quarter of 2022 of $657. Investment losses net of tax for the first nine months of 2023 were $569 compared to investment losses net of tax for the first nine months of 2022 of $3,287. Dividends earned on investments are reported as investment income by

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Earnings (loss) from our investments in partnerships are summarized below.

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Investment partnership gains (losses)	$(89,599)	$29,658	$(24,507)	$(82,244)
Tax expense (benefit)	(21,222)	6,601	(6,660)	(20,153)
Contribution to net earnings (loss)	$(68,377)	$23,057	$(17,847)	$(62,091)
Investment partnership gains (losses) include gains/losses from changes in market values of underlying investments and dividends earned by the partnerships.  Dividend income has a lower effective tax rate than income from capital gains. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.
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
Interest Expense
The Company’s interest expense is summarized below.

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Interest expense on notes payable	$262	$67	$469	$67
Tax benefit	60	15	107	15
Interest expense net of tax	$202	$52	$362	$52

On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. The balance of the line of credit was $19,000 as of September 30, 2023 and $10,000 as of December 31, 2022. On September 30, 2023, the interest rate was 8.0%.
Corporate and Other
Income and expense items in corporate and other exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses increased during the third quarter and first nine months of 2023 compared to the same periods in 2022 primarily because of accruing for higher incentive fees.
Income Taxes
Income tax benefit for the third quarter of 2023 was $17,502 compared to an income tax expense of $9,598 for the third quarter of 2022. Income tax expense for the first nine months of 2023 was $3,254 compared to an income tax benefit of $13,282 for the first nine months of 2022. The variance in income taxes between 2023 and 2022 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pre-tax losses were $89,599 during the third quarter of 2023 compared to pre-tax gains of $29,658 during the third quarter of 2022. Investment partnership pre-tax losses were $24,507 during the first nine months of 2023 compared to pre-tax losses of $82,244 during the first nine months of 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Condition
Consolidated cash and investments are summarized below.

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$33,993	$37,467
Investments	84,365	69,466
Fair value of interest in investment partnerships	445,675	383,004
Total cash and investments	564,033	489,937
Less: portion of Company stock held by investment partnerships	(276,258)	(227,210)
Carrying value of cash and investments on balance sheet	$287,775	$262,727
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.
Liquidity
Our balance sheet continues to maintain significant liquidity.  Consolidated cash flow activities are summarized below.

	First Nine Months
	2023	2022
Net cash provided by operating activities	$48,676	$99,754
Net cash used in investing activities	(56,226)	(102,464)
Net cash provided by financing activities	4,382	25,353
Effect of exchange rate changes on cash	(56)	(150)
Increase (decrease) in cash, cash equivalents and restricted cash	$(3,224)	$22,493
In 2023, cash from operating activities decreased by $51,078 as compared to 2022. The change was primarily attributable to distributions from investment partnerships of $51,200 that occurred in 2022.
Net cash used in investing activities was $46,238 lower during 2023 as compared to 2022. Capital expenditures were $6,527 higher in 2022 primarily due to Steak n Shake’s implementation of a self-service model. Proceeds from sales of property and equipment were $18,202 higher in 2023 primarily due to the sale of oil & gas properties for $13,563. During 2022, the Company acquired 90% of Abraxas Petroleum for $80,000 but also assumed $25,101 of cash in the transaction. In 2023 the Company acquired the remaining 10% of Abraxas Petroleum for $5,387.
Cash provided by financing activities decreased $20,971 during 2023 as compared to 2022. The decrease was primarily due to net borrowings on the Company’s line of credit. In 2022 the Company borrowed $30,000 and in 2023 the Company borrowed $9,000.
Biglari Holdings Line of Credit
On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. The line of credit will be available on a revolving basis until September 12, 2024. The line of credit includes customary covenants, as well as financial maintenance covenants. As of September 30, 2023, we were in compliance with all covenants. The balance of the line of credit was $19,000 and $10,000 on September 30, 2023 and December 31, 2022, respectively. On September 30, 2023, the interest rate was 8.0%.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of September 30, 2023 and December 31, 2022, Western Sizzlin had no debt outstanding on its revolver.

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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.     Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of September 30, 2023.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Biglari Holdings Inc.

Date: November 3, 2023	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller