Form 10-K
period 2023-12-31
Biglari Holdings Inc.
filed 2024-02-26
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023, was approximately $201,503,586.

.
Number of shares of common stock outstanding as of February 20, 2024:

Class A common stock –	206,864
Class B common stock –	2,068,640
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
As of December 31, 2023, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.8% of the economic interest and approximately 71.0% of the voting interest.
Restaurant Operations
The Company’s restaurant operations are conducted through two subsidiaries: Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western Sizzlin”) for a combined 492 units. As of December 31, 2023, Steak n Shake had 148 company-operated restaurants, 181 franchise partner units, and 128 traditional franchise units. Western Sizzlin had 3 company-operated restaurants and 32 franchise units.
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

First Guard is a direct underwriter of commercial truck insurance, primarily selling physical damage and nontrucking liability insurance to truckers. The commercial truck insurance business is highly competitive in the areas of price and service. Vigorous competition is provided by large, well-capitalized companies and by small regional insurers. First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone. First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost insurer. First Guard uses its own claim staff to manage claims. Seasonal variations in First Guard’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of claims. First Guard is headquartered in Venice, Florida.

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

On September 14, 2022, the Company purchased Preferred Shares of Abraxas Petroleum for $80.0 million. On October 26, 2022, the Company exchanged the Preferred Shares for 90% of the outstanding common stock of Abraxas Petroleum. On June 14, 2023, the remaining 10% of the outstanding common stock of Abraxas Petroleum was acquired for $5.4 million.

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
Investments
The Company and its subsidiaries have invested in The Lion Fund, L.P., and The Lion Fund II, L.P. (collectively, “the investment partnerships”). The investment partnerships operate as private investment funds. As of December 31, 2023, the fair value of the investment partnerships was $472.8 million. In addition, the Company held marketable securities (outside the investment partnerships) of $91.9 million at fair value.
Employees
As of December 31, 2023, the Company employed 2,466 persons. When hiring personnel, we do not consider circumstances of birth, race, gender, ethnicity, religion, or any other factor unrelated to talent. The factor of prime importance to us, talent, is invariably found across a wide spectrum of humanity. We seek to associate with people of high character and competence.
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

Epidemics, pandemics, or other outbreaks could hurt our operating businesses and investments.
Epidemics, pandemics, or outbreaks may adversely affect our operations and investments. This is or may be due to closures or restrictions requested or mandated by governmental authorities, disruption to supply chains and workforce, reduction of demand for our products and services, credit losses when customers and other counterparties fail to satisfy their obligations to us, and volatility in global equity securities markets, among other factors.

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
Item 1B.     Unresolved Staff Comments
None.
Item 1C.     Cybersecurity

Our enterprise (the holding company and its operating subsidiaries) is using technology in virtually all aspects of the business. Much like many other businesses, certain of our subsidiaries’ information systems have been subject to computer viruses, malicious codes, unauthorized access, and other cyberattacks. We expect to be subject to similar attacks in the future as such attacks become more sophisticated. A significant disruption or failure of our technology systems could result in service interruptions, safety failures, security events, regulatory compliance failures, an inability to protect information and assets against unauthorized users, and other operational difficulties. Attacks perpetrated against our systems could result in loss of assets and critical information and expose us to remediation costs and reputational damage.

Cyberattacks could compromise confidential customer and employee information. Cyberattacks may result in business interruptions, lost revenues, higher commodity prices, disruption in fuel supplies, lower energy consumption, unstable markets, increased security, repair or other costs, or may materially adversely affect us in ways that cannot be predicted at this time.

Our operating businesses are managed on an unusually decentralized basis. There are few centralized or integrated business functions. Consistent with our decentralized management philosophy, our operating businesses individually establish specific practices concerning cybersecurity risks. Although our subsidiaries have taken steps intended to mitigate these risks, including business continuity planning, disaster recovery planning, and business impact analysis, a significant disruption or cyber intrusion at one or more of our significant operations could adversely affect our results of operations, financial condition, and liquidity. Additionally, if we are unable to acquire, develop, implement, adopt, or protect rights around new technology, we may suffer a competitive disadvantage, which could also have an adverse effect on our results of operations and financial condition. Given the wide variations in the nature and size of business activities, specific practices may vary widely among our operating subsidiaries.

Item 2.     Properties
Restaurant Properties
As of December 31, 2023, restaurant operations included 492 company-operated and franchise locations. Restaurant operations own the land and building for 142 restaurants; they also own one other property. The following table lists the locations of the restaurants as of December 31, 2023.

	Steak n Shake			Western Sizzlin
	Company Operated	Franchise Partner	Traditional Franchise	Company Operated	Franchise	Total
Domestic:
Alabama	1	1	4	—	5	11
Arkansas	—	—	4	—	6	10
California	—	—	2	—	—	2
Colorado	1	—	—	—	—	1
Florida	16	60	5	—	—	81
Georgia	7	11	10	—	4	32
Illinois	37	17	8	—	—	62
Indiana	35	20	1	—	—	56
Iowa	2	1	1	—	—	4
Kansas	—	—	2	—	—	2
Kentucky	—	12	6	—	—	18
Louisiana	—	—	1	—	—	1
Maryland	—	—	—	—	1	1
Michigan	7	6	1	—	—	14
Mississippi	—	—	6	—	1	7
Missouri	6	14	20	—	—	40
Nebraska	—	—	1	—	—	1
Nevada	—	—	5	—	—	5
North Carolina	1	5	2	—	6	14
Ohio	27	19	1	—	1	48
Oklahoma	—	—	2	—	2	4
Pennsylvania	1	—	1	—	—	2
South Carolina	1	—	2	—	1	4
Tennessee	1	7	9	—	3	20
Texas	1	8	10	—	—	19
Virginia	—	—	4	2	2	8
Washington, D.C.	—	—	1	—	—	1
West Virginia	—	—	2	1	—	3
International:
France	2	—	17	—	—	19
Monaco	1	—	—	—	—	1
Spain	1	—	—	—	—	1
Total	148	181	128	3	32	492
As of December 31, 2023, 17 of the 148 Steak n Shake company-operated stores were closed. Steak n Shake plans to sell or lease 10 of the 17 locations and refranchise the balance.

Other Properties
Southern Oil primarily operates oil and natural gas wells in Louisiana. Its operations are primarily offshore in the shallow waters of the Gulf of Mexico.

Abraxas Petroleum operates oil and natural gas wells in the Permian Basin.

Through its subsidiaries, the Company owns Steak n Shake’s office building in Indianapolis, Indiana; First Guard’s office building in Venice, Florida; and Southern Pioneer’s office building in Jonesboro, Arkansas. In addition, the Company owns eight various locations that are being leased or are available to be leased by third parties, along with owning one undeveloped property in San Antonio, Texas.
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
Shareholders
Biglari Holdings had 1,551 beneficial shareholders of its Class A common stock and 4,374 beneficial shareholders of its Class B common stock as of February 1, 2024.
Dividends
Biglari Holdings has never declared a dividend.

Issuer Purchases of Equity Securities
From December 1, 2023 through December 31, 2023, The Lion Fund, L.P. purchased 1,100 shares of Class A common stock and 9,813 shares of Class B common stock. The Lion Fund, L.P. may be deemed an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share	Total Number of Class B Shares Purchased	Average Price Paid per Class B Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

October 1, 2023 - October 31, 2023	—	$—	—	$—	—	—
November 1, 2023 - November 30, 2023	—	$—	—	$—	—	—
December 1, 2023 - December 31, 2023	1,100	$828.69	9,813	$164.99	—	—
Total	1,100		9,813		—
Item 6.     [Reserved]

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
As of December 31, 2023, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.8% of the economic interest and approximately 71.0% of the voting interest.
Business Acquisitions
On September 14, 2022, the Company purchased Preferred Shares of Abraxas Petroleum Corporation (“Abraxas Petroleum”) for $80,000. On October 26, 2022, the Company converted the Preferred Shares to 90% of the outstanding common stock of Abraxas Petroleum. On June 14, 2023, the remaining 10% of the outstanding common stock of Abraxas Petroleum was acquired for $5,387. The Company used working capital including its line of credit to fund the purchase of the Preferred Shares. Abraxas Petroleum operates oil and natural gas properties in the Permian Basin. The purchase price allocation included $70,200 of oil and gas properties, cash of $21,726, and liabilities, net of other assets, of $11,926. The Company’s financial results include the results of Abraxas Petroleum from the initial acquisition date to the end of the calendar year.

Discussion of Operations
Net earnings attributable to Biglari Holdings Inc. shareholders are disaggregated in the table that follows.

	2023	2022	2021
Operating businesses:
Restaurant	$21,831	$9,383	$11,235
Insurance	10,262	7,662	11,290
Oil and gas	25,406	19,091	7,528
Brand licensing	8	1,313	2,364
Interest expense	(531)	(305)	(841)
Corporate and other	(17,814)	(9,806)	(9,829)
Total operating businesses	39,162	27,338	21,747
Investment partnership gains (losses)	14,646	(56,961)	8,899
Investment gains (losses)	1,731	(2,682)	4,832
Net earnings (loss)	55,539	(32,305)	35,478
Earnings (loss) attributable to noncontrolling interest	591	(287)	—
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$54,948	$(32,018)	$35,478
The following discussion should be read in conjunction with Item 1, Business and our Consolidated Financial Statements and the notes thereto included in this Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in Item 1A, Risk Factors, set forth above.

Our Management Discussion and Analysis generally discusses 2023 and 2022 items. Discussions of 2021 items can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.

Investment gains and losses in 2023 and 2022 were mainly derived from our investments in equity securities and included unrealized gains and losses from market price changes during the period. We believe that investment gains/losses are generally meaningless for analytical purposes in understanding our reported quarterly and annual results. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.
Through our subsidiaries, we engage in numerous diverse business activities. We operate on a decentralized management structure. The business segment data (Note 17 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 492 company-operated and franchise restaurants as of December 31, 2023.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Stores on December 31, 2020	276	86	194	3	39	598
Corporate stores transitioned	(73)	73	—	—	—	—
Net restaurants opened (closed)	(4)	—	(16)	—	(1)	(21)
Stores on December 31, 2021	199	159	178	3	38	577
Corporate stores transitioned	(16)	16	—	—	—	—
Net restaurants opened (closed)	(6)	—	(24)	—	(2)	(32)
Stores on December 31, 2022	177	175	154	3	36	545
Corporate stores transitioned	(6)	7	(1)	—	—	—
Net restaurants opened (closed)	(23)	(1)	(25)	—	(4)	(53)
Stores on December 31, 2023	148	181	128	3	32	492

As of December 31, 2023, 17 of the 148 company-operated Steak n Shake stores were closed. Steak n Shake plans to sell or lease 10 of the 17 locations and refranchise the balance.

Management’s Discussion and Analysis (continued)

Restaurant operations for 2023, 2022, and 2021 are summarized below.

	2023		2022		2021
Revenue
Net sales	$152,545		$149,184		$187,913
Franchise partner fees	72,552		63,853		55,641
Franchise royalties and fees	16,443		19,678		21,736
Other revenue	9,317		8,853		6,000
Total revenue	250,857		241,568		271,290

Restaurant cost of sales
Cost of food	44,993	29.5%	44,461	29.8%	55,315	29.4%
Labor costs	47,090	30.9%	50,524	33.9%	58,159	30.9%
Occupancy and other	45,903	30.1%	45,279	30.4%	54,017	28.7%
Total cost of sales	137,986		140,264		167,491

Selling, general and administrative
General and administrative	44,120	17.6%	40,206	16.6%	39,940	14.7%
Marketing	12,631	5.0%	13,921	5.8%	13,923	5.1%
Other expenses (income)	(7,935)	(3.2)%	(2,294)	(0.9)%	3,323	1.2%
Total selling, general and administrative	48,816		51,833		57,186

Impairments	3,947	1.6%	3,520	1.5%	4,635	1.7%

Depreciation and amortization	27,031	10.8%	27,496	11.4%	21,484	7.9%

Interest on finance leases and obligations	5,114		5,493		6,039

Earnings before income taxes	27,963		12,962		14,455

Income tax expense	6,132		3,579		3,220

Contribution to net earnings	$21,831		$9,383		$11,235
Cost of food, labor, and occupancy and other costs are expressed as a percentage of net sales.
General and administrative, marketing, other expenses, impairments, and depreciation and amortization are expressed as a percentage of total revenue.

Net sales during 2023 were $152,545 as compared to $149,184 during 2022. For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurants’ profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will decline as we transition from company-operated units to franchise partner units.

Fees generated by our franchise partners were $72,552 during 2023 as compared to $63,853 during 2022. As of December 31, 2023, there were 181 franchise partner units as compared to 175 franchise partner units as of December 31, 2022. Included in the franchise partner fees were $22,687 and $20,426 of rental income during 2023 and 2022, respectively. Franchise partners rent buildings and equipment from Steak n Shake.

Management’s Discussion and Analysis (continued)

The franchise royalties and fees generated by the traditional franchising business were $16,443 during 2023 as compared to $19,678 during 2022. The decrease in franchise royalties and fees was primarily due to the closing of certain traditional franchise stores. There were 160 traditional units open on December 31, 2023, as compared to 190 units open on December 31, 2022.

The cost of food at company-operated units in 2023 was $44,993, or 29.5% of net sales as compared to $44,461, or 29.8% of net sales in 2022. The cost of food expressed as a percentage of net sales in 2023 remained consistent with 2022.

The labor costs at company-operated restaurants during 2023 were $47,090, or 30.9% of net sales as compared to $50,524, or 33.9% of net sales in 2022. The 3-percentage-point decrease in costs was primarily attributable to a 2.7-percentage-point decrease in Steak n Shake’s labor costs as a result of a gain in productivity.

General and administrative expenses during 2023 were $44,120, or 17.6% of total revenue as compared to $40,206, or 16.6% of total revenue during 2022. General and administrative expenses increased during 2023 as compared to 2022 primarily because of higher salaries and wages. An increase in overall personnel and additional franchise partner training accounted for much of the increase in general and administrative expenses.

Other income increased during 2023 compared to 2022 primarily because of gains on the sale of real estate.

Interest on obligations under leases was $5,114 during 2023 versus $5,493 during 2022. The year-over-year decrease in interest expense was primarily attributable to the maturity and retirement of lease obligations.

To better convey the performance of the franchise partnership model, the table below shows the underlying sales, cost of food, labor costs, and other restaurant costs of the franchise partners. We believe the franchise partner information is useful to readers, as they have a direct effect on Steak n Shake’s profitability.

	2023		2022
Revenue
Net sales and other	$324,281		$296,045

Restaurant cost of sales
Cost of food	$91,317	28.2%	$81,952	27.7%
Labor costs	86,286	26.6%	84,191	28.4%
Occupancy and other	66,135	20.4%	59,647	20.1%
Total cost of sales	$243,738		$225,790

The Company’s consolidated financial statements do not include data in the table above. Figures are shown for information purposes only.

Management’s Discussion and Analysis (continued)

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

Underwriting results of our insurance operations are summarized below.

	2023	2022	2021
Underwriting gain (loss) attributable to:
First Guard	$9,492	$6,578	$10,573
Southern Pioneer	(1,038)	(1,277)	1,744
Pre-tax underwriting gain	8,454	5,301	12,317
Income tax expense	1,775	1,113	2,587
Net underwriting gain	$6,679	$4,188	$9,730

Earnings of our insurance operations are summarized below.

	2023	2022	2021
Premiums earned	$61,225	$59,949	$55,411
Insurance losses	35,668	37,187	27,649
Underwriting expenses	17,103	17,461	15,445
Pre-tax underwriting gain	8,454	5,301	12,317
Other income and expenses
Investment income	3,074	1,380	704
Other income	1,555	3,223	1,414
Total other income	4,629	4,603	2,118
Earnings before income taxes	13,083	9,904	14,435
Income tax expense	2,821	2,242	3,145
Contribution to net earnings	$10,262	$7,662	$11,290
Insurance premiums and other on the consolidated statement of earnings includes premiums earned, investment income, other income, and commissions. Commissions are in other income in the above table.

Management’s Discussion and Analysis (continued)

First Guard

First Guard is a direct underwriter of commercial truck insurance, primarily selling physical damage and nontrucking liability insurance to truckers. First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone. First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost insurer. A summary of First Guard’s underwriting results follows.

	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Premiums earned	$36,917	100.0%	$35,914	100.0%	$33,521	100.0%
Insurance losses	20,861	56.5%	22,299	62.1%	16,338	48.7%
Underwriting expenses	6,564	17.8%	7,037	19.6%	6,610	19.7%
Total losses and expenses	27,425	74.3%	29,336	81.7%	22,948	68.4%
Pre-tax underwriting gain	$9,492		$6,578		$10,573

First Guard’s ratio of losses and loss adjustment expenses to premiums earned was 56.5% during 2023 as compared to 62.1% during 2022. First Guard’s underwriting results in 2023 were in line with its historical performance despite cost inflation in property and physical damage claims, which began to accelerate in 2022.

Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Premiums earned	$24,308	100.0%	$24,035	100.0%	$21,890	100.0%
Insurance losses	14,807	60.9%	14,888	61.9%	11,311	51.7%
Underwriting expenses	10,539	43.4%	10,424	43.4%	8,835	40.4%
Total losses and expenses	25,346	104.3%	25,312	105.3%	20,146	92.1%
Pre-tax underwriting gain (loss)	$(1,038)		$(1,277)		$1,744

Southern Pioneer’s ratio of losses and loss adjustment expenses to premiums earned was 60.9% during 2023 as compared to 61.9% during 2022. Southern Pioneer’s performance in both years was primarily attributable to weather-related losses.

Management’s Discussion and Analysis (continued)

Insurance – Investment Income

A summary of net investment income attributable to our insurance operations follows.

	2023	2022	2021
Interest, dividends, and other investment income:
First Guard	$1,873	$751	$133
Southern Pioneer	1,201	629	571
Pre-tax investment income	3,074	1,380	704
Income tax expense	646	289	148
Net investment income	$2,428	$1,091	$556

We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Oil and Gas
A summary of revenue and earnings of oil and gas operations follows.

	2023	2022	2021
Oil and gas revenue	$45,071	$57,546	$33,004

Oil and gas production costs	17,365	17,842	10,470
Depreciation, depletion, and accretion	10,339	8,013	8,073
Gain on sale of properties	(13,563)	—	—
General and administrative expenses	5,164	6,500	4,748
Earnings before income taxes	25,766	25,191	9,713
Income tax expense (benefit)	360	6,100	2,185
Contribution to net earnings	$25,406	$19,091	$7,528
Our oil and gas business is highly dependent on oil and natural gas prices. The average West Texas Intermediate price per barrel for the year ended December 31, 2023, was approximately $77.64 as compared to approximately $94.53 for the year ended December 31, 2022. It is expected that the prices of oil and gas commodities will remain volatile, which will be reflected in our financial results.
Oil and gas production costs have remained constant despite a decrease in revenue primarily because of the acquisition of Abraxas Petroleum and costs to repair nonperforming wells at Southern Oil. Depreciation, depletion, and accretion expense during 2023 increased $2,326 as compared to 2022, primarily due to the acquisition of Abraxas Petroleum in the third quarter of 2022, offset by temporarily shutting producing wells.
During the third quarter of 2023, Abraxas Petroleum entered into a royalty-based arrangement with an unaffiliated party to conduct development activities that will establish proved undeveloped reserves on its proportional share; however, Abraxas Petroleum will not be required to fund any exploration expenditures on its undeveloped properties. As a result of the transaction, a gain of $13,563 was recorded in 2023.

Management’s Discussion and Analysis (continued)

Abraxas Petroleum
Abraxas Petroleum operates oil and natural gas properties in the Permian Basin. Earnings for Abraxas Petroleum from the date of acquisition, September 14, 2022, are summarized below.

	2023	2022
Oil and gas revenue	$27,576	$11,455

Oil and gas production costs	9,605	4,487
Depreciation, depletion, and accretion	6,359	2,510
Gain on sale of properties	(13,563)	—
General and administrative expenses	2,765	3,806
Earnings before income taxes	22,410	652
Income tax expense (benefit)	(384)	154
Contribution to net earnings	$22,794	$498
Southern Oil
Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico. Earnings for Southern Oil are summarized below.

	2023	2022	2021
Oil and gas revenue	$17,495	$46,091	$33,004

Oil and gas production costs	7,760	13,355	10,470
Depreciation, depletion, and accretion	3,980	5,503	8,073
General and administrative expenses	2,399	2,694	4,748
Earnings before income taxes	3,356	24,539	9,713
Income tax expense	744	5,946	2,185
Contribution to net earnings	$2,612	$18,593	$7,528

Management’s Discussion and Analysis (continued)

Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	2023	2022	2021
Licensing and media revenue	$2,118	$4,577	$3,203

Licensing and media cost	1,840	2,695	2,275
General and administrative expenses	267	122	114
Earnings before income taxes	11	1,760	814
Income tax expense	3	447	(1,550)
Contribution to net earnings	$8	$1,313	$2,364
Licensing and media revenue decreased $2,459 in 2023 compared to 2022 primarily because an important licensing transaction shifted from 2023 to 2024.
We acquired Maxim with the idea of transforming its business model. The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.
Investment Gains and Investment Partnership Gains

Investment gains were $2,211 ($1,731 net of tax) in 2023 as compared to investment losses of $3,393 ($2,682 net of tax) in 2022. Dividends and interest earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Earnings from our investments in partnerships are summarized below.

	2023	2022	2021
Investment partnership gains (losses)	$19,440	$(75,953)	$10,953
Tax expense (benefit)	4,794	(18,992)	2,054
Contribution to net earnings	$14,646	$(56,961)	$8,899
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
Investment gains and losses in 2023 and 2022 were mainly derived from our investments in equity securities and included unrealized gains and losses from market price changes during the period. We believe that investment gains/losses are generally meaningless for analytical purposes in understanding our reported quarterly or annual results. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

Management’s Discussion and Analysis (continued)

Interest Expense
The Company’s interest expense is summarized below.

	2023	2022	2021
Interest expense on notes payable and other borrowings	$(681)	$(399)	$(1,121)
Tax benefit	(150)	(94)	(280)
Interest expense net of tax	$(531)	$(305)	$(841)
The Company paid Steak n Shake’s outstanding credit facility in full in February 2021. On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. There was no balance on the line of credit on December 31, 2023. The balance on the line of credit was $10,000 on December 31, 2022.
Income Taxes
The consolidated income tax expense was $9,308 in 2023 versus a benefit of $10,722 in 2022. During 2023, the Company recognized tax benefits of $5,660 associated with the tax attributes of Abraxas Petroleum’s oil and gas properties offset by an increase in tax expense of $23,786 for investment partnership gains in 2023.
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses increased in 2023 compared to 2022 primarily due to an incentive fee of $7,271.
Financial Condition
Our consolidated shareholders’ equity on December 31, 2023, was $599,330, an increase of $52,364 as compared to the December 31, 2022 balance. The increase in shareholders’ equity was primarily due to net income of $54,948 and an increase in additional paid-in capital for purchases of noncontrolling interest of $3,806, offset by a change in treasury stock of $6,662.
Consolidated cash and investments are summarized below.

	December 31,
	2023	2022
Cash and cash equivalents	$28,066	$37,467
Investments	91,879	69,466
Fair value of interest in investment partnerships	472,772	383,004
Total cash and investments	592,717	489,937
Less: portion of Company stock held by investment partnerships	(273,669)	(227,210)
Carrying value of cash and investments on balance sheet	$319,048	$262,727
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Management’s Discussion and Analysis (continued)

Liquidity
Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	2023	2022	2021
Net cash provided by operating activities	$73,002	$127,825	$228,767
Net cash used in investing activities	(66,080)	(136,605)	(58,525)
Net cash provided by (used in) financing activities	(16,132)	3,860	(156,157)
Effect of exchange rate changes on cash	59	38	(64)
Increase (decrease) in cash, cash equivalents, and restricted cash	$(9,151)	$(4,882)	$14,021

In 2023, cash from operating activities decreased by $54,823 as compared to 2022. The change was primarily attributable to distributions from investment partnerships of $14,500 in 2023 compared to $70,700 in 2022. The distributions during 2022 were primarily used to acquire Abraxas Petroleum.

Net cash used in investing activities was $70,525 lower during 2023 as compared to 2022. Capital expenditures were $6,341 higher in 2022 primarily due to Steak n Shake’s implementation of a self-service model. Proceeds from sales of property and equipment were $19,309 higher in 2023 primarily due to the sale of oil and gas properties for $13,563 and the sale of restaurant properties for $10,883. During 2022, the Company acquired 90% of Abraxas Petroleum for $58,274, net of cash acquired. In 2023, the Company acquired the remaining 10% of Abraxas Petroleum for $5,387.

Cash used by financing activities of $16,132 during 2023 was primarily due to net repayments on the Company’s line of credit. Cash provided by financing activities of $3,860 during 2022 was primarily due to net borrowings on the Company’s line of credit.

We intend to meet the working capital needs of our operating subsidiaries, principally through cash flows generated from operations and cash on hand. We continually review available financing alternatives.

Biglari Holdings Line of Credit
On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. The line of credit will be available on a revolving basis until September 13, 2024. The line of credit includes customary covenants, as well as financial maintenance covenants. As of December 31, 2023, we were in compliance with all covenants. There was no balance on the line of credit on December 31, 2023. The balance of the line of credit was $10,000 on December 31, 2022. Our interest rate is based on the 30-day Secured Overnight Financing Rate plus 2.73%.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of December 31, 2023 and 2022, Western Sizzlin had no debt outstanding under its revolver.
Critical Accounting Policies
Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in the consolidated financial statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. A discussion of our principal accounting policies that required the application of significant judgments as of December 31, 2023, follows.

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

Management’s Discussion and Analysis (continued)

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

Management’s Discussion and Analysis (continued)

Recently Issued Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 1 “Summary of Significant Accounting Policies” in the accompanying notes to consolidated financial statements included in Part II, Item 8 of this report on Form 10-K.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Biglari Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2024 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Emphasis of a Matter
As discussed in Note 4 and Note 14 to the consolidated financial statements, the Company and its subsidiaries have invested in investment partnerships in the form of limited partnership interests. These investment partnerships represent related parties, and such investments are subject to a rolling five-year lock up period under the terms of the respective partnership agreements for the investment partnerships. The value of these investments reported in the Company’s consolidated balance sheets as of December 31, 2023 and 2022 totals $199,103,000 and $155,794,000, respectively. Our opinion is not modified with respect to this matter.
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
•We evaluated the discount rates used by management in the performance of discounted cash flow analyses by testing management’s calculation, performing sensitivity analyses, and assessed the mathematical accuracy of the Company’s calculations of potential impairment.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
February 24, 2024

We have served as the Company’s auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Biglari Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Biglari Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 24, 2024, expressed an unqualified opinion on those financial statements and included an emphasis of matter paragraph relating to the Company’s investment in related party investment partnerships.
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

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
February 24, 2024

BIGLARI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$28,066	$37,467
Investments	91,879	69,466
Receivables	22,241	29,375
Inventories	2,980	3,851
Other current assets	7,385	10,495
Total current assets	152,551	150,654
Property and equipment	380,491	400,725
Operating lease assets	32,215	34,739
Goodwill	53,530	53,513
Other intangible assets	23,230	23,037
Investment partnerships	199,103	155,794
Other assets	8,302	10,012
Total assets	$849,422	$828,474

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$66,743	$78,616
Loss and loss adjustment expenses	15,168	16,805
Unearned premiums	14,334	12,495
Current portion of lease obligations	14,855	16,981
Line of credit	—	10,000
Total current liabilities	111,100	134,897
Lease obligations	86,389	91,844
Deferred taxes	37,939	31,343
Asset retirement obligations	14,316	14,068
Other liabilities	348	754
Total liabilities	250,092	272,906

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	385,594	381,788
Retained earnings	631,458	576,510
Accumulated other comprehensive loss	(2,518)	(2,790)
Treasury stock, at cost	(416,342)	(409,680)
Biglari Holdings Inc. shareholders’ equity	599,330	546,966
Noncontrolling interests	—	8,602
Total shareholders’ equity	599,330	555,568
Total liabilities and shareholders’ equity	$849,422	$828,474
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per-share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue
Restaurant operations	$250,857	$241,568	$271,290
Insurance premiums and other	67,272	64,540	58,609
Oil and gas	45,071	57,546	33,004
Licensing and media	2,118	4,577	3,203
Total revenue	365,318	368,231	366,106
Cost and expenses
Restaurant cost of sales	137,986	140,264	167,491
Insurance losses and underwriting expenses	52,771	54,648	43,094
Oil and gas production costs	17,365	17,842	10,470
Licensing and media costs	1,840	2,695	2,275
Selling, general and administrative	77,002	70,608	76,018
Gain on sale of oil and gas properties	(13,563)	—	—
Impairments	3,947	3,520	4,635
Depreciation, depletion, and amortization	38,979	36,443	30,050
Interest expense on leases	5,114	5,493	6,039
Interest expense on debt	681	399	1,121
Total cost and expenses	322,122	331,912	341,193
Other income (expenses)
Investment gains (losses)	2,211	(3,393)	6,401
Investment partnership gains (losses)	19,440	(75,953)	10,953
Total other income (expenses)	21,651	(79,346)	17,354
Earnings (loss) before income taxes	64,847	(43,027)	42,267
Income tax expense (benefit)	9,308	(10,722)	6,789
Net earnings (loss)	55,539	(32,305)	35,478
Earnings (loss) attributable to noncontrolling interest	591	(287)	—
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$54,948	$(32,018)	$35,478

Net earnings (loss) per equivalent Class A share *	$189.49	$(107.43)	$111.83
* Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $37.90 for 2023, $(21.49) for 2022, and $22.37 for 2021.
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net earnings (loss)	$55,539	$(32,305)	$35,478
Foreign currency translation	272	(883)	(376)
Comprehensive income	55,811	(33,188)	35,102
Comprehensive income attributable to noncontrolling interest	591	(287)	—
Total comprehensive income attributable to Biglari Holdings Inc. shareholders	$55,220	$(32,901)	$35,102
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net earnings (loss)	$55,539	$(32,305)	$35,478
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	38,979	36,443	30,050
Provision for deferred income taxes	6,567	(15,582)	5,269
Asset impairments	3,947	3,520	4,772
Gains on sale of assets	(21,241)	(1,578)	(25)
Investment (gains) losses	(2,211)	3,393	(6,214)
Investment partnership (gains) losses	(19,440)	75,953	(10,953)
Distributions from investment partnerships	14,500	70,700	180,170
Changes in receivables and inventories	5,783	3,339	(9,324)
Changes in other assets	2,810	8,523	136
Changes in accounts payable and accrued expenses	(12,231)	(24,581)	(592)
Net cash provided by operating activities	73,002	127,825	228,767
Investing activities
Capital expenditures	(23,405)	(29,746)	(64,549)
Proceeds from property and equipment disposals	24,627	5,318	10,101
Acquisition of business, net of cash acquired	—	(58,274)	—
Purchases of noncontrolling interests	(5,387)	—	—
Purchases of interests in limited partnerships	(45,030)	(48,569)	(12,300)
Purchases of investments	(107,866)	(134,451)	(110,199)
Sales of investments and redemptions of fixed maturity securities	90,981	129,117	118,422
Net cash used in investing activities	(66,080)	(136,605)	(58,525)
Financing activities
Payments on line of credit	(41,600)	(20,000)	—
Proceeds from line of credit	31,600	30,000	—
Principal payments on long-term debt	—	—	(149,952)
Principal payments on direct financing lease obligations	(6,132)	(6,140)	(6,205)
Net cash provided by (used in) financing activities	(16,132)	3,860	(156,157)
Effect of exchange rate changes on cash	59	38	(64)
Increase (decrease) in cash, cash equivalents, and restricted cash	(9,151)	(4,882)	14,021
Cash, cash equivalents, and restricted cash at beginning of period	38,805	43,687	29,666
Cash, cash equivalents, and restricted cash at end of period	$29,654	$38,805	$43,687

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$28,066	$37,467	$42,349
Restricted cash included in other long-term assets	1,588	1,338	1,338
Cash, cash equivalents, and restricted cash at end of period	$29,654	$38,805	$43,687
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Biglari Holdings Inc. Shareholder’s Equity
	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling interest	Total
Balance at December 31, 2020	$1,138	$381,788	$573,050	$(1,531)	$(389,617)	$—	$564,828
Net earnings (loss)			35,478				35,478
Other comprehensive income, net				(376)			(376)
Adjustment for holdings in investment partnerships					(12,234)		(12,234)
Balance at December 31, 2021	$1,138	$381,788	$608,528	$(1,907)	$(401,851)	$—	$587,696
Net earnings (loss)			(32,018)			(287)	(32,305)
Other comprehensive income, net				(883)			(883)
Adjustment for holdings in investment partnerships					(7,829)		(7,829)
Transactions with noncontrolling interests						8,889	8,889
Balance at December 31, 2022	$1,138	$381,788	$576,510	$(2,790)	$(409,680)	$8,602	$555,568
Net earnings (loss)			54,948			591	55,539
Other comprehensive income, net				272			272
Adjustment for holdings in investment partnerships					(6,662)		(6,662)
Purchases of noncontrolling interests		3,806				(9,193)	(5,387)
Balance at December 31, 2023	$1,138	$385,594	$631,458	$(2,518)	$(416,342)	$—	$599,330
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years Ended December 31, 2023, 2022, and 2021)
(dollars in thousands, except per-share data)
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
As of December 31, 2023, Mr. Biglari beneficially owns shares of the Company that represent approximately 66.8% of the economic interest and approximately 71.0% of the voting interest.

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
Investments
We classify investments in fixed maturity securities at the acquisition date as either available-for-sale or held-to-maturity and re-evaluate the classification at each balance sheet date. Securities classified as held-to-maturity are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. As of December 31, 2023 and 2022, all investments were classified as available-for-sale and carried at fair value with net unrealized gains or losses reported in the statements of earnings. Realized gains and losses on disposals of investments are determined by the specific identification of the cost of investments sold. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
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

Note 1.     Summary of Significant Accounting Policies (continued)

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
Receivables
Our accounts receivable balance consists primarily of franchisee, customer, and other receivables. We carry our accounts receivable at cost less an allowance for doubtful accounts, which is based on a history of past write-offs and collections and current credit conditions. Allowance for doubtful accounts was $2,546 and $1,151 at December 31, 2023 and 2022, respectively.
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

Oil and Gas Properties
The successful efforts method is used for crude oil and natural gas exploration and production activities. All costs for development wells, related plant and equipment, proved mineral interests in crude oil and natural gas properties, and related asset retirement obligation assets are capitalized. Costs of exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. Costs are also capitalized for exploratory wells that have found crude oil and natural gas reserves, even if the reserves cannot be classified as proved when the drilling is completed, provided the exploratory well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. All other exploratory wells and costs are expensed. We did not have any property acquisition or exploration activities during 2023, and our development costs were nominal.
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
Goodwill and Other Intangible Assets
Goodwill and indefinite life intangible assets are not amortized, but are tested for potential impairment on an annual basis using either a qualitative or quantitative approach, or more often if events or circumstances change that could cause goodwill or indefinite life intangible assets to become impaired. Other purchased intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when

Note 1.     Summary of Significant Accounting Policies (continued)
estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. During 2023, 2022 and 2021, no impairments were recorded to goodwill. During 2023, we recorded impairments to indefinite life intangible assets of $20. During 2022 and 2021, no impairments were recorded to other intangible assets. Refer to Note 8 for information regarding our goodwill and other intangible assets.
Dual Class Common Stock
The Company has two classes of common stock, designated Class A common stock and Class B common stock. Each Class A common share is entitled to one vote. Class B common stock possesses economic rights equal to one-fifth (1/5th) of such rights of Class A common stock; however, Class B common stock has no voting rights.
The following table presents shares authorized, issued, and outstanding.

	December 31, 2023		December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640	206,864	2,068,640
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

	2023	2022	2021
Equivalent Class A common stock outstanding	620,592	620,592	620,592
Proportional ownership of Company stock held by investment partnerships	330,606	322,561	303,341
Equivalent Class A common stock for earnings per share	289,986	298,031	317,251
Revenue Recognition
Restaurant operations
Restaurant operations revenues were disaggregated as follows.

	2023	2022	2021
Net sales	$152,545	$149,184	$187,913
Franchise partner fees	72,552	63,853	55,641
Franchise royalties and fees	16,443	19,678	21,736
Other	9,317	8,853	6,000
	$250,857	$241,568	$271,290

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

The Company leases or subleases property and equipment to franchisees under lease arrangements. Both real estate and equipment rental payments are charged to franchisees and are recognized in accordance with ASC 842, “Leases.” During the years ended 2023, 2022, and 2021, restaurant operations recognized $22,687, $20,426, and $15,483, respectively, in franchise partner fees related to rental income.
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
During the years ended December 31, 2023, 2022, and 2021, restaurant operations recognized $1,207, $1,810, and $2,033, respectively, in revenue related to initial franchise fees. As of December 31, 2023 and 2022, restaurant operations had deferred revenue recorded in accrued expenses related to franchise fees of $2,280 and $3,484, respectively. Restaurant operations expect to recognize approximately $443 of deferred revenue during 2024.
Our advertising arrangements with franchisees are reported in franchise royalties and fees. During the years ended December 31, 2023, 2022, and 2021, restaurant operations recognized $4,479, $6,386, and $6,829, respectively, in revenue related to franchisee advertising fees. As of December 31, 2023 and 2022, restaurant operations had deferred revenue recorded in accrued expenses related to franchisee advertising fees of $1,945 and $2,748, respectively. Restaurant operations expect to recognize approximately $1,556 of deferred revenue during 2024.
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

For the years ended December 31, 2023, 2022, and 2021, restaurant operations recognized $5,276, $5,395, and $5,903, respectively, of revenue from gift card redemptions. As of December 31, 2023 and 2022, restaurant operations had deferred revenue recorded in accrued expenses related to unredeemed gift cards of $5,144 and $9,279, respectively. Restaurant operations expect to recognize approximately $2,500 of deferred revenue during 2024.
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

New Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to improve reportable segment disclosure requirements. The new guidance requires that public entities disclose additional information related to significant segment expenses regularly provided to the chief operating decision maker and other segment items. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact of the new guidance on our disclosures.

In December 2023, the FASB issued authoritative guidance modifying the disclosure requirements for income tax. Notable changes in the new guidance include disaggregation of income tax information by jurisdiction and changes to the presentation of information for the reconciliation of effective tax rates. The guidance is effective for fiscal years beginning after December 15, 2024. We are evaluating the impact of the new guidance on our disclosures.

Note 2.     Business Acquisitions

On September 14, 2022, the Company purchased Preferred Shares of Abraxas Petroleum for $80,000. On October 26, 2022, the Company converted the Preferred Shares to 90% of the outstanding common stock of Abraxas Petroleum. On June 14, 2023, the remaining 10% of the outstanding common stock of Abraxas Petroleum was acquired for $5,387. We have concluded that Abraxas Petroleum is a consolidated entity and recorded noncontrolling interests attributable to the interest held by other shareholders. The Company used working capital including its line of credit to fund the purchase of the Preferred Shares. Abraxas Petroleum operates oil and natural gas properties in the Permian Basin. The Company’s financial results include the results of Abraxas Petroleum from the acquisition date.

The purchase price allocation is as follows.

September 14, 2022
Cash and cash equivalents	$21,726
Receivables and other assets	6,518
Property and equipment	75,400
Total identifiable assets acquired	103,644

Accounts payable and accrued expenses	(10,719)
Asset retirement obligations	(3,587)
Deferred taxes	(449)
Total liabilities assumed	(14,755)

Noncontrolling interest	(8,889)
Total consideration	$80,000

Note 3.     Investments
Investments were $91,879 and $69,466 as of December 31, 2023 and 2022, respectively. We classify investments in fixed maturity securities at the acquisition date as available-for-sale. Realized gains and losses on disposals of investments are determined on a specific identification basis. Dividends earned on investments held by our insurance companies are reported as investment income. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Investment gains in 2023 were $2,211. Investment losses in 2022 were $3,393. Investment gains were $6,401 in 2021, which includes a $5,047 gain on the sale of real estate.

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2020	$590,926	$171,376	$419,550
Investment partnership gains (losses)	51,145	40,192	10,953
Distributions (net of contributions)	(167,870)		(167,870)
Increase in proportionate share of Company stock held		12,234	(12,234)
Partnership interest at December 31, 2021	$474,201	$223,802	$250,399
Investment partnership gains (losses)	(80,374)	(4,421)	(75,953)
Distributions (net of contributions)	(10,823)		(10,823)
Increase in proportionate share of Company stock held		7,829	(7,829)
Partnership interest at December 31, 2022	$383,004	$227,210	$155,794
Investment partnership gains (losses)	59,238	39,797	19,441
Contributions (net of distributions)	30,530		30,530
Increase in proportionate share of Company stock held		6,662	(6,662)
Partnership interest at December 31, 2023	$472,772	$273,669	$199,103
The carrying value of the investment partnerships net of deferred taxes is presented below.

	December 31,
	2023	2022
Carrying value of investment partnerships	$199,103	$155,794
Deferred tax liability related to investment partnerships	(27,896)	(23,643)
Carrying value of investment partnerships net of deferred taxes	$171,207	$132,151
Because of a transaction that occurred between The Lion Fund, L.P., and The Lion Fund II, L.P., in 2022, we expect that a majority of the $27,896 deferred tax liability enumerated above will not become due until the dissolution of the investment partnerships. In effect, the tax-basis cost increased for the common stock of certain unaffiliated securities held by the investment partnerships.
The Company’s proportionate share of Company stock held by the investment partnerships at cost was $416,342 and $409,680 at December 31, 2023 and 2022, respectively.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	2023	2022	2021
Gains (losses) from investment partnerships	$19,440	$(75,953)	$10,953
Tax expense (benefit)	4,794	(18,992)	2,054
Contribution to net earnings	$14,646	$(56,961)	$8,899

Note 4.     Investment Partnerships (continued)

On December 31 of each year, the general partner of the investment partnerships, Biglari Capital, will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. An incentive reallocation from Biglari Holdings to Biglari Capital would include gains on the Company’s common stock. Gains and losses on the Company’s common stock and the related incentive reallocations are eliminated in our financial statements.

There were no incentive reallocations from Biglari Holdings to Biglari Capital during 2023, 2022, or 2021.

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P., is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of December 31, 2023	$371,365	$373,302
Total liabilities as of December 31, 2023	$26,594	$185,024
Revenue for the year ended December 31, 2023	$48,242	$31,157
Earnings for the year ended December 31, 2023	$47,154	$21,135
Biglari Holdings’ ownership interest	89.7%	86.8%

Total assets as of December 31, 2022	$285,071	$330,832
Total liabilities as of December 31, 2022	$10,517	$167,847
Revenue for the year ended December 31, 2022	$(8,353)	$(79,397)
Earnings for the year ended December 31, 2022	$(8,690)	$(82,534)
Biglari Holdings’ ownership interest	88.5%	86.0%

Total assets as of December 31, 2021	$114,749	$564,022
Total liabilities as of December 31, 2021	$7,763	$130,417
Revenue for the year ended December 31, 2021	$20,068	$41,486
Earnings for the year ended December 31, 2021	$19,994	$40,621
Biglari Holdings’ ownership interest	62.7%	93.9%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5.     Other Current Assets
Other current assets include the following.

	December 31,
	2023	2022
Deferred commissions on gift cards sold by third parties	$1,019	$1,454
Assets held for sale	773	4,700
Prepaid contractual obligations	5,593	4,341
Other current assets	$7,385	$10,495
The assets classified as held for sale at December 31, 2023, include properties owned by Steak n Shake, which were previously company-operated restaurants. The asset held for sale at December 31, 2022, is Abraxas Petroleum’s office building in San Antonio, Texas. Abraxas Petroleum sold its office building for $4,719 with no gain or loss recorded.

Note 6.     Property and Equipment
Property and equipment are composed of the following.

	December 31,
	2023	2022
Land	$139,897	$143,313
Buildings	151,716	151,627
Land and leasehold improvements	149,795	151,496
Equipment	212,424	222,661
Oil and gas properties	145,065	144,888
Construction in progress	1,629	2,238
	800,526	816,223
Less accumulated depreciation, depletion, and amortization	(420,035)	(415,498)
Property and equipment, net	$380,491	$400,725
The depreciation and amortization expense for property and equipment for 2023, 2022, and 2021 was $28,751, $28,879, and $22,012, respectively. The depletion expense related to oil and gas properties was $9,533, $7,024, and $7,600 during 2023, 2022, and 2021, respectively. The accretion expense of the Company’s asset retirement obligations was $695, $540, and $438 during 2023, 2022, and 2021, respectively. Depletion and accretion expense are included in depreciation, depletion, and amortization expense within the consolidated statement of earnings. Accumulated depreciation, depletion, and accretion on oil and gas properties was $44,716 and $35,072 as of December 31, 2023 and 2022, respectively.
The Company recorded impairments to restaurant long-lived assets of $3,947, $3,520, and $4,635 during 2023, 2022, and 2021, respectively. The fair value of the long-lived assets was determined based on Level 3 inputs using a discounted cash flow model and quoted prices for the properties.
During 2023, Abraxas Petroleum entered into a royalty-based arrangement with an unaffiliated party to conduct development activities that will establish proved undeveloped reserves on its proportional share; however, Abraxas Petroleum will not be required to fund any exploration expenditures on its undeveloped properties. As a result of the transaction, a gain of $13,563 was recorded in 2023. Also during 2023, Steak n Shake recognized a net gain of $7,918 in connection with property sales, lease terminations, and asset disposals.
The property and equipment cost related to finance obligations as of December 31, 2023, is as follows: $45,658 of buildings, $44,180 of land, $26,690 of land and leasehold improvements, and $59,985 of accumulated depreciation.
Note 7.    Asset Retirement Obligations
A reconciliation of the ending aggregate carrying amount of asset retirement obligations is as follows.

	December 31
	2023	2022
Beginning balance	$14,645	$10,624
Acquired balance	—	3,587
Liabilities settled	(294)	(106)
Accretion expense	695	540
Asset retirement obligation	$15,046	$14,645
As of December 31, 2023 and 2022, $730 and $577, respectively, is classified as current and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Note 8.     Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. No goodwill was recorded with the acquisition of Southern Oil or Abraxas Petroleum.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Insurance	Total
Balance as of December 31, 2021
Goodwill	$28,134	$25,713	$53,847
Accumulated impairment losses	(300)	—	(300)
	$27,834	$25,713	$53,547
Change in foreign exchange rates during 2022	(34)	—	(34)
Balance as of December 31, 2022	$27,800	$25,713	$53,513
Change in foreign exchange rates during 2023	17	—	17
Balance as of December 31, 2023	$27,817	$25,713	$53,530

We evaluate goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill and indefinite-lived intangible asset impairment evaluations include determining the estimated fair values of our reporting units and indefinite-lived intangible assets. The key assumptions and inputs used in such determinations may include forecasting revenue and expenses, cash flows, and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to earnings as an impairment loss. GAAP allows entities testing for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. For our 2023 annual goodwill impairment testing, we elected to perform qualitative assessments for our reporting units. No indicators of impairment were noted. No impairment was recorded for our reporting units in 2023 or 2022.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance as of December 31, 2021
Intangibles	$15,876	$11,315	$27,191
Accumulated impairment losses	—	(3,728)	(3,728)
	$15,876	$7,587	$23,463
Change in foreign exchange rates during 2022	—	(426)	(426)
Balance as of December 31, 2022	$15,876	$7,161	$23,037
Impairment	—	(20)	(20)
Change in foreign exchange rates during 2023	—	213	213
Balance as of December 31, 2023	$15,876	$7,354	$23,230
Intangible assets with indefinite lives consist of trade names and lease rights. During 2023, $20 of impairment was recorded. No impairment was recorded in 2022 or 2021.

Note 9.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	December 31,
	2023	2022
Accounts payable	$22,448	$28,431
Gift cards and other marketing	7,089	12,028
Insurance accruals	2,565	6,012
Compensation	12,821	4,400
Deferred revenue	5,314	4,445
Taxes payable	11,050	14,896
Oil and gas payable	3,560	3,877
Other	1,896	4,527
Accounts payable and accrued expenses	$66,743	$78,616

Note 10.     Unpaid Loss and Loss Adjustment Expense
Other liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under insurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, net of reinsurance, for each of the years ended December 31, 2023 and 2022 follows.

	2023	2022
Balances at beginning of year:
Gross liabilities	$17,520	$14,993
Reinsurance recoverable on unpaid losses	(715)	(1,892)
Net liabilities	16,805	13,101
Incurred losses and loss adjustment expenses:
Current accident year	39,303	37,837
Prior accident years	(3,634)	(652)
Total	35,669	37,185
Paid losses and loss adjustment expenses:
Current accident year	30,554	27,415
Prior accident years	6,752	6,066
Total	37,306	33,481
Balances at December 31:
Net liabilities	15,168	16,805
Reinsurance recoverable on unpaid losses	937	715
Gross liabilities	$16,105	$17,520
We recorded net reductions of estimated ultimate liabilities for prior accident years of $3,634 in 2023 and $652 in 2022. These reductions, as a percentage of net liabilities at the beginning of each year, were 21.6% in 2023 and 5.0% in 2022.

Note 10.     Unpaid Losses and Loss Adjustment Expenses (continued)

Our net incurred and paid liability losses and loss adjustment expenses are summarized by accident year below. IBNR and case development liabilities are as of December 31, 2023.

	Incurred Losses and Loss Adjustment Expenses through December 31,
Accident Year	2017*	2018*	2019*	2020*	2021*	2022*	2023	IBNR and Case Development Liabilities	Cumulative Number of Reported Claims
2017	$29,627	$28,778	$28,895	$28,537	$28,189	$28,213	$28,171	$179	4,343
2018		26,576	26,650	26,455	26,385	26,328	26,194	145	3,762
2019			27,331	26,746	26,444	26,325	25,972	141	3,681
2020				26,415	25,118	24,305	23,804	323	3,662
2021					26,555	26,527	26,267	1,874	3,685
2022						34,356	32,137	3,399	3,876
2023							35,450	8,198	3,611
							$197,995

	Cumulative Paid Losses and Loss Adjustment Expenses through December 31,
Accident Year	2017*	2018*	2019*	2020*	2021*	2022*	2023
2017	$22,293	$25,491	$26,991	$27,584	$27,815	$27,990	$27,992
2018		20,246	23,796	24,844	25,589	25,974	26,049
2019			20,755	23,787	24,647	25,357	25,831
2020				20,481	22,614	23,386	23,481
2021					19,649	22,800	24,393
2022						24,775	28,738
2023							27,252
Paid losses and loss adjustment expenses							183,736
Incurred less paid losses and loss adjustment expenses							14,259
Unpaid loss adjustment expenses							909
Net unpaid losses and loss adjustment expenses							$15,168
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

Note 10.     Unpaid Losses and Loss Adjustment Expenses (continued)

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

Note 11.     Income Taxes
The components of the provision for income taxes consist of the following.

	2023	2022	2021
Current:
Federal	$2,197	$1,935	$1,053
State	544	2,925	467
Deferred	6,567	(15,582)	5,269
Income tax expense (benefit)	$9,308	$(10,722)	$6,789

Reconciliation of effective income tax:
Tax at U.S. statutory rates	$13,618	$(9,036)	$8,875
State income taxes, net of federal benefit	1,572	(555)	192
Federal income tax credits	(1,309)	(106)	(864)
Dividends received deduction	(1,169)	(1,183)	(468)
Valuation allowance	709	614	(723)
162(m) compensation limitation	1,506	—	—
Foreign tax rate differences	(97)	(124)	(78)
Abraxas tax attributes	(5,660)	—	—
Other	138	(332)	(145)
Income tax expense (benefit)	$9,308	$(10,722)	$6,789

The Company did not have a net tax expense or benefit on income from international operations. Earnings before income taxes derived from domestic operations during 2023 were $67,736, losses before income taxes derived from domestic operations during 2022 were $40,624, and earnings before income taxes derived from domestic operations during 2021 were $43,886. Losses before income taxes derived from international operations during 2023, 2022, and 2021 were $2,889, $2,403, and $1,619, respectively.
During 2023, the Company recognized tax benefits associated with the tax attributes of Abraxas Petroleum’s oil and gas properties.

Note 11.     Income Taxes (continued)

As of December 31, 2023, we had $348 of unrecognized tax benefits, including $48 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. As of December 31, 2022, we had $99 of unrecognized tax benefits, including $13 of interest and penalties, which is included in other long-term liabilities in the consolidated balance sheet. Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense. The unrecognized tax benefits of $348 would impact the effective income tax rate if recognized. Adjustments to the Company’s unrecognized tax benefit for gross increases for the current period tax position, gross decreases for prior period tax positions, and the lapse of statutes of limitations during 2023, 2022, and 2021 were not significant.
We file income tax returns which are periodically audited by various foreign, federal, state, and local jurisdictions. With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2020. We believe we have certain state income tax exposures related to fiscal years 2019 through 2023.
Deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Our deferred tax assets and liabilities consist of the following.

	December 31,
	2023	2022
Deferred tax assets:
Insurance reserves	$1,734	$1,490
Compensation accruals	653	373
Gift card accruals	749	1,159
Net operating loss credit carryforward	19,840	12,597
Valuation allowance on net operating losses	(14,643)	(6,043)
Deferred income	351	830
Bad debt reserve	667	1,104
Other	313	487
Total deferred tax assets	9,664	11,997

Deferred tax liabilities:
Investment partnerships	27,896	23,643
Investments	288	(197)
Goodwill and intangibles	16,350	16,027
Fixed assets and depletable assets basis difference	3,069	3,867
Total deferred tax liabilities	47,603	43,340
Net deferred tax liability	$(37,939)	$(31,343)
Accounts payable and accrued expenses include income taxes payable of $980 as of December 31, 2023, and $3,881 as of December 31, 2022.

Note 12.     Lines of Credit
Biglari Holdings Line of Credit
On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. The line of credit will be available on a revolving basis until September 13, 2024. The line of credit includes customary covenants, as well as financial maintenance covenants. There was no balance of the line of credit on December 31, 2023. The balance of the line of credit was $10,000 on December 31, 2022. Our interest rate was 8.06% and 6.53% on December 31, 2023 and 2022, respectively, which is based on the 30-day Secured Overnight Financing Rate plus 2.73%.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of December 31, 2023 and 2022, Western Sizzlin had no debt outstanding under its revolver.

Note 13.     Lease Assets and Obligations

Lease obligations include the following.

	December 31,
	2023	2022
Current portion of lease obligations
Finance lease liabilities	$1,258	$1,237
Finance obligations	4,826	5,161
Operating lease liabilities	8,771	10,583
Total current portion of lease obligations	$14,855	$16,981

Long-term lease obligations
Finance lease liabilities	$3,581	$4,129
Finance obligations	56,471	58,868
Operating lease liabilities	26,337	28,847
Total long-term lease obligations	$86,389	$91,844

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

Total lease costs consist of the following.

	2023	2022	2021
Finance lease costs:
Amortization of right-of-use assets	$949	$1,290	$1,576
Interest on lease liabilities	345	422	521
Operating lease costs*	284	2,736	1,119
Total lease costs	$1,578	$4,448	$3,216
*Includes short-term leases, variable lease costs, and sublease income.

Note 13.     Lease Asset and Obligations (continued)

Supplemental cash flow information related to leases is as follows.

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,220	$1,396
Operating cash flows from finance leases	$345	$421
Operating cash flows from operating leases	$12,469	$12,946
Supplemental balance sheet information related to leases is as follows.

	December 31,
	2023	2022
Finance leases:
Property and equipment, net	$3,574	$4,352

Weighted-average lease terms and discount rates are as follows.

2023
Weighted-average remaining lease terms:
Finance leases	4.73 years
Operating leases	5.41 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%

Maturities of lease liabilities as of December 31, 2023, are as follows.

Year	Operating Leases	Finance Leases
2024	$10,863	$1,552
2025	9,070	1,403
2026	6,551	1,063
2027	4,272	728
2028	3,451	337
After 2028	7,792	613
Total lease payments	41,999	5,696
Less interest	6,891	857
Total lease liabilities	$35,108	$4,839

Rent expense is presented below.

	2023	2022	2021
Minimum rent	$12,712	$14,333	$14,926
Contingent rent	73	105	137
Rent expense	$12,785	$14,438	$15,063

Note 13.     Lease Asset and Obligations (continued)

Lease Income
The components of lease income are as follows.

	2023	2022	2021
Operating lease income	$16,343	$15,698	$13,173
Variable lease income	7,349	5,875	3,479
Total lease income	$23,692	$21,573	$16,652

The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of December 31, 2023. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
2024	$622	$396
2025	544	404
2026	225	407
2027	206	415
2028	86	423
After 2028	—	2,435
Total future minimum receipts	$1,683	$4,480

Note 14.     Related Party Transactions
Services Agreement
During 2017, the Company entered into a services agreement with Biglari Enterprises LLC and Biglari Capital Corp. (collectively, the “Biglari Entities”) under which the Biglari Entities provide business and administrative related services to the Company. The Biglari Entities are owned by Mr. Biglari. The services agreement has a rolling five-year term, with annual adjustments to the fixed fee. The fixed fee increased from $700 per month to $800 per month in December 2023. The fixed fee had not been adjusted since its inception in October 2017.

The Company paid Biglari Enterprises $8,500 in service fees during 2023 and $8,400 during 2022. The services agreement does not alter the Company’s hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
Investments in The Lion Fund, L.P., and The Lion Fund II, L.P.
As of December 31, 2023, the Company’s investments in The Lion Fund, L.P., and The Lion Fund II, L.P., had a fair value of $472,772.

Contributions to and distributions from The Lion Fund, L.P., and The Lion Fund II, L.P., were as follows.

	2023	2022	2021
Contributions	$45,030	$59,877	$12,300
Distributions	(14,500)	(70,700)	(180,170)
	$30,530	$(10,823)	$(167,870)
As the general partner of the investment partnerships, Biglari Capital will earn an incentive reallocation fee, on December 31 of each year, for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high-water mark. There were no incentive reallocations in 2023, 2022, or 2021. Gains on the Company’s common stock and the related incentive reallocations are eliminated in our financial statements.

Note 14.     Related Party Transactions (continued)

Incentive Agreement
The Incentive Agreement establishes a performance-based annual incentive payment for Mr. Biglari contingent upon the growth in adjusted equity in each year attributable to our operating businesses. In order for Mr. Biglari to receive any incentive, our operating businesses must achieve an annual increase in shareholders’ equity in excess of 6% (the “hurdle rate”) above the previous highest level (the “high-water mark”). Mr. Biglari will receive 25% of any incremental book value created above the high-water mark plus the hurdle rate. In 2023, Mr. Biglari earned an incentive fee of $7,271. The incentive fee will be paid in 2024 and is recorded as accrued compensation within accounts payable and accrued expenses as of December 31, 2023. No incentive fees were earned during 2022 or 2021.
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

Note 16.     Fair Value of Financial Assets (continued)

Non-qualified deferred compensation plan investments: The assets of the non-qualified plan are set up in a rabbi trust. They represent mutual funds and publicly traded securities, each of which are classified within Level 1 of the fair value hierarchy.

As of December 31, 2023 and 2022, the fair values of financial assets were as follows.

	December 31,
	2023				2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,374	$—	$—	$2,374	$17,608	$—	$—	$17,608
Equity securities:
Consumer goods	26,660	—	—	26,660	17,274	—	—	17,274
Other	3,171	—	—	3,171	2,031	—	—	2,031
Bonds:
Government	61,536	—	—	61,536	48,456	—	—	48,456
Corporate	3,199	—	—	3,199	2,199	—	—	2,199
Non-qualified deferred compensation plan investments	—	—	—	—	699	—	—	699
Total assets at fair value	$96,940	$—	$—	$96,940	$88,267	$—	$—	$88,267
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

Note 17. Business Segment Reporting (continued)

A disaggregation of our consolidated data for each of the three most recent years is presented in the tables which follow.

	Revenue
	2023	2022	2021
Operating Businesses:
Restaurant Operations:
Steak n Shake	$239,956	$231,820	$263,135
Western Sizzlin	10,901	9,748	8,155
Total Restaurant Operations	250,857	241,568	271,290

Insurance Operations:
Underwriting:
First Guard	36,917	35,914	33,521
Southern Pioneer	24,308	24,035	21,890
Investment income and other	6,047	4,591	3,198
Total Insurance Operations	67,272	64,540	58,609

Oil and Gas Operations:
Abraxas Petroleum	27,576	11,455	—
Southern Oil	17,495	46,091	33,004
Total Oil and Gas Operations	45,071	57,546	33,004

Maxim	2,118	4,577	3,203
	$365,318	$368,231	$366,106

Note 17. Business Segment Reporting (continued)

	Earnings (Loss) Before Income Taxes
	2023	2022	2021
Operating Businesses:
Restaurant Operations:
Steak n Shake	$26,170	$11,478	$13,524
Western Sizzlin	1,793	1,484	931
Total Restaurant Operations	27,963	12,962	14,455

Insurance Operations:
Underwriting:
First Guard	9,492	6,578	10,573
Southern Pioneer	(1,038)	(1,277)	1,744
Investment income and other	4,629	4,603	2,118
Total Insurance Operations	13,083	9,904	14,435

Oil and Gas Operations:
Abraxas Petroleum	22,410	652	—
Southern Oil	3,356	24,539	9,713
Total Oil and Gas Operations	25,766	25,191	9,713

Maxim	11	1,760	814
Interest expense not allocated to segments	(681)	(399)	(1,121)
Operating Businesses	66,142	49,418	38,296

Corporate and other	(22,946)	(13,099)	(13,383)
Investment gains (losses)	2,211	(3,393)	6,401
Investment partnership gains (losses)	19,440	(75,953)	10,953
	$64,847	$(43,027)	$42,267

	Capital Expenditures
	2023	2022	2021
Operating Businesses:
Restaurant	$21,294	$24,470	$60,296
Insurance	309	1,558	1,451
Oil and Gas	544	906	996
Operating Businesses	22,147	26,934	62,743
Corporate and other	1,258	2,812	1,806
	$23,405	$29,746	$64,549

Note 17. Business Segment Reporting (continued)

	Depreciation, Depletion, and Amortization
	2023	2022	2021
Operating Businesses:
Restaurant	$27,031	$27,496	$21,484
Insurance	339	193	176
Oil and Gas	10,339	8,013	8,073
Operating Businesses	37,709	35,702	29,733
Corporate and other	1,270	741	317
	$38,979	$36,443	$30,050
A disaggregation of our consolidated assets is presented in the table that follows.

	Identifiable Assets
	December 31,
	2023	2022
Reportable segments:
Restaurant Operations:
Steak n Shake	$325,229	$341,199
Western Sizzlin	20,296	19,431
Total Restaurant Operations	345,525	360,630

Insurance Operations:
First Guard	67,204	58,997
Southern Pioneer	76,324	75,373
Total Insurance Operations	143,528	134,370

Oil and Gas Operations:
Abraxas Petroleum	66,155	81,339
Southern Oil	43,644	49,416
Total Oil and Gas Operations	109,799	130,755

Maxim	16,056	16,093
Corporate	35,411	30,832
Investment partnerships	199,103	155,794
	$849,422	$828,474

Note 18.     Supplemental Disclosures of Cash Flow Information
A summary of supplemental cash flow information for each of the three years ending December 31, 2023, 2022, and 2021 is presented in the following table.

	2023	2022	2021
Cash paid during the year for:
Interest on debt	$710	$359	$994
Interest on obligations under leases	5,114	5,493	6,039
Income taxes	5,677	1,092	4,532
Non-cash investing and financing activities
Capital expenditures in accounts payable	2,077	1,897	8,733
Finance lease additions	694	—	733
Finance lease retirements	—	—	1,216
Note 19.     Supplemental Oil and Gas Disclosures (Unaudited)
The Company has determined it had significant oil and gas producing activities during the years ended December 31, 2023, December 31, 2022, and December 31, 2021, in accordance with ASC 932 “Extractive Activities — Oil and Gas.”
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

We engaged Netherland, Sewell & Associates, Inc. (“NSAI”), to prepare our reserve estimates for all of our estimated proved reserves at December 31, 2023. All proved oil and natural gas reserves are located in the United States, primarily offshore in the shallow waters of the Gulf of Mexico and in the Permian Basin.

Note 19.     Supplemental Oil and Gas Disclosures (Unaudited) (continued)

The following table sets forth our estimate of the net proved oil and gas reserves for the years ended December 31, 2023 and 2022.

	Oil (MBbl)	Gas (MMcf)	Liquids (MBbl)	MBOE
Total proved reserves at December 31, 2021	2,361	26,544	—	6,785
Revisions	(355)	(3,288)	—	(903)
Extensions	—	—	—	—
Acquisition of reserves	3,415	19,334	1,550	8,188
Production	(450)	(2,341)	(42)	(882)
Total proved reserves at December 31, 2022	4,971	40,249	1,508	13,188
Revisions	(512)	(14,934)	(42)	(3,043)
Extensions	219	470	66	362
Acquisition of reserves	—	—	—	—
Production	(542)	(2,181)	(111)	(1,016)
Total proved reserves at December 31, 2023	4,136	23,604	1,421	9,491

Proved developed reserves
December 31, 2023	3,534	21,395	1,355	8,455
December 31, 2022	4,507	32,132	1,508	11,371

Proved undeveloped reserves
December 31, 2023	602	2,209	66	1,036
December 31, 2022	464	8,117	—	1,817

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
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves
The standardized measure of discounted future net cash flows presented in the following table was computed using the 12-month unweighted average of the first-day-of-the-month commodity prices, the costs in effect at December 31, 2023 and 2022, and a 10 percent discount factor. The Company cautions that actual future net cash flows may vary considerably from these estimates. Although the Company’s estimates of total proved reserves, development costs, and production rates were based on the best available information, the development and production of the crude oil and natural gas reserves may not occur in the periods assumed. Actual prices realized, costs incurred, and production quantities may vary significantly from those used. Therefore, the estimated future net cash flow computations should not be considered to represent the Company’s estimate of the expected revenues or the current value of proved reserves.

Note 19.     Supplemental Oil and Gas Disclosures (Unaudited) (continued)

The following table sets forth the standardized measure of discounted future net cash flows attributable to proved crude oil and natural gas reserves as of December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
Future cash inflows	$367,867	$728,382
Future production costs	(172,239)	(288,816)
Future development and abandonment costs	(28,533)	(36,719)
Future income tax expense	(22,919)	(69,999)
Future net cash flows	144,176	332,848
10% annual discount for estimated timing of cash flows	(51,727)	(122,781)
Standardized measure of discounted future net cash flows	$92,449	$210,067

Changes in Standardized Measure of Discounted Future Net Cash Flows
Principle changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves are as follows.

Standardized measure at December 31, 2021	$77,759
Net change in prices and production costs	58,439
Net change in future development costs	104
Sales of oil and natural gas, net of production expenses	(41,859)
Acquisition of reserves	141,051
Revisions of previous quantity estimates	(9,072)
Net change in taxes	(26,456)
Accretion of discount	9,862
Changes in timing and other	239
Standardized measure at December 31, 2022	$210,067
Net change in prices and production costs	(86,323)
Net change in future development costs	(101)
Sales of oil and natural gas, net of production expenses	(27,706)
Extensions	8,836
Revisions of previous quantity estimates	(59,164)
Net change in taxes	30,792
Accretion of discount	22,641
Changes in timing and other	(6,593)
Standardized measure at December 31, 2023	$92,449

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.     Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The management of Biglari Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Biglari Holdings Inc.
February 24, 2024
Item 9B.     Other Information
None.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.     Directors, Executive Officers and Corporate Governance
Item 11.     Executive Compensation
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Item 14.     Principal Accountant Fees and Services
The information required by Part III Items 10, 11, 12, 13 and 14 will be contained in the Company’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, to be filed on or before April 17, 2024, and such information is incorporated herein by reference.

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

10.05	Form of Indemnity Agreement for Directors, as adopted on June 3, 2015 (incorporated by reference to Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K dated June 4, 2015).
10.06
Amended and Restated Partnership Agreement of The Lion Fund II, L.P. as amended on June 3, 2015 (incorporated by reference to Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K dated June 4, 2015).

10.07*
Second Amendment to Amended and Restated Incentive Agreement dated March 26, 2019, by and between Biglari Holdings Inc. and Sardar Biglari (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).

10.08
Form of Indemnity Agreement for Directors, as adopted on May 26, 2022 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report of Form 10-K for the annual period ended December 31, 2022).

21.01**	Subsidiaries of the Company.
31.01**	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02**	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97**	Biglari Holdings Inc. Dodd-Frank Clawback Policy
99.1**	Report of Netherland, Sewell & Associates Inc. Independent Petroleum Engineers and Geologists.
101	Interactive Data Files
104	Cover page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to the Annual Report on Form 10-K.
**	Furnished herewith.

Item 16.     Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2024.

BIGLARI HOLDINGS INC.

By:	/s/ BRUCE LEWIS
Bruce Lewis Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 24, 2024.

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