Form 10-K/A
period 2023-12-31
Biglari Holdings Inc.
filed 2024-03-29
CIK 1726173

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $201,503,586.

Number of shares of common stock outstanding as of February 20, 2024:

Class A common stock –	206,864
Class B common stock –	2,068,640
DOCUMENTS INCORPORATED BY REFERENCE
None

Page

PART IV

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings”, “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024 (the “Original Filing”), to include separate audited financial statements of The Lion Fund II, L.P. (the “Lion Fund II”) pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”) in Part IV, Item 15. The audited financial statements of the Lion Fund II (the “Lion Fund II Financial Statements”) were not available at the time of the Original Filing. In accordance with Rule 3-09(b)(2), the Lion Fund II Financial Statements are being filed as an amendment to the Original Filing within 90 days after the end of the Lion Fund II’s fiscal year.

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

Item 15. Exhibits and Financial Statement Schedules

INDEPENDENT AUDITOR’S REPORT

To the Partners of The Lion Fund II, L.P.

Opinion

We have audited the financial statements of The Lion Fund II, L.P. (a Delaware Limited Partnership) (the “Fund”), which comprise the statements of assets and liabilities, including the condensed schedule of investments, as of December 31, 2023 and 2022, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2023 and the related notes to the financial statements (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of The Fund as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in accordance with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
March 29, 2024

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF ASSETS AND LIABILITIES

	December 31, 2023	December 31, 2022
ASSETS:
Investments in securities — at fair value	$372,564,039	$330,759,640
Cash and cash equivalents	701,913	58,422
Accrued dividend	36,459	14,367
Total assets	$373,302,411	$330,832,429

LIABILITIES:
Due to broker	$184,733,519	$167,647,866
Derivatives — at fair value	26,187	—
Accrued interest	166,460	135,668
Accounts payable	98,090	63,500
Total liabilities	$185,024,256	$167,847,034

PARTNERS’ CAPITAL	$188,278,155	$162,985,395

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
INVESTMENT INCOME:
Dividends and interest	$12,279,938	$11,928,503	$4,508,351

EXPENSES:
Professional fees	91,250	68,625	44,000
Interest expense	9,929,151	3,065,510	820,530
Other expense	925	2,697	1,137

NET INVESTMENT INCOME	2,258,612	8,791,671	3,642,684

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) from investments	479,975	(3,755,441)	13,236,938
Recorded loss on transfer of Biglari Holdings securities	—	(10,243,786)	—
Net change in unrealized appreciation - investments	18,396,673	(77,326,489)	23,740,919

NET INCREASE (DECREASE) IN PARTNERS’ CAPITAL RESULTING FROM OPERATIONS	$21,135,260	$(82,534,045)	$40,620,541

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	General Partner	Limited Partners	Total
PARTNERS’ CAPITAL - December 31, 2020	$19,535,303	$521,674,301	$541,209,604
Capital contributions	—	12,300,000	12,300,000
Capital distributions	(400,000)	(160,125,078)	(160,525,078)
Net increase from operations	1,507,875	39,112,666	40,620,541
PARTNERS’ CAPITAL - December 31, 2021	$20,643,178	$412,961,889	$433,605,067
Capital contributions	500,000	55,554,841	56,054,841
Capital distributions	(1,750,000)	(242,390,468)	(244,140,468)
Net decrease from operations	(4,325,953)	(78,208,092)	(82,534,045)
PARTNERS’ CAPITAL - December 31, 2022	$15,067,225	$147,918,170	$162,985,395
Capital contributions	—	41,530,000	41,530,000
Capital distributions	(1,000,000)	(36,372,500)	(37,372,500)
Net increase from operations	2,087,359	19,047,901	21,135,260
PARTNERS’ CAPITAL - December 31, 2023	$16,154,584	$172,123,571	$188,278,155

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in partners’ capital resulting from operations	$21,135,260	$(82,534,045)	$40,620,541
Adjustments to reconcile net increase (decrease) in partners’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains) losses from investments	(479,975)	3,755,441	(13,236,938)
Net change in unrealized appreciation - investments	(18,396,673)	77,326,489	(23,740,919)
Proceeds from sale of investments	15,821,639	108,346,506	44,804,123
Purchases of investments in securities	(60,595,703)	(189,427,344)	(76,789,700)
Loss on capital distribution	—	10,243,786	—
Changes in due to broker	17,085,653	67,263,731	100,384,135
Changes in interest payable	30,792	135,668	—
Change in accrued dividends	(22,092)	(14,367)	—
Changes in accounts payable	34,590	9,187	(37,100)
Net cash provided by (used in) operating activities	(25,386,509)	(4,894,948)	72,004,142

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	41,530,000	44,747,000	12,300,000
Distributions to partners	(15,500,000)	(69,450,000)	(160,525,078)
Net cash provided by (used in) financing activities	26,030,000	(24,703,000)	(148,225,078)

NET INCREASE (DECREASE) IN CASH	643,491	(29,597,948)	(76,220,936)

CASH and CASH EQUIVALENTS - Beginning of year	58,422	29,656,370	105,877,306

CASH and CASH EQUIVALENTS - End of year	$701,913	$58,422	$29,656,370

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$9,929,151	$3,065,510	$820,530
Non-Cash Investing and Financing Activities
Contributions from partners	$—	$11,307,841	$—
Distributions to partners	$(21,872,500)	$(174,690,468)	$—

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2023:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Consumer products:
Ferrari N.V.	368,500	$124,353,415
Other		8,247,051
Restaurant:
Cracker Barrel Old Country Store, Inc.	2,000,000	154,160,000
El Pollo Loco	4,000,000	35,280,000
Jack in the Box Inc.	531,183	43,360,468
Other securities		7,163,105

TOTAL SECURITIES OWNED (cost $368,694,462)		$372,564,039

AS OF DECEMBER 31, 2022:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Consumer products:
Ferrari N.V.	331,300	$70,959,497
Other		8,075,314
Restaurant:
Cracker Barrel Old Country Store, Inc.	2,000,000	189,480,000
Jack in the Box Inc.	850,044	57,998,502
Other securities		4,246,327

TOTAL SECURITIES OWNED (cost $345,315,368)		$330,759,640

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

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
There were neither liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax returns. The Fund has reviewed open tax years and has concluded that there is no significant tax liability resulting from uncertain tax provisions. 2022, 2021 and 2020 remain open for both federal and state jurisdictions.
Cash and Cash Equivalents — Any highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents. The cash and cash equivalent balances as of December 31, 2023 and 2022 represent cash held by the custodians of the Fund’s investments.
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
Due to Broker — Due to broker represents margin debt balances. The balance was $184,733,519 and $167,647,866 on December 31, 2023 and 2022, respectively. Our interest rate was 6.2% on December 31, 2023.
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
3.RELATED-PARTY TRANSACTIONS
The General Partner is entitled to receive a performance reallocation of 25% of the increase in net assets annually. This reallocation is subject to a 6% performance hurdle rate that the Fund’s performance must exceed in order for the General Partner to be entitled to such reallocation. Additionally, this reallocation is subject to a high-water mark provision. The General Partner did not earn a performance reallocation during 2023, 2022 or 2021.
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

Level 1 securities in accordance with the GAAP established fair value hierarchy are based on unadjusted quoted prices in active markets for identical assets and liabilities. As of December 31, 2023 and 2022, total securities were $372,564,039 and $330,759,640, respectively. As of December 31, 2023, derivative balances were liabilities of $26,187. There were no derivative balances as of December 31, 2022. The securities and derivatives are classified as Level 1 inputs within the GAAP established hierarchy.

5.SUBSEQUENT EVENTS
We have evaluated subsequent events for recognition or disclosure through the time of issuance of these financial statements on March 29, 2024.
6.FINANCIAL HIGHLIGHTS

	2023	2022	2021

Total return before performance reallocation	12.67%	(24.61)%	7.43%
Performance reallocation	0.00	0.00	0.00
Total return after performance reallocation	12.67%	(24.61)%	7.43%

Supplemental Data

	2023	2022	2021

Annual gross partnership return	19.01%	(24.00)%	9.91%
Annual net partnership return	12.89%	(24.95)%	9.70%
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

	2023	2022	2021
Ratio to average partners’ capital:
Expenses before performance reallocation	5.01%	1.08%	0.18%
Performance reallocation	0.00	0.00	0.00
Expenses including performance reallocation	5.01%	1.08%	0.18%

Net investment income	1.13%	3.08%	0.74%

Average partners’ capital is determined using the Fund’s partners’ capital measured at the end of each month. The performance reallocation to the General Partner is not included in the net investment income ratio.
Expenses include accounting fees, interest and other expenses. Net investment income is computed as investment income from dividends and interest less expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2024.

BIGLARI HOLDINGS INC.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 29, 2024.

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