Form 10-Q
period 2024-03-31
Biglari Holdings Inc.
filed 2024-05-10
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Number of shares of common stock outstanding as of May 8, 2024:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIGLARI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,536	$28,066
Investments	97,725	91,879
Receivables	24,198	22,241
Inventories	3,565	2,980
Other current assets	8,410	7,385
Total current assets	168,434	152,551
Property and equipment	377,363	380,491
Operating lease assets	34,073	32,215
Goodwill and other intangible assets	76,642	76,760
Investment partnerships	220,757	199,103
Other assets	8,048	8,302
Total assets	$885,317	$849,422
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$72,811	$66,743
Loss and loss adjustment expenses	16,013	15,168
Unearned premiums	14,939	14,334
Current portion of lease obligations	14,519	14,855
Total current liabilities	118,282	111,100
Lease obligations	91,912	86,389
Deferred taxes	41,801	37,939
Asset retirement obligations	14,402	14,316
Other liabilities	348	348
Total liabilities	266,745	250,092
Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	385,594	385,594
Retained earnings	654,037	631,458
Accumulated other comprehensive loss	(2,549)	(2,518)
Treasury stock, at cost	(419,648)	(416,342)
Biglari Holdings Inc. shareholders’ equity	618,572	599,330
Total liabilities and shareholders’ equity	$885,317	$849,422
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	First Quarter
	2024	2023
	(Unaudited)
Revenues
Restaurant operations	$61,996	$61,129
Insurance premiums and other	17,733	16,229
Oil and gas	9,510	12,223
Licensing and media	212	595
Total revenues	89,451	90,176
Costs and expenses
Restaurant cost of sales	34,421	32,738
Insurance losses and underwriting expenses	15,063	13,013
Oil and gas production costs	4,499	5,471
Licensing and media costs	503	452
Selling, general and administrative	18,275	17,263
Gain on sale of oil and gas properties	(481)	—
Impairments	107	776
Depreciation, depletion, and amortization	10,053	9,940
Interest expense on leases	1,314	1,307
Interest expense on debt	—	167
Total costs and expenses	83,754	81,127
Other income
Investment gains	1,713	3,638
Investment partnership gains	21,985	72,588
Total other income	23,698	76,226
Earnings before income taxes	29,395	85,275
Income tax expense	6,816	19,738
Net earnings	22,579	65,537
Earnings attributable to noncontrolling interest	—	651
Net earnings attributable to Biglari Holdings Inc. shareholders	$22,579	$64,886

Net earnings per average equivalent Class A share*	$79.56	$222.28
*Net earnings per average equivalent Class B share outstanding are one-fifth of the average equivalent Class A share or $15.91 for the first quarter of 2024 and $44.46 for the first quarter of 2023.
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	First Quarter
	2024	2023
	(Unaudited)
Net earnings	$22,579	$65,537
Foreign currency translation	(31)	332
Comprehensive income	22,548	65,869
Comprehensive income attributable to noncontrolling interest	—	651
Total comprehensive income attributable to Biglari Holdings Inc. shareholders	$22,548	$65,218

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)
(Unaudited)

	Biglari Holdings Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
For the first quarter of 2024
Balance at December 31, 2023	$1,138	$385,594	$631,458	$(2,518)	$(416,342)	$—	$599,330
Net earnings			22,579				22,579
Other comprehensive income (loss)				(31)			(31)
Adjustment for holdings in investment partnerships					(3,306)		(3,306)
Balance at March 31, 2024	$1,138	$385,594	$654,037	$(2,549)	$(419,648)	$—	$618,572

For the first quarter of 2023
Balance at December 31, 2022	$1,138	$381,788	$576,510	$(2,790)	$(409,680)	$8,602	$555,568
Net earnings			64,886			651	65,537
Other comprehensive income (loss)				332			332
Adjustment for holdings in investment partnerships					(239)		(239)
Balance at March 31, 2023	$1,138	$381,788	$641,396	$(2,458)	$(409,919)	$9,253	$621,198
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Quarter
	2024	2023
	(Unaudited)
Operating activities
Net earnings	$22,579	$65,537
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	10,053	9,940
Provision for deferred income taxes	3,877	18,450
Asset impairments	107	776
Gains on sale of assets	(1,431)	(1,590)
Investment and investment partnerships gains	(23,698)	(76,226)
Distributions from investment partnerships	1,000	—
Changes in receivables and inventories	(2,249)	2,006
Changes in accounts payable and accrued expenses	8,887	1,030
Net cash provided by operating activities	19,125	19,923
Investing activities
Capital expenditures	(4,596)	(5,929)
Proceeds from property and equipment disposals	920	2,140
Purchases of interests in limited partnerships	(3,975)	(2,700)
Purchases of investments	(20,856)	(27,255)
Sales of investments and redemptions of fixed maturity securities	17,265	21,009
Net cash used in investing activities	(11,242)	(12,735)
Financing activities
Repayments of borrowings	—	(3,500)
Principal payments on direct financing lease obligations	(1,403)	(1,550)
Net cash used in financing activities	(1,403)	(5,050)
Effects of foreign currency exchange rate changes	(10)	8
Increase in cash, cash equivalents and restricted cash	6,470	2,146
Cash, cash equivalents and restricted cash at beginning of year	29,654	38,805
Cash, cash equivalents and restricted cash at end of first quarter	$36,124	$40,951

	First Quarter
	2024	2023
	(Unaudited)
Cash and cash equivalents	$34,536	$39,363
Restricted cash in other long-term assets	1,588	1,588
Cash, cash equivalents and restricted cash at end of first quarter	$36,124	$40,951
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(dollars in thousands, except share and per share data)
Note 1. Summary of Significant Accounting Policies
Description of Business
The accompanying unaudited consolidated financial statements of Biglari Holdings Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal recurring adjustments. The results for the interim periods shown are not necessarily indicative of results for the year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023.
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
As of March 31, 2024, Mr. Biglari beneficially owns shares of the Company that represent approximately 71.5% of the voting interest.
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
Note 2. Earnings Per Share
Earnings per share of common stock is based on the weighted-average number of shares outstanding during the year. The shares of Company stock attributable to our limited partner interest in The Lion Fund, L.P., and The Lion Fund II, L.P. (collectively, the “investment partnerships”) — based on our proportional ownership during this period — are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted-average common shares outstanding. However, these shares are legally outstanding.
The following table presents shares authorized, issued, and outstanding on March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

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

	March 31, 2024	March 31, 2023
Equivalent Class A common stock outstanding	620,592	620,592
Proportional ownership of Company stock held by investment partnerships	336,804	328,681
Equivalent Class A common stock for earnings per share	283,788	291,911
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

Investment gains for the first quarter of 2024 and 2023 were $1,713 and $3,638, respectively.
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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2023	$472,772	$273,669	$199,103
Investment partnership gains (losses)	69,162	47,177	21,985
Contributions (net of distributions)	2,975		2,975
Changes in proportionate share of Company stock held		3,306	(3,306)
Partnership interest at March 31, 2024	$544,909	$324,152	$220,757

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2022	$383,004	$227,210	$155,794
Investment partnership gains (losses)	121,795	49,207	72,588
Contributions	2,700		2,700
Changes in proportionate share of Company stock held		239	(239)
Partnership interest at March 31, 2023	$507,499	$276,656	$230,843

Note 4. Investment Partnerships (continued)

The carrying value of the investment partnerships net of deferred taxes is presented below.

	March 31, 2024	December 31, 2023
Carrying value of investment partnerships	$220,757	$199,103
Deferred tax liability related to investment partnerships	(31,314)	(27,896)
Carrying value of investment partnerships net of deferred taxes	$189,443	$171,207
We expect that a majority of the $31,314 and $27,896 deferred tax liabilities enumerated above will not become due until the dissolution of the investment partnerships.
The Company’s proportionate share of Company stock held by investment partnerships at cost was $419,648 and $416,342 as of March 31, 2024, and December 31, 2023, respectively.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	First Quarter
	2024	2023
Gains from investment partnerships	$21,985	$72,588
Tax expense	4,837	16,559
Contribution to net earnings	$17,148	$56,029
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
There were no incentive reallocations accrued during the first quarters of 2024 and 2023.

Note 4. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P., and The Lion Fund II, L.P., is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of March 31, 2024	$425,899	$412,720
Total liabilities as of March 31, 2024	$31,718	$193,830
Revenue for the first quarter of 2024	$50,262	$31,118
Earnings for the first quarter of 2024	$49,820	$28,237
Biglari Holdings’ ownership interest as of March 31, 2024	89.9%	86.3%

Total assets as of December 31, 2023	$371,365	$373,302
Total liabilities as of December 31, 2023	$26,594	$185,024
Revenue for the first quarter of 2023	$63,558	$78,592
Earnings for the first quarter of 2023	$63,404	$76,341
Biglari Holdings’ ownership interest as of March 31, 2023	88.6%	86.1%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	March 31, 2024	December 31, 2023
Land	$138,076	$139,897
Buildings	156,694	151,716
Land and leasehold improvements	150,244	149,795
Equipment	212,706	212,424
Oil and gas properties	145,078	145,065
Construction in progress	845	1,629
	803,643	800,526
Less accumulated depreciation, depletion, and amortization	(426,280)	(420,035)
Property and equipment, net	$377,363	$380,491
Depletion expense related to oil and gas properties was $2,568 and $2,648 during the first quarter of 2024 and 2023, respectively.
The Company recorded an impairment to restaurant long-lived assets of $107 in the first quarter of 2024 and $776 in the first quarter of 2023 related to underperforming stores.
Property and equipment held for sale of $1,149 and $773 are recorded in other current assets as of March 31, 2024, and December 31, 2023, respectively. The assets classified as held for sale include properties owned by Steak n Shake, which were previously company-operated restaurants.
During the first quarter of 2024 and 2023, the Company sold former company-operated restaurants for a gain of $767 and $1,431, respectively.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2023
Goodwill	$53,830
Accumulated impairment losses	(300)
$53,530
Change in foreign exchange rates during the first quarter of 2024	(9)
Goodwill at March 31, 2024	$53,521

Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of our reporting units and indefinite-lived intangible assets. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to earnings as an impairment loss. There was no impairment recorded for goodwill during the first quarters of 2024 or 2023.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2023
Intangibles	$15,876	$11,102	$26,978
Accumulated impairment losses	—	(3,748)	(3,748)
	$15,876	$7,354	$23,230
Change in foreign exchange rates during the first quarter of 2024	—	(109)	(109)
Balance at March 31, 2024	$15,876	$7,245	$23,121
Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	First Quarter
	2024	2023
Net sales	$38,735	$36,894
Franchise partner fees	17,758	17,912
Franchise royalties and fees	3,477	4,258
Other	2,026	2,065
	$61,996	$61,129
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
The Company leases or subleases property and equipment to franchise partners under lease arrangements. Both real estate and equipment rental payments are charged to franchise partners and are recognized in accordance with ASC 842, “Leases”. During the first quarter of 2024 and 2023, restaurant operations recognized $5,705 and $5,575, respectively, in franchise partner fees related to rental income.
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
Other Revenue
Restaurant operations sell gift cards to customers which can be redeemed for retail food sales within our stores. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as net sales upon redemption. Restaurant operations estimate breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as other revenue in proportion to the rate of gift card redemptions by vintage.
Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	March 31, 2024	December 31, 2023
Accounts payable	$21,829	$22,448
Gift cards and other marketing	5,877	7,089
Insurance accruals	2,318	2,565
Compensation	14,015	12,821
Deferred revenue	7,066	5,314
Taxes payable	14,672	11,050
Oil and gas payable	3,751	3,560
Other	3,283	1,896
Accounts payable and accrued expenses	$72,811	$66,743

Note 9. Line of Credit and Note Payable
Biglari Holdings’ Line of Credit
Biglari Holdings’ available line of credit is $30,000. The line of credit matures on September 12, 2024. The line of credit includes customary covenants, as well as financial maintenance covenants. There was no balance on the line of credit on March 31, 2024, or December 31, 2023.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of March 31, 2024, and December 31, 2023, Western Sizzlin had no debt outstanding under its revolver.

Note 10. Unpaid Loss and Loss Adjustment Expenses
Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under insurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, net of reinsurance, for each of the three-month periods ended March 31, 2024 and 2023 follows.

	March 31,	March 31,
	2024	2023
Balances at beginning of year:
Gross liabilities	$16,105	$17,520
Reinsurance recoverable on unpaid losses	(937)	(715)
Net liabilities	15,168	16,805
Incurred losses and loss adjustment expenses:
Current accident year	14,197	10,247
Prior accident years	(3,319)	(1,651)
Total	10,878	8,596
Paid losses and loss adjustment expenses:
Current accident year	7,031	4,433
Prior accident years	3,002	5,454
Total	10,033	9,887
Balances at March 31:
Net liabilities	16,013	15,514
Reinsurance recoverable on unpaid losses	687	2,207
Gross liabilities	$16,700	$17,721
We recorded net reductions of estimated ultimate liabilities for prior accident years of $3,319 and $1,651 in the first quarter of 2024 and 2023, respectively, which produced corresponding reductions in incurred losses and loss adjustment expenses in those periods. These reductions as a percentage of the net liabilities at the beginning of each year were 21.9% in 2024 and 9.8% in 2023.
Note 11. Lease Assets and Obligations
Lease obligations include the following.

Current portion of lease obligations	March 31, 2024	December 31, 2023
Finance lease liabilities	$1,251	$1,258
Finance obligations	4,564	4,826
Operating lease liabilities	8,704	8,771
Total current portion of lease obligations	$14,519	$14,855

Long-term lease obligations
Finance lease liabilities	$3,645	$3,581
Finance obligations	60,127	56,471
Operating lease liabilities	28,140	26,337
Total long-term lease obligations	$91,912	$86,389

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
Total lease cost consists of the following.

	First Quarter
	2024	2023
Finance lease costs:
Amortization of right-of-use assets	$226	$242
Interest on lease liabilities	84	91
Operating and variable lease costs	2,829	3,167
Sublease income	(2,989)	(3,091)
Total lease costs	$150	$409
Supplemental cash flow information related to leases is as follows.

	First Quarter
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$326	$344
Operating cash flows from finance leases	$84	$91
Operating cash flows from operating leases	$2,666	$3,355

Supplemental balance sheet information related to leases is as follows.

	March 31, 2024	December 31, 2023
Finance leases:
Property and equipment, net	$3,644	$3,574
Weighted-average lease terms and discount rates are as follows.

March 31, 2024
Weighted-average remaining lease terms:
Finance leases	4.79 years
Operating leases	5.82 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%

Note 11. Lease Assets and Obligations (continued)
Maturities of lease liabilities as of March 31, 2024 are as follows.

Year	Operating Leases	Finance Leases
Remainder of 2024	$8,368	$1,134
2025	9,697	1,486
2026	7,215	1,163
2027	4,927	828
2028	4,108	437
After 2028	10,307	728
Total lease payments	44,622	5,776
Less interest	7,778	880
Total lease liabilities	$36,844	$4,896
Lease Income
The components of lease income are as follows.

	First Quarter
	2024	2023
Operating lease income	$4,181	$4,085
Variable lease income	1,799	1,784
Total lease income	$5,980	$5,869

The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of March 31, 2024. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
Remainder of 2024	$457	$297
2025	544	404
2026	225	406
2027	206	415
2028	86	424
After 2028	—	2,435
Total future minimum receipts	$1,518	$4,381

Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the first quarter of 2024 and 2023. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax expense for the first quarter of 2024 was $6,816 compared to $19,738 for the first quarter of 2023. The variance in income taxes between 2024 and 2023 is primarily attributable to taxes on income generated by the investment partnerships. Investment partnership pre-tax gains were $21,985 during the first quarter of 2024 compared to pre-tax gains of $72,588 during the first quarter of 2023.

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
Bonds: The Company’s investments in bonds consist of both corporate and government debt. Bonds are classified as Level l of the fair value hierarchy.

Note 14. Fair Value of Financial Assets (continued)
As of March 31, 2024, and December 31, 2023, the fair values of financial assets were as follows.

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,100	$—	$—	$4,100	$2,374	$—	$—	$2,374
Equity securities
Consumer goods	28,193	—	—	28,193	26,660	—	—	26,660
Other	4,083	—	—	4,083	3,171	—	—	3,171
Bonds
Government	65,041	—	—	65,041	61,536	—	—	61,536
Corporate	879	—	—	879	3,199	—	—	3,199
Total assets at fair value	$102,296	$—	$—	$102,296	$96,940	$—	$—	$96,940
There were no changes in our valuation techniques used to measure fair values on a recurring basis.
Note 15. Related Party Transactions
Service Agreement
The Company is party to a service agreement with Biglari Enterprises LLC (“Biglari Enterprises”), under which Biglari Enterprises provides business and administrative related services to the Company. Biglari Enterprises is owned by Mr. Biglari.

The Company paid Biglari Enterprises $2,400 and $2,100 in service fees during the first quarter of 2024 and 2023, respectively. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
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

Note 16. Business Segment Reporting (continued)

A disaggregation of our consolidated data for the first quarters of 2024 and 2023 is presented in the tables which follow.

	Revenues
	First Quarter
	2024	2023
Operating Businesses:
Restaurant Operations:
Steak n Shake	$59,354	$58,487
Western Sizzlin	2,642	2,642
Total Restaurant Operations	61,996	61,129

Insurance Operations:
Underwriting:
First Guard	9,310	8,899
Southern Pioneer	6,612	5,865
Investment income and other	1,811	1,465
Total Insurance Operations	17,733	16,229

Oil and Gas Operations:
Abraxas Petroleum	5,868	7,252
Southern Oil	3,642	4,971
Total Oil and Gas Operations	9,510	12,223

Maxim	212	595
	$89,451	$90,176

Note 16. Business Segment Reporting (continued)

	Earnings (Loss) Before Income Taxes
	First Quarter
	2024	2023
Operating Businesses:
Restaurant Operations:
Steak n Shake	$4,237	$7,325
Western Sizzlin	641	472
Total Restaurant Operations	4,878	7,797

Insurance Operations:
Underwriting:
First Guard	800	1,862
Southern Pioneer	59	(111)
Investment income and other	1,387	1,036
Total Insurance Operations	2,246	2,787

Oil and Gas Operations:
Abraxas Petroleum	1,387	1,209
Southern Oil	79	894
Total Oil and Gas Operations	1,466	2,103

Maxim	(354)	122
Interest expense not allocated to segments	—	(167)
Total Operating Businesses	8,236	12,642

Corporate and other	(2,539)	(3,593)
Investment gains	1,713	3,638
Investment partnership gains	21,985	72,588

	$29,395	$85,275

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
As of March 31, 2024, Mr. Biglari beneficially owns shares of the Company that represent approximately 71.5% of the voting interest.
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	First Quarter
	2024	2023
Operating businesses:
Restaurant	$3,473	$5,840
Insurance	1,738	2,169
Oil and gas	1,149	1,670
Brand licensing	(265)	91
Interest expense	—	(129)
Corporate and other	(1,996)	(2,998)
Total operating businesses	4,099	6,643
Investment partnership gains	17,148	56,029
Investment gains	1,332	2,865
Net earnings	22,579	65,537
Earnings attributable to noncontrolling interest	—	651
Net earnings attributable to Biglari Holdings Inc. shareholders	$22,579	$64,886

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 485 company-operated and franchise restaurants as of March 31, 2024.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2023	148	181	128	3	32	492
Corporate stores transitioned	3	(3)	—	—	—	—
Net restaurants opened (closed)	(3)	—	(3)	—	(1)	(7)
Total stores as of March 31, 2024	148	178	125	3	31	485

Total stores as of December 31, 2022	177	175	154	3	36	545
Corporate stores transitioned	(3)	3	—	—	—	—
Net restaurants opened (closed)	(2)	—	(11)	—	—	(13)
Total stores as of March 31, 2023	172	178	143	3	36	532
As of March 31, 2024, 15 of the 148 company-operated Steak n Shake stores were closed. Steak n Shake plans to sell or lease 9 of the 15 locations and refranchise the balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurant operations are summarized below.

	First Quarter
	2024		2023
Revenue
Net sales	$38,735		$36,894
Franchise partner fees	17,758		17,912
Franchise royalties and fees	3,477		4,258
Other revenue	2,026		2,065
Total revenue	61,996		61,129

Restaurant cost of sales
Cost of food	10,974	28.3%	10,448	28.3%
Labor costs	12,429	32.1%	11,603	31.4%
Occupancy and other	11,018	28.4%	10,687	29.0%
Total cost of sales	34,421		32,738

Selling, general and administrative
General and administrative	11,730	18.9%	10,463	17.1%
Marketing	2,945	4.8%	2,953	4.8%
Other expenses (income)	(234)	(0.4)%	(1,612)	(2.6)%
Total selling, general and administrative	14,441	23.3%	11,804	19.3%

Impairments	107	0.2%	776	1.3%
Depreciation and amortization	6,835	11.0%	6,707	11.0%
Interest on finance leases and obligations	1,314		1,307

Earnings before income taxes	4,878		7,797

Income tax expense	1,405		1,957

Contribution to net earnings	$3,473		$5,840
Cost of food, labor costs, and occupancy and other costs are expressed as a percentage of net sales.
General and administrative, marketing, other expenses, impairments, and depreciation are expressed as a percentage of total revenue.

Net sales for the first quarter of 2024 were $38,735 as compared to $36,894 during the first quarter of 2023. The increase in net sales was primarily due to an increase in Steak n Shake’s same-store sales of 9.9% during the first quarter of 2024.

For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurant’s profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will decline as we transition from company-operated units to franchise partner units.
Our franchise partner fees were $17,758 during the first quarter of 2024, as compared to $17,912 during the first quarter of 2023. As of March 31, 2024 and 2023, there were 178 franchise partner units. Included in franchise partner fees were $5,705 and $5,575 of rental income during the first quarter of 2024 and 2023, respectively. Franchise partners rent buildings and equipment from Steak n Shake. Our share of franchise partner fees was lower primarily because our franchise partners’ food and labor expenses were 1.8 percentage points higher during the first quarter of 2024 as compared to the first quarter of 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The franchise royalties and fees generated by the traditional franchising business were $3,477 during the first quarter of 2024, as compared to $4,258 during the first quarter of 2023. The decrease in franchise royalties and fees was primarily due to the closing of traditional franchise stores. There were 125 Steak n Shake traditional units open on March 31, 2024, as compared to 143 units open on March 31, 2023.
The cost of food at company-operated units during the first quarter of 2024 was $10,974 or 28.3% of net sales, as compared to $10,448 or 28.3% of net sales during the first quarter of 2023. The cost of food expressed as a percentage of net sales in 2024 remained consistent with 2023.

Labor costs at company-operated restaurants during the first quarter of 2024 were $12,429 or 32.1% of net sales, as compared to $11,603 or 31.4% of net sales during the first quarter of 2023. Labor costs expressed as a percentage of net sales in 2024 remained consistent with 2023.
General and administrative expenses during the first quarter of 2024 were $11,730 or 18.9% of total revenue, as compared to $10,463 or 17.1% of total revenue during the first quarter of 2023. General and administrative expenses increased in 2024 as compared to 2023 primarily because of higher salaries and wages. Salaries and wages were higher due to an increase in Steak n Shake’s personnel.
Interest on obligations under leases was $1,314 during the first quarter of 2024 versus $1,307 during the first quarter of 2023.
Other income was $234 during the first quarter of 2024 versus $1,612 during the first quarter of 2023. Western Sizzlin received a settlement of $450 during 2024 and Steak n Shake recorded gains of sales of properties of $1,431 during 2023.
To better convey the performance of the franchise partnership model, the table below shows the underlying sales, cost of food, labor costs, and other restaurant costs of the franchise partners. We believe the franchise partner information is useful to readers, as they have a direct effect on Steak n Shake’s profitability.

	First Quarter
	2024		2023
Revenue
Net sales and other	$80,788		$77,952

Restaurant cost of sales
Cost of food	$23,170	28.7%	$20,871	26.8%
Labor costs	21,765	26.9%	20,940	26.9%
Occupancy and other	16,778	20.8%	15,867	20.4%
Total cost of sales	$61,713		$57,678

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Underwriting results of our insurance operations are summarized below.

	First Quarter
	2024	2023
Underwriting gain attributable to:
First Guard	$800	$1,862
Southern Pioneer	59	(111)
Pre-tax underwriting gain	859	1,751
Income tax expense	180	368
Net underwriting gain	$679	$1,383

Earnings of our insurance operations are summarized below.

	First Quarter
	2024	2023
Premiums earned	$15,922	$14,764

Insurance losses	10,878	8,596
Underwriting expenses	4,185	4,417
Pre-tax underwriting gain	859	1,751
Other income and expenses
Investment income	915	585
Other income and expenses	472	451
Total other income	1,387	1,036
Earnings before income taxes	2,246	2,787
Income tax expense	508	618
Contribution to net earnings	$1,738	$2,169
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

	First Quarter
	2024		2023
	Amount	%	Amount	%
Premiums earned	$9,310	100.0%	$8,899	100.0%

Insurance losses	6,775	72.8%	5,244	58.9%
Underwriting expenses	1,735	18.6%	1,793	20.1%
Total losses and expenses	8,510	91.4%	7,037	79.0%
Pretax underwriting gain	$800		$1,862

First Guard produced an underwriting gain in the first quarter of 2024, despite having a higher ratio of losses and loss adjustment expenses to premiums earned (72.8%) than it had during the first quarter of 2023 (58.9%).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	First Quarter
	2024		2023
	Amount	%	Amount	%
Premiums earned	$6,612	100.0%	$5,865	100.0%

Insurance losses	4,103	62.1%	3,352	57.2%
Underwriting expenses	2,450	37.0%	2,624	44.7%
Total losses and expenses	6,553	99.1%	5,976	101.9%
Pretax underwriting gain (loss)	$59		$(111)
Southern Pioneer’s underwriting gain was primarily attributable to a lower expense ratio. The prior year’s higher expense ratio was caused by information technology projects related to the implementation of a new policy administration system.
A summary of net investment income attributable to our insurance operations follows.

	First Quarter
	2024	2023
Interest, dividends and other investment income:
First Guard	$570	$387
Southern Pioneer	345	198
Pre-tax investment income	915	585
Income tax expense	192	123
Net investment income	$723	$462
We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Oil and Gas
A summary of revenues and earnings of our oil and gas operations follows.

	First Quarter
	2024	2023
Oil and gas revenues	$9,510	$12,223

Oil and gas production costs	4,499	5,471
Depreciation, depletion and accretion	2,792	2,850
Gain on sale of properties	(481)	—
General and administrative expenses	1,234	1,799
Earnings before income taxes	1,466	2,103
Income tax expense	317	433
Contribution to net earnings	$1,149	$1,670
Our oil and gas business is highly dependent on oil and natural gas prices. The lower natural gas prices and lower production during 2024 caused decreases in revenues and production costs. Production decreases were primarily because several gas wells were shut-in along with the natural depletion of oil and gas reserves.
During the third quarter of 2023, Abraxas Petroleum entered into a royalty-based arrangement with an unaffiliated party to conduct development activities; however, Abraxas Petroleum will not be required to fund any exploration expenditures on its undeveloped properties. In the first quarter of 2024, Abraxas Petroleum sold additional undeveloped reserves, which resulted in a gain of $481.
Abraxas Petroleum
Abraxas Petroleum operates oil and gas properties in the Permian Basin of West Texas. Earnings for Abraxas Petroleum are summarized below.

	First Quarter
	2024	2023
Oil and gas revenues	$5,868	$7,252

Oil and gas production costs	2,819	3,131
Depreciation, depletion and accretion	1,547	1,666
Gain on sale of properties	(481)	—
General and administrative expenses	596	1,246
Earnings before income taxes	1,387	1,209
Income tax expense	319	278
Contribution to net earnings	$1,068	$931

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Southern Oil
Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico. Earnings for Southern Oil are summarized below.

	First Quarter
	2024	2023
Oil and gas revenues	$3,642	$4,971

Oil and gas production costs	1,680	2,340
Depreciation, depletion and accretion	1,245	1,184
General and administrative expenses	638	553
Earnings before income taxes	79	894
Income tax expense (benefit)	(2)	155
Contribution to net earnings	$81	$739

Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	First Quarter
	2024	2023
Licensing and media revenues	$212	$595

Licensing and media costs	503	452
General and administrative expenses	63	21
Earnings (loss) before income taxes	(354)	122
Income tax expense (benefit)	(89)	31
Contribution to net earnings	$(265)	$91
Licensing revenue was lower during 2024 as compared to 2023 primarily due to fewer licensing events in the first quarter of 2024.
We acquired Maxim with the idea of transforming its business model. The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.
Investment Gains and Investment Partnership Gains

Investment gains net of tax for the first quarter of 2024 and 2023 were $1,332 and $2,865, respectively. Dividends and interest earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Earnings from our investments in partnerships are summarized below.

	First Quarter
	2024	2023
Investment partnership gains	$21,985	$72,588
Tax expense	4,837	16,559
Contribution to net earnings	$17,148	$56,029

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

Investment gains and losses in 2024 and 2023 were mainly derived from our investments in equity securities and included unrealized gains and losses from market price changes during the period. We believe that investment and derivative gains/losses are generally meaningless for analytical purposes in understanding our reported quarterly and annual results. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.
Interest Expense
The Company’s interest expense is summarized below.

	First Quarter
	2024	2023
Interest expense on note payable and other borrowings	$—	$(167)
Tax benefit	—	(38)
Interest expense net of tax	$—	$(129)

On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. There was no balance on the line of credit on March 31, 2024, or December 31, 2023.
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses during the first quarter of 2024 were relatively consistent to the same period during 2023.
Income Taxes
Income tax expense for the first quarter of 2024 was $6,816 compared to an income tax expense of $19,738 for the first quarter of 2023. The variance in income taxes between 2024 and 2023 is attributable to taxes on income generated by the investment partnerships. Investment partnership pretax gains were $21,985 during the first quarter of 2024 compared to pretax gains of $72,588 during the first quarter of 2023.
Financial Condition
Consolidated cash and investments are summarized below.

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$34,536	$28,066
Investments	97,725	91,879
Fair value of interest in investment partnerships	544,909	472,772
Total cash and investments	677,170	592,717
Less: portion of Company stock held by investment partnerships	(324,152)	(273,669)
Carrying value of cash and investments on balance sheet	$353,018	$319,048
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity
Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	First Quarter
	2024	2023
Net cash provided by operating activities	$19,125	$19,923
Net cash used in investing activities	(11,242)	(12,735)
Net cash used in financing activities	(1,403)	(5,050)
Effect of exchange rate changes on cash	(10)	8
Increase in cash, cash equivalents and restricted cash	$6,470	$2,146
The increase in cash during 2024 was $6,470 compared to $2,146 during 2023. The increase is primarily due to a decrease in cash used in investing activities and financing activities. Cash from operating activities in the first quarter of 2024 remained consistent with the first quarter of 2023.
Cash used in investing activities was $1,493 lower during the first quarter of 2024 as compared to 2023. The decrease is primarily due to lower investment activity during 2024. Purchases of investments, net of proceeds from redemptions of fixed maturity securities, decreased by $2,655 in 2024 compared to 2023.
Cash used by financing activities was $3,647 lower during the first quarter of 2024 as compared to 2023 primarily due to principal payments on the Company’s line of credit in 2023.
Biglari Holdings’ Line of Credit
Biglari Holdings’ available line of credit is $30,000. The line of credit matures on September 12, 2024. The line of credit includes customary covenants, as well as financial maintenance covenants. As of March 31, 2024, we were in compliance with all covenants. There was no balance on the line of credit on March 31, 2024, or December 31, 2023.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of March 31, 2024, and December 31, 2023, Western Sizzlin had no debt outstanding on its revolver.
Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our consolidated financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our consolidated financial statements will likely increase or decrease in the future as additional information becomes available. There have been no material changes to critical accounting policies previously disclosed in our annual report on Form 10-K for the year ended December 31, 2023.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.     Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of March 31, 2024.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information in response to this Item is included in Note 13 to the Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From March 4 through March 15, 2024, The Lion Fund, L.P., purchased 1,021 shares of Class A common stock and 11,405 shares of Class B common stock. The Lion Fund, L.P., may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share	Total Number of Class B Shares Purchased	Average Price Paid per Class B Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

January 1, 2024 - January 31, 2024	—	$—	—	$—	—	—
February 1, 2024 - February 29, 2024	—	$—	—	$—	—	—
March 1, 2024 - March 31, 2024	1,021	$953.21	11,405	$188.27	—	—
Total	1,021		11,405		—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.01*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

104	Cover page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
_________________

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biglari Holdings Inc.

Date: May 10, 2024	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller