Form 10-Q
period 2024-06-30
Biglari Holdings Inc.
filed 2024-08-09
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Number of shares of common stock outstanding as of August 6, 2024:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,897	$28,066
Investments	93,619	91,879
Receivables	19,169	22,241
Inventories	3,587	2,980
Other current assets	7,882	7,385
Total current assets	151,154	152,551
Property and equipment	381,078	380,491
Operating lease assets	34,601	32,215
Goodwill and other intangible assets	75,540	76,760
Investment partnerships	158,731	199,103
Other assets	7,949	8,302
Total assets	$809,053	$849,422
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$60,126	$66,743
Loss and loss adjustment expenses	15,695	15,168
Unearned premiums	15,496	14,334
Current portion of lease obligations	14,406	14,855
Line of credit	50	—
Total current liabilities	105,773	111,100
Lease obligations	92,906	86,389
Deferred taxes	26,254	37,939
Asset retirement obligations	14,593	14,316
Other liabilities	348	348
Total liabilities	239,874	250,092
Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	385,594	385,594
Retained earnings	605,847	631,458
Accumulated other comprehensive loss	(2,667)	(2,518)
Treasury stock, at cost	(420,733)	(416,342)
Biglari Holdings Inc. shareholders’ equity	569,179	599,330
Total liabilities and shareholders’ equity	$809,053	$849,422
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	Second Quarter		First Six Months
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$64,475	$64,491	$126,471	$125,620
Insurance premiums and other	17,694	17,547	35,427	33,776
Oil and gas	8,671	10,741	18,181	22,964
Licensing and media	301	761	513	1,356
Total revenues	91,141	93,540	180,592	183,716
Costs and expenses
Restaurant cost of sales	36,886	34,928	71,307	67,666
Insurance losses and underwriting expenses	15,745	13,267	30,808	26,280
Oil and gas production costs	4,282	3,512	8,781	8,983
Licensing and media costs	523	499	1,026	951
Selling, general and administrative	18,653	19,009	36,928	36,272
Gain on sale of oil and gas properties	(16,165)	—	(16,646)	—
Impairments	1,000	853	1,107	1,629
Depreciation, depletion, and amortization	9,122	10,094	19,175	20,034
Interest expense on leases	1,349	1,301	2,663	2,608
Interest expense on borrowings	42	40	42	207
Total costs and expenses	71,437	83,503	155,191	164,630
Other income
Investment gains (losses)	(2,729)	353	(1,016)	3,991
Investment partnership gains (losses)	(79,890)	(7,496)	(57,905)	65,092
Total other income (expenses)	(82,619)	(7,143)	(58,921)	69,083
Earnings (loss) before income taxes	(62,915)	2,894	(33,520)	88,169
Income tax expense (benefit)	(14,725)	1,018	(7,909)	20,756
Net earnings (loss)	(48,190)	1,876	(25,611)	67,413
Earnings attributable to noncontrolling interest	—	(60)	—	591
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$(48,190)	$1,936	$(25,611)	$66,822

Net earnings (loss) per average equivalent Class A share *	$(171.89)	$6.64	$(90.80)	$229.00
*Net earnings (loss) per average equivalent Class B share outstanding are one-fifth of the average equivalent Class A share or $(34.38) and $(18.16) for the second quarter and first six months of 2024, respectively, and $1.33 and $45.80 for the second quarter and first six months of 2023, respectively.
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Second Quarter		First Six Months
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net earnings (loss)	$(48,190)	$1,876	$(25,611)	$67,413
Foreign currency translation	(118)	(322)	(149)	10
Comprehensive income (loss)	(48,308)	1,554	(25,760)	67,423
Comprehensive income (loss) attributable to noncontrolling interests	—	(60)	—	591
Total comprehensive income (loss) attributable to Biglari Holdings Inc. shareholders	$(48,308)	$1,614	$(25,760)	$66,832
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Six Months
	2024	2023
	(Unaudited)
Operating activities
Net earnings (loss)	$(25,611)	$67,413
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation, depletion, and amortization	19,175	20,034
Provision for deferred income taxes	(11,656)	16,842
Asset impairments	1,107	1,629
Gains on sale of assets	(19,618)	(4,194)
Investment and investment partnership gains and losses	58,921	(69,083)
Distributions from investment partnerships	1,000	—
Changes in receivables, inventories and other assets	1,234	4,989
Changes in accounts payable and accrued expenses	(3,642)	(6,112)
Net cash provided by operating activities	20,910	31,518
Investing activities
Capital expenditures	(16,429)	(10,557)
Proceeds from property and equipment disposals	21,820	9,670
Purchases of noncontrolling interests	—	(5,387)
Purchases of interests in limited partnerships	(22,924)	(9,100)
Purchases of investments	(43,152)	(58,926)
Sales of investments and redemptions of fixed maturity securities	41,099	45,826
Net cash used in investing activities	(19,586)	(28,474)
Financing activities
Proceeds from line of credit	6,050	5,000
Payments on line of credit	(6,000)	(11,400)
Principal payments on direct financing lease obligations	(2,741)	(3,078)
Net cash used in financing activities	(2,691)	(9,478)
Effect of exchange rate changes on cash	(7)	98
Decrease in cash, cash equivalents and restricted cash	(1,374)	(6,336)
Cash, cash equivalents and restricted cash at beginning of year	29,654	38,805
Cash, cash equivalents and restricted cash at end of second quarter	$28,280	$32,469

	June 30,
	2024	2023
	(Unaudited)
Cash and cash equivalents	$26,897	$30,881
Restricted cash in other long-term assets	1,383	1,588
Cash, cash equivalents and restricted cash at end of second quarter	$28,280	$32,469
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Biglari Holdings Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
For the second quarter and first six months of 2024
Balance at December 31, 2023	$1,138	$385,594	$631,458	$(2,518)	$(416,342)	$—	$599,330
Net earnings (loss)			22,579				22,579
Other comprehensive loss				(31)			(31)
Adjustment for holdings in investment partnerships					(3,306)		(3,306)
Balance at March 31, 2024	$1,138	$385,594	$654,037	$(2,549)	$(419,648)	$—	$618,572
Net earnings (loss)			(48,190)				(48,190)
Other comprehensive loss				(118)			(118)
Adjustment for holdings in investment partnerships					(1,085)		(1,085)
Balance at June 30, 2024	$1,138	$385,594	$605,847	$(2,667)	$(420,733)	$—	$569,179

For the second quarter and first six months of 2023
Balance at December 31, 2022	$1,138	$381,788	$576,510	$(2,790)	$(409,680)	$8,602	$555,568
Net earnings (loss)			64,886			651	65,537
Other comprehensive income				332			332
Adjustment for holdings in investment partnerships					(239)		(239)
Balance at March 31, 2023	$1,138	$381,788	$641,396	$(2,458)	$(409,919)	$9,253	$621,198
Net earnings (loss)			1,936			(60)	1,876
Other comprehensive loss				(322)			(322)
Adjustment for holdings in investment partnerships					(1,011)		(1,011)
Purchases on noncontrolling interests		3,806				(9,193)	(5,387)
Balance at June 30, 2023	$1,138	$385,594	$643,332	$(2,780)	$(410,930)	$—	$616,354
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
As of June 30, 2024, Mr. Biglari beneficially owns shares of the Company that represent approximately 71.5% of the voting interest.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Steak n Shake Inc., Western Sizzlin Corporation, First Guard Insurance Company, Maxim Inc., Southern Pioneer Property & Casualty Insurance Company, Southern Oil Company and Abraxas Petroleum Corporation. Intercompany accounts and transactions have been eliminated in consolidation.
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

Note 2. Earnings Per Share (continued)
The following table presents shares authorized, issued and outstanding on June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

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

	Second Quarter		First Six Months
	2024	2023	2024	2023
Equivalent Class A common stock outstanding	620,592	620,592	620,592	620,592
Proportional ownership of Company stock held by investment partnerships	340,232	328,898	338,518	328,790
Equivalent Class A common stock for earnings per share	280,360	291,694	282,074	291,802
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

Investment losses for the second quarter and first six months of 2024 were $2,729 and $1,016, respectively. Investment gains in the second quarter and first six months of 2023 were $353 and $3,991, respectively.
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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2023	$472,772	$273,669	$199,103
Investment partnership gains (losses)	(12,645)	45,260	(57,905)
Contributions (net of distributions)	21,924		21,924
Changes in proportionate share of Company stock held		4,391	(4,391)
Partnership interest at June 30, 2024	$482,051	$323,320	$158,731

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2022	$383,004	$227,210	$155,794
Investment partnership gains (losses)	157,768	92,676	65,092
Contributions (net of distributions)	9,100		9,100
Changes in proportionate share of Company stock held		1,250	(1,250)
Partnership interest at June 30, 2023	$549,872	$321,136	$228,736
The carrying value of the investment partnerships net of deferred taxes is presented below.

	June 30, 2024	December 31, 2023
Carrying value of investment partnerships	$158,731	$199,103
Deferred tax liability related to investment partnerships	(13,480)	(27,896)
Carrying value of investment partnerships net of deferred taxes	$145,251	$171,207
We expect that a majority of the $13,480 deferred tax liability enumerated above will not become due until the dissolution of the investment partnerships.
The Company’s proportionate share of Company stock held by investment partnerships at cost was $420,733 and $416,342 at June 30, 2024 and December 31, 2023, respectively.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Second Quarter		First Six Months
	2024	2023	2024	2023
Gains (losses) from investment partnerships	$(79,890)	$(7,496)	$(57,905)	$65,092
Tax expense (benefit)	(19,142)	(1,997)	(14,305)	14,562
Contribution to net earnings (loss)	$(60,748)	$(5,499)	$(43,600)	$50,530
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
There were no incentive reallocations accrued during the first six months of 2024 and 2023.

Note 4. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of June 30, 2024	$408,170	$331,486
Total liabilities as of June 30, 2024	$24,074	$179,033
Revenue for the first six months of 2024	$33,316	$(42,355)
Earnings for the first six months of 2024	$32,417	$(48,207)
Biglari Holdings’ ownership interest as of June 30, 2024	90.2%	87.3%

Total assets as of December 31, 2023	$371,365	$373,302
Total liabilities as of December 31, 2023	$26,594	$185,024
Revenue for the first six months of 2023	$117,282	$68,060
Earnings for the first six months of 2023	$116,952	$63,273
Biglari Holdings’ ownership interest as of June 30, 2023	88.8%	86.0%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	June 30, 2024	December 31, 2023
Land	$137,250	$139,897
Buildings	157,102	151,716
Land and leasehold improvements	150,879	149,795
Equipment	212,441	212,424
Oil and gas properties	153,063	145,065
Construction in progress	531	1,629
	811,266	800,526
Less accumulated depreciation, depletion, and amortization	(430,188)	(420,035)
Property and equipment, net	$381,078	$380,491
Depletion expense related to oil and gas properties was $4,227 and $5,386 during the first six months of 2024 and 2023, respectively.
The Company did not record an impairment to restaurant long-lived assets in the second quarter of 2024 but did record $833 in the second quarter of 2023. The Company recorded an impairment to restaurant long-lived assets related to underperforming stores of $107 and $1,609 in the first six months of 2024 and 2023, respectively.

Property and equipment held for sale of $1,137 and $773 are recorded in other assets as of June 30, 2024 and December 31, 2023, respectively. The assets classified as held for sale at June 30, 2024 include two properties owned by Steak n Shake, which were previously company-operated restaurants.

During the first six months of 2024, the Company sold former company-operated restaurants for a gain of $2,909. During the first six months of 2023, the Company sold former company-operated restaurants for a gain of $4,414 and Abraxas Petroleum sold its office building with no gain or loss recorded.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2023
Goodwill	$53,830
Impairments prior to 2024	(300)
53,530
Impairment during the first six months of 2024	(1,000)
Change in foreign exchange rates during the first six months of 2024	(17)
Goodwill at June 30, 2024	$52,513

Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of our reporting units and indefinite-lived intangible assets. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to earnings as an impairment loss. There was no impairment recorded by Steak n Shake for goodwill during the first six months of 2024 or 2023. During the second quarter of 2024, we performed our annual assessment of our recoverability of goodwill related to Western Sizzlin and an impairment to goodwill of $1,000 was recorded. Western Sizzlin did not record an impairment for goodwill during the first six months of 2023. There was no impairment recorded for intangible assets during the first six months of 2024 and a $20 impairment was recorded in the first six months of 2023.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2023
Intangibles	$15,876	$11,102	$26,978
Impairments prior to 2024	—	(3,748)	(3,748)
	15,876	7,354	23,230
Change in foreign exchange rates during the first six months of 2024	—	(203)	(203)
Balance at June 30, 2024	$15,876	$7,151	$23,027
Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	Second Quarter		First Six Months
	2024	2023	2024	2023
Net sales	$40,815	$39,524	$79,550	$76,418
Franchise partner fees	18,149	19,070	35,907	36,982
Franchise royalties and fees	3,615	4,125	7,092	8,383
Other	1,896	1,772	3,922	3,837
	$64,475	$64,491	$126,471	$125,620

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
The Company leases or subleases property and equipment to franchise partners under lease arrangements. Both real estate and equipment rental payments are charged to franchise partners and are recognized in accordance with ASC 842, “Leases”. During the second quarter of 2024 and 2023, restaurant operations recognized $5,780 and $5,763, respectively, in franchise partner fees related to rental income. During the first six months ended June 30, 2024 and June 30, 2023, restaurant operations recognized $11,485 and $11,338, respectively, in franchise partner fees related to rental income.
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
Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	June 30, 2024	December 31, 2023
Accounts payable	$25,809	$22,448
Gift cards and other marketing	5,391	7,089
Insurance accruals	2,116	2,565
Compensation	4,969	12,821
Deferred revenue	6,086	5,314
Taxes payable	11,167	11,050
Oil and gas payable	2,422	3,560
Other	2,166	1,896
Accounts payable and accrued expenses	$60,126	$66,743

Note 9. Lines of Credit
Biglari Holdings Line of Credit
Biglari Holdings’ available line of credit is $30,000. The line of credit matures on September 12, 2024. The line of credit includes customary covenants, as well as financial maintenance covenants. There was no balance on the line of credit on June 30, 2024, or December 31, 2023.

Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of June 30, 2024, Western Sizzlin had a balance of $50 under its revolver. As of December 31, 2023, there was no debt outstanding under its revolver.

Note 10. Unpaid Losses and Loss Adjustment Expenses
Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under insurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, net of reinsurance, for each of the six month periods ended June 30, 2024 and 2023 follows.

	June 30, 2024	June 30, 2023
Balances at beginning of year:
Gross liabilities	$16,105	$17,520
Reinsurance recoverable on unpaid losses	(937)	(715)
Net liabilities	15,168	16,805
Incurred losses and loss adjustment expenses:
Current accident year	23,539	19,984
Prior accident years	(1,330)	(3,016)
Total	22,209	16,968
Paid losses and loss adjustment expenses:
Current accident year	16,653	14,426
Prior accident years	5,029	4,667
Total	21,682	19,093
Balances at June 30:
Net liabilities	15,695	14,680
Reinsurance recoverable on unpaid losses	272	1,150
Gross liabilities	$15,967	$15,830
We recorded net reductions of estimated ultimate liabilities for prior accident years of $1,330 and $3,016 in the first six months of 2024 and 2023, respectively, which produced corresponding reductions in incurred losses and loss adjustment expenses in those periods. These reductions as a percentage of the net liabilities at the beginning of each year were 8.8% in 2024 and 17.9% in 2023.

Note 11. Lease Assets and Obligations
Lease obligations include the following.

Current portion of lease obligations	June 30, 2024	December 31, 2023
Finance lease liabilities	$1,274	$1,258
Finance obligations	4,479	4,826
Operating lease liabilities	8,653	8,771
Total current portion of lease obligations	$14,406	$14,855

Long-term lease obligations
Finance lease liabilities	$3,328	$3,581
Finance obligations	61,098	56,471
Operating lease liabilities	28,480	26,337
Total long-term lease obligations	$92,906	$86,389
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
Total lease cost consists of the following.

	Second Quarter		First Six Months
	2024	2023	2024	2023
Finance lease costs:
Amortization of right-of-use assets	$221	$242	$447	$484
Interest on lease liabilities	83	86	167	177
Operating and variable lease costs	2,948	3,081	5,777	6,248
Sublease income	(2,986)	(3,054)	(5,975)	(6,145)
Total lease costs	$266	$355	$416	$764
Supplemental cash flow information related to leases is as follows.

	First Six Months
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$621	$636
Operating cash flows from finance leases	$167	$177
Operating cash flows from operating leases	$5,409	$6,689

Note 11. Lease Assets and Obligations (continued)
Supplemental balance sheet information related to leases is as follows.

	June 30, 2024	December 31, 2023
Finance leases:
Property and equipment, net	$3,423	$3,574
Weighted-average lease terms and discount rates are as follows.

June 30, 2024
Weighted-average remaining lease terms:
Finance leases	4.62 years
Operating leases	6.00 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%
Maturities of lease liabilities as of June 30, 2024 are as follows.

Year	Operating Leases	Finance Leases
Remainder of 2024	$5,636	$756
2025	10,198	1,486
2026	7,709	1,163
2027	5,337	828
2028	4,518	437
After 2028	11,849	729
Total lease payments	45,247	5,399
Less interest	8,114	797
Total lease liabilities	$37,133	$4,602
Lease Income
The components of lease income recorded in restaurant operations are as follows.

	Second Quarter		First Six Months
	2024	2023	2024	2023
Operating lease income	$4,236	$4,044	$8,417	$8,129
Variable lease income	1,824	1,921	3,623	3,705
Total lease income	$6,060	$5,965	$12,040	$11,834

Note 11. Lease Assets and Obligations (continued)
The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of June 30, 2024. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
Remainder of 2024	$292	$198
2025	544	404
2026	225	407
2027	206	415
2028	86	424
After 2028	—	2,435
Total future minimum receipts	$1,353	$4,283

Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the first six months of 2024 and 2023. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax benefit for the second quarter of 2024 was $14,725 compared to an income tax expense of $1,018 for the second quarter of 2023.  Income tax benefit for the first six months of 2024 was $7,909 compared to an income tax expense of $20,756 for the first six months of 2023. The variance in income taxes between 2024 and 2023 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pre-tax losses were $79,890 during the second quarter of 2024 compared to pre-tax losses of $7,496 during the second quarter of 2023. Investment partnership pre-tax losses were $57,905 during the first six months of 2024 compared to pre-tax gains of $65,092 during the first six months of 2023.
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
•Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Pricing evaluations generally reflect discounted expected future cash flows, which incorporate yield curves for instruments with similar

Note 14. Fair Value of Financial Assets (continued)
characteristics, such as credit ratings, estimated durations and yields for other instruments of the issuer or entities in the same industry sector.
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
Equity securities: The Company’s investments in equity securities are classified as Level 1 of the fair value hierarchy.
Bonds: The Company’s investments in bonds consist of both corporate and government debt. Bonds are classified as Level l of the fair value hierarchy.
As of June 30, 2024 and December 31, 2023, the fair values of financial assets were as follows.

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,780	$—	$—	$4,780	$2,374	$—	$—	$2,374
Equity securities
Consumer goods	26,190	—	—	26,190	26,660	—	—	26,660
Other	4,916	—	—	4,916	3,171	—	—	3,171
Bonds
Government	62,156	—	—	62,156	61,536	—	—	61,536
Corporate	799	—	—	799	3,199	—	—	3,199
Total assets at fair value	$98,841	$—	$—	$98,841	$96,940	$—	$—	$96,940
There were no changes in our valuation techniques used to measure fair values on a recurring basis.
Note 15. Related Party Transactions
Service Agreement
The Company is party to a service agreement with Biglari Enterprises LLC (“Biglari Enterprises”) under which Biglari Enterprises provides business and administrative related services to the Company. Biglari Enterprises is owned by Mr. Biglari.

The Company paid Biglari Enterprises $4,800 in service fees during the first six months of 2024 and $4,200 during the first six months of 2023. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
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
A disaggregation of our consolidated data for the second quarters and first six months of 2024 and 2023 is presented in the tables which follow.

	Revenues
	Second Quarter		First Six Months
	2024	2023	2024	2023
Operating Businesses:
Restaurant Operations:
Steak n Shake	$61,711	$61,577	$121,065	$120,064
Western Sizzlin	2,764	2,914	5,406	5,556
Total Restaurant Operations	64,475	64,491	126,471	125,620

Insurance Operations:
Underwriting
First Guard	9,494	9,215	18,804	18,114
Southern Pioneer	6,797	6,756	13,409	12,621
Investment income and other	1,403	1,576	3,214	3,041
Total Insurance Operations	17,694	17,547	35,427	33,776

Oil and Gas Operations:
Abraxas Petroleum	4,992	5,931	10,860	13,183
Southern Oil	3,679	4,810	7,321	9,781
Total Oil and Gas Operations	8,671	10,741	18,181	22,964

Maxim	301	761	513	1,356
	$91,141	$93,540	$180,592	$183,716

Note 16. Business Segment Reporting (continued)

	Earnings (Losses) Before Income Taxes
	Second Quarter		First Six Months
	2024	2023	2024	2023
Operating Businesses:
Restaurant Operations:
Steak n Shake	$5,509	$8,634	$9,746	$15,959
Western Sizzlin	256	593	897	1,065
Total Restaurant Operations	5,765	9,227	10,643	17,024

Insurance Operations:
Underwriting:
First Guard	1,331	3,154	2,131	5,016
Southern Pioneer	(785)	(451)	(726)	(562)
Investment income and other	1,304	1,265	2,691	2,301
Total Insurance Operations	1,850	3,968	4,096	6,755

Oil and Gas Operations:
Abraxas Petroleum	17,414	1,845	18,801	3,054
Southern Oil	(63)	1,045	16	1,939
Total Oil and Gas Operations	17,351	2,890	18,817	4,993

Maxim	(255)	208	(609)	330
Interest expense not allocated to segments	(42)	(40)	(42)	(207)
Total Operating Businesses	24,669	16,253	32,905	28,895

Goodwill impairment	(1,000)	—	(1,000)	—
Corporate and other	(3,965)	(6,216)	(6,504)	(9,809)
Investment gains (losses)	(2,729)	353	(1,016)	3,991
Investment partnership gains (losses)	(79,890)	(7,496)	(57,905)	65,092
	$(62,915)	$2,894	$(33,520)	$88,169

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
As of June 30, 2024, Mr. Biglari beneficially owns shares of the Company that represent approximately 71.5% of the voting interest.
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	Second Quarter		First Six Months
	2024	2023	2024	2023
Operating businesses:
Restaurant	$4,244	$6,935	$7,717	$12,775
Insurance	1,454	3,132	3,192	5,301
Oil and gas	13,369	2,150	14,518	3,820
Brand licensing	(193)	156	(458)	247
Interest expense	(32)	(31)	(32)	(160)
Total operating businesses	18,842	12,342	24,937	21,983
Goodwill impairment	(1,000)	—	(1,000)	—
Corporate and other	(3,125)	(5,243)	(5,121)	(8,241)
Investment partnership gains (losses)	(60,748)	(5,499)	(43,600)	50,530
Investment gains (losses)	(2,159)	276	(827)	3,141
Net earnings (loss)	(48,190)	1,876	(25,611)	67,413
Earnings (loss) attributable to noncontrolling interest	—	(60)	—	591
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$(48,190)	$1,936	$(25,611)	$66,822

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 477 company-operated and franchise restaurants as of June 30, 2024.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2023	148	181	128	3	32	492
Corporate stores transitioned	(1)	1	—	—	—	—
Net restaurants opened (closed)	(5)	—	(8)	—	(2)	(15)
Total stores as of June 30, 2024	142	182	120	3	30	477

Total stores as of December 31, 2022	177	175	154	3	36	545
Corporate stores transitioned	(2)	2	—	—	—	—
Net restaurants opened (closed)	(8)	—	(16)	—	—	(24)
Total stores as of June 30, 2023	167	177	138	3	36	521
As of June 30, 2024, 15 of the 142 company-operated Steak n Shake stores were closed. Steak n Shake plans to sell or lease 8 of the 15 locations and refranchise the balance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurant operations are summarized below.

	Second Quarter				First Six Months
	2024		2023		2024		2023
Revenue
Net sales	$40,815		$39,524		$79,550		$76,418
Franchise partner fees	18,149		19,070		35,907		36,982
Franchise royalties and fees	3,615		4,125		7,092		8,383
Other revenue	1,896		1,772		3,922		3,837
Total revenue	64,475		64,491		126,471		125,620

Restaurant cost of sales
Cost of food	12,357	30.3%	11,702	29.6%	23,331	29.3%	22,150	29.0%
Labor costs	12,992	31.8%	12,175	30.8%	25,536	32.1%	23,885	31.3%
Occupancy and other	11,537	28.3%	11,051	28.0%	22,440	28.2%	21,631	28.3%
Total cost of sales	36,886		34,928		71,307		67,666

Selling, general and administrative
General and administrative	13,016	20.2%	10,790	16.7%	24,746	19.6%	21,253	16.9%
Marketing	2,857	4.4%	3,294	5.1%	5,802	4.6%	6,247	5.0%
Other expenses (income)	(2,208)	(3.4)%	(2,689)	(4.2)%	(2,442)	(1.9)%	(4,301)	(3.4)%
Total selling, general and administrative	13,665	21.2%	11,395	17.7%	28,106	22.2%	23,199	18.5%

Impairments	—	—%	853	1.3%	107	0.1%	1,629	1.3%
Depreciation and amortization	6,810	10.6%	6,787	10.5%	13,645	10.8%	13,494	10.7%
Interest on finance leases and obligations	1,349		1,301		2,663		2,608

Earnings before income taxes	5,765		9,227		10,643		17,024

Income tax expense	1,521		2,292		2,926		4,249

Contribution to net earnings	$4,244		$6,935		$7,717		$12,775
Cost of food, labor costs, and occupancy and other costs are expressed as a percentage of net sales.
General and administrative, marketing, other expenses, impairments, and depreciation are expressed as a percentage of total revenue.

Net sales for the second quarter and first six months of 2024 were $40,815 and $79,550, respectively, representing an increase of $1,291 or 3.3% and $3,132 or 4.1%, compared to the second quarter and first six months of 2023, respectively. The increase in net sales was primarily due to an increase in Steak n Shake’s same-store sales of 7.0% during the second quarter of 2024.

For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurant’s profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will decline as we transition from company-operated units to franchise partner units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our franchise partner fees were $18,149 during the second quarter of 2024, as compared to $19,070 during the second quarter of 2023. Franchise partner fees were $35,907 and $36,982 during the first six months of 2024 and 2023, respectively. As of June 30, 2024 and June 30, 2023, there were 182 and 177 franchise partner units, respectively. Included in franchise partner fees were $5,780 and $5,763 of rental income during the second quarter of 2024 and 2023, respectively, and $11,485 and $11,338 during the first six months of 2024 and 2023, respectively. Franchise partners rent buildings and equipment from Steak n Shake. Our share of franchise partner fees was lower primarily because our franchise partners’ food and labor expenses were higher during the first six months of 2024 as compared to the first six months of 2023.
The franchise royalties and fees generated by the traditional franchising business were $3,615 during the second quarter of 2024, as compared to $4,125 during the second quarter of 2023. Franchise royalties and fees during the first six months of 2024 were $7,092 as compared to $8,383 during the first six months of 2023. There were 120 Steak n Shake traditional units open on June 30, 2024, as compared to 138 units open on June 30, 2023. The decrease in franchise royalties and fees was primarily due to fewer traditional units open during 2024.
The cost of food at company-operated units during the second quarter of 2024 was $12,357 or 30.3% of net sales, as compared to $11,702 or 29.6% of net sales during the second quarter of 2023. The cost of food at company-operated units during the first six months of 2024 was $23,331 or 29.3% of net sales, as compared to $22,150 or 29.0% of net sales during the first six months of 2023. Cost of food expressed as a percentage of net sales remained relatively consistent.

Labor costs at company-operated restaurants during the second quarter of 2024 were $12,992 or 31.8% of net sales, as compared to $12,175 or 30.8% of net sales in the second quarter of 2023. Labor costs at company-operated restaurants during the first six months of 2024 were $25,536 or 32.1% of net sales, as compared to $23,885 or 31.3% of net sales in 2023. Labor costs expressed as a percentage of net sales increased during 2024 compared to 2023 primarily due to an increase in store level managers in Steak n Shake company-operated restaurants.
General and administrative expenses during the second quarter of 2024 were $13,016 or 20.2% of total revenue, as compared to $10,790 or 16.7% of total revenue in the second quarter of 2023. General and administrative expenses during the first six months of 2024 were $24,746 or 19.6% of total revenue, as compared to $21,253 or 16.9% of total revenue in the first six months of 2023. The increase in general and administrative expenses was mainly attributable to higher personnel costs at Steak n Shake.
The Company recorded $853 of impairment charges in the second quarter of 2023 and $107 and $1,629 in the first six months of 2024 and 2023, respectively, related to underperforming stores.
Interest on obligations under leases was $2,663 during 2024 versus $2,608 during 2023.
Other income was $2,442 during 2024 versus $4,301 during 2023. During 2024, Western Sizzlin received a settlement of $450. During 2024, Steak n Shake sold three properties for a gain of $1,957 and sold four properties for a gain of $4,414 during 2023.

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

	Second Quarter				First Six Months
	2024		2023		2024		2023
Revenue
Net sales and other	$83,470		$83,009		$164,258		$160,961

Restaurant cost of sales
Cost of food	$24,840	29.8%	$23,098	27.8%	$48,010	29.2%	$43,969	27.3%
Labor costs	22,305	26.7%	22,000	26.5%	44,070	26.8%	42,940	26.7%
Occupancy and other	17,163	20.6%	16,290	19.6%	33,941	20.7%	32,157	20.0%
Total cost of sales	$64,308		$61,388		$126,021		$119,066

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
Underwriting results of our insurance operations are summarized below.

	Second Quarter		First Six Months
	2024	2023	2024	2023
Underwriting gain attributable to:
First Guard	$1,331	$3,155	$2,131	$5,017
Southern Pioneer	(785)	(451)	(726)	(562)
Pre-tax underwriting gain	546	2,704	1,405	4,455
Income tax expense	115	568	295	936
Net underwriting gain	$431	$2,136	$1,110	$3,519

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings of our insurance operations are summarized below.

	Second Quarter		First Six Months
	2024	2023	2024	2023
Premiums earned	$16,291	$15,971	$32,213	$30,735
Insurance losses	10,962	8,372	21,840	16,968
Underwriting expenses	4,783	4,895	8,968	9,312
Pre-tax underwriting gain	546	2,704	1,405	4,455
Other income and expenses
Investment income	955	752	1,870	1,337
Other income (expenses)	349	512	821	963
Total other income	1,304	1,264	2,691	2,300
Earnings before income taxes	1,850	3,968	4,096	6,755
Income tax expense	396	836	904	1,454
Contribution to net earnings	$1,454	$3,132	$3,192	$5,301

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

	Second Quarter				First Six Months
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$9,494	100.0%	$9,215	100.0%	$18,804	100.0%	$18,114	100.0%

Insurance losses	6,161	64.9%	4,254	46.2%	12,936	68.8%	9,498	52.4%
Underwriting expenses	2,002	21.1%	1,806	19.6%	3,737	19.9%	3,599	19.9%
Total losses and expenses	8,163	86.0%	6,060	65.8%	16,673	88.7%	13,097	72.3%
Pre-tax underwriting gain	$1,331		$3,155		$2,131		$5,017

First Guard produced an underwriting gain in the second quarter and first six months of 2024, despite having a higher ratio of losses and loss adjustment expenses to premiums earned (64.9% in the second quarter and 68.8% in the first six months) than it had in 2023 (46.2% in the second quarter and 52.4% in the first six months).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	Second Quarter				First Six Months
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$6,797	100.0%	$6,756	100.0%	$13,409	100.0%	$12,621	100.0%

Insurance losses	4,801	70.6%	4,118	61.0%	8,904	66.4%	7,470	59.2%
Underwriting expenses	2,781	40.9%	3,089	45.7%	5,231	39.0%	5,713	45.3%
Total losses and expenses	7,582	111.5%	7,207	106.7%	14,135	105.4%	13,183	104.5%
Pre-tax underwriting gain (loss)	$(785)		$(451)		$(726)		$(562)
Southern Pioneer’s ratio of losses and loss adjustment expenses to premiums earned was 70.6% during the second quarter of 2024 as compared to 61.0% during the second quarter of 2023 and 66.4% during the first six months of 2024 as compared to 59.2% during the first six months of 2023.
A summary of net investment income attributable to our insurance operations follows.

	Second Quarter		First Six Months
	2024	2023	2024	2023
Interest, dividends and other investment income:
First Guard	$533	$431	$1,103	$818
Southern Pioneer	422	321	767	519
Pre-tax investment income	955	752	1,870	1,337
Income tax expense	201	158	393	281
Net investment income	$754	$594	$1,477	$1,056
We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Oil and Gas
A summary of revenues and earnings of our oil and gas operations follows.

	Second Quarter		First Six Months
	2024	2023	2024	2023
Oil and gas revenues	$8,671	$10,741	$18,181	$22,964

Oil and gas production costs	4,282	3,512	8,781	8,983
Depreciation, depletion and accretion	1,878	2,901	4,670	5,751
Gain on sale of properties	(16,165)	—	(16,646)	—
General and administrative expenses	1,325	1,438	2,559	3,237
Earnings before income taxes	17,351	2,890	18,817	4,993
Income tax expense	3,982	740	4,299	1,173
Contribution to net earnings	$13,369	$2,150	$14,518	$3,820
Our oil and gas business is highly dependent on oil and natural gas prices. The lower natural gas prices and lower production during 2024 caused decreases in revenues and production costs. Production decreases were primarily because several gas wells were shut-in along with the natural depletion of oil and gas reserves.
During the first six months of 2024, Abraxas Petroleum recorded a gain of $16,646 as a result of selling undeveloped reserves to an unaffiliated party whose aim is to conduct development activities; however, Abraxas Petroleum will not be required to fund any exploration expenditures on its undeveloped properties. During the third quarter of 2023, Abraxas Petroleum entered into a similar royalty-based arrangement on its undeveloped properties.
Abraxas Petroleum
Abraxas Petroleum operates oil and gas properties in the Permian Basin of West Texas. Earnings for Abraxas Petroleum are summarized below.

	Second Quarter		First Six Months
	2024	2023	2024	2023
Oil and gas revenues	$4,992	$5,931	$10,860	$13,183
Oil and gas production costs	2,266	1,644	5,085	4,775
Depreciation, depletion and accretion	781	1,733	2,328	3,399
Gain on sale of properties	(16,165)	—	(16,646)	—
General and administrative expenses	696	709	1,292	1,955
Earnings before income taxes	17,414	1,845	18,801	3,054
Income tax expense	4,013	424	4,332	702
Contribution to net earnings	$13,401	$1,421	$14,469	$2,352

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Southern Oil
Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico.  Earnings for Southern Oil are summarized below.

	Second Quarter		First Six Months
	2024	2023	2024	2023
Oil and gas revenues	$3,679	$4,810	$7,321	$9,781
Oil and gas production costs	2,016	1,868	3,696	4,208
Depreciation, depletion and accretion	1,097	1,168	2,342	2,352
General and administrative expenses	629	729	1,267	1,282
Earnings (loss) before income taxes	(63)	1,045	16	1,939
Income tax expense (benefit)	(31)	316	(33)	471
Contribution to net earnings (loss)	$(32)	$729	$49	$1,468

Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	Second Quarter		First Six Months
	2024	2023	2024	2023
Licensing and media revenue	$301	$761	$513	$1,356

Licensing and media costs	523	499	1,026	951
General and administrative expenses	33	54	96	75
Earnings (loss) before income taxes	(255)	208	(609)	330
Income tax expense (benefit)	(62)	52	(151)	83
Contribution to net earnings (loss)	$(193)	$156	$(458)	$247
Licensing revenue was lower during 2024 as compared to 2023 primarily due to fewer licensing events in the first six months of 2024.
We acquired Maxim with the idea of transforming its business model.  The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.
Investment Gains and Investment Partnership Gains
Investment losses net of tax for the second quarter of 2024 were $2,159 as compared to investment gains net of tax for the second quarter of 2023 of $276. Investment losses net of tax for the first six months of 2024 were $827 as compared to investment gains net of tax for the first six months of 2023 of $3,141. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Earnings (loss) from our investments in partnerships are summarized below.

	Second Quarter		First Six Months
	2024	2023	2024	2023
Investment partnership gains (losses)	$(79,890)	$(7,496)	$(57,905)	$65,092
Tax expense (benefit)	(19,142)	(1,997)	(14,305)	14,562
Contribution to net earnings (loss)	$(60,748)	$(5,499)	$(43,600)	$50,530

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
Interest Expense
The Company’s interest expense is summarized below.

	Second Quarter		First Six Months
	2024	2023	2024	2023
Interest expense on notes payable	$42	$40	$42	$207
Tax benefit	10	9	10	47
Interest expense net of tax	$32	$31	$32	$160

On September 13, 2022, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $30,000. There was no balance on the line of credit on June 30, 2024, or December 31, 2023.
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses during the second quarter and first six months of 2024 decreased as compared to the same periods in 2023 because of lower incentive fees accrued.
Income Taxes
Income tax benefit for the second quarter of 2024 was $14,725 compared to income tax expense of $1,018 for the second quarter of 2023. Income tax benefit for the first six months of 2024 was $7,909 compared to income tax expense of $20,756 for the first six months of 2023. The variance in income taxes between 2024 and 2023 is attributable to taxes on income generated by the investment partnerships. Investment partnership pre-tax losses were $79,890 during the second quarter of 2024 compared to pre-tax losses of $7,496 during the second quarter of 2023. Investment partnership pre-tax losses were $57,905 during the first six months of 2024 compared to pre-tax gains of $65,092 during the first six months of 2023.
Financial Condition
Consolidated cash and investments are summarized below.

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$26,897	$28,066
Investments	93,619	91,879
Fair value of interest in investment partnerships	482,051	472,772
Total cash and investments	602,567	592,717
Less: portion of Company stock held by investment partnerships	(323,320)	(273,669)
Carrying value of cash and investments on balance sheet	$279,247	$319,048
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity
Our balance sheet continues to maintain significant liquidity.  Consolidated cash flow activities are summarized below.

	First Six Months
	2024	2023
Net cash provided by operating activities	$20,910	$31,518
Net cash used in investing activities	(19,586)	(28,474)
Net cash used in financing activities	(2,691)	(9,478)
Effect of exchange rate changes on cash	(7)	98
Decrease in cash, cash equivalents and restricted cash	$(1,374)	$(6,336)
In 2024, cash from operating activities decreased by $10,608 as compared to 2023. The change was primarily attributable to a decrease in cash flows from Steak n Shake’s operations.
Cash used in investing activities decreased during 2024 by $8,888 as compared to 2023 primarily due to an increase in proceeds from property and equipment disposals.
Cash used in financing activities decreased during 2024 by $6,787 as compared to 2023 primarily due to principal payments on the Company’s line of credit in 2023.
Biglari Holdings Line of Credit
Biglari Holdings line of credit is $30,000. The line of credit matures on September 12, 2024. The line of credit includes customary covenants, as well as financial maintenance covenants. As of June 30, 2024, we were in compliance with all covenants. There was no balance on the line of credit on June 30, 2024, or December 31, 2023.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of June 30, 2024, Western Sizzlin had a balance of $50 under its revolver. As of December 31, 2023, there was no debt outstanding under its revolver.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.     Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of June 30, 2024.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Biglari Holdings Inc.

Date: August 9, 2024	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller