Form 10-Q
period 2024-09-30
Biglari Holdings Inc.
filed 2024-11-08
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Number of shares of common stock outstanding as of November 5, 2024:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,891	$28,066
Investments	102,902	91,879
Receivables	21,384	22,241
Inventories	3,859	2,980
Other current assets	7,183	7,385
Total current assets	165,219	152,551
Property and equipment	380,622	380,491
Operating lease assets	33,637	32,215
Goodwill and other intangible assets	75,845	76,760
Investment partnerships	201,591	199,103
Other assets	8,202	8,302
Total assets	$865,116	$849,422
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$66,694	$66,743
Loss and loss adjustment expenses	15,281	15,168
Unearned premiums	15,711	14,334
Current portion of lease obligations	14,359	14,855
Total current liabilities	112,045	111,100
Lease obligations	91,989	86,389
Line of credit	9,000	—
Deferred taxes	35,194	37,939
Asset retirement obligations	14,777	14,316
Other liabilities	348	348
Total liabilities	263,353	250,092
Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	385,594	385,594
Retained earnings	637,972	631,458
Accumulated other comprehensive loss	(2,179)	(2,518)
Treasury stock, at cost	(420,762)	(416,342)
Biglari Holdings Inc. shareholders’ equity	601,763	599,330
Total liabilities and shareholders’ equity	$865,116	$849,422
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	Third Quarter		First Nine Months
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$62,384	$61,886	$188,855	$187,506
Insurance premiums and other	18,247	16,624	53,674	50,400
Oil and gas	9,574	12,159	27,755	35,123
Licensing and media	202	268	715	1,624
Total revenues	90,407	90,937	270,999	274,653
Costs and expenses
Restaurant cost of sales	36,212	36,789	107,519	104,455
Insurance losses and underwriting expenses	14,397	12,964	45,205	39,244
Oil and gas production costs	4,425	3,771	13,206	12,754
Licensing and media costs	432	476	1,458	1,427
Selling, general and administrative	19,510	18,315	56,438	54,587
Gain on sale of oil and gas properties	(54)	(13,563)	(16,700)	(13,563)
Impairments	—	752	1,107	2,381
Depreciation, depletion, and amortization	10,585	9,611	29,760	29,645
Interest expense on leases	1,353	1,262	4,016	3,870
Interest expense on borrowings	275	262	317	469
Total costs and expenses	87,135	70,639	242,326	235,269
Other income
Investment gains (losses)	4,740	(4,715)	3,724	(724)
Investment partnership gains (losses)	35,314	(89,599)	(22,591)	(24,507)
Total other income (expenses)	40,054	(94,314)	(18,867)	(25,231)
Earnings (loss) before income taxes	43,326	(74,016)	9,806	14,153
Income tax expense (benefit)	11,201	(17,502)	3,292	3,254
Net earnings (loss)	32,125	(56,514)	6,514	10,899
Earnings attributable to noncontrolling interest	—	—	—	591
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$32,125	$(56,514)	$6,514	$10,308

Net earnings (loss) per average equivalent Class A share *	$114.77	$(195.55)	$23.15	$35.44
*Net earnings (loss) per average equivalent Class B share outstanding are one-fifth of the average equivalent Class A share or $22.95 and $4.63 for the third quarter and first nine months of 2024, respectively, and $(39.11) and $7.09 for the third quarter and first nine months of 2023, respectively.
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Third Quarter		First Nine Months
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net earnings (loss)	$32,125	$(56,514)	$6,514	$10,899
Foreign currency translation	488	(286)	339	(276)
Comprehensive income (loss)	32,613	(56,800)	6,853	10,623
Comprehensive income attributable to noncontrolling interests	—	—	—	591
Total comprehensive income (loss) attributable to Biglari Holdings Inc. shareholders	$32,613	$(56,800)	$6,853	$10,032
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Nine Months
	2024	2023
	(Unaudited)
Operating activities
Net earnings	$6,514	$10,899
Adjustments to reconcile net earnings to operating cash flows:
Depreciation, depletion, and amortization	29,760	29,645
Provision for deferred income taxes	(2,756)	(5,931)
Asset impairments	1,107	2,381
Gains on sale of assets	(21,718)	(18,391)
Investment and investment partnership gains and losses	18,867	25,231
Distributions from investment partnerships	1,000	—
Changes in receivables, inventories and other assets	(2,503)	5,441
Changes in accounts payable and accrued expenses	1,394	(599)
Net cash provided by operating activities	31,665	48,676
Investing activities
Capital expenditures	(23,497)	(16,910)
Proceeds from property and equipment disposals	25,412	20,403
Purchases of noncontrolling interests	—	(5,387)
Purchases of interests in limited partnerships	(30,499)	(41,530)
Purchases of investments	(56,183)	(78,520)
Sales of investments and redemptions of fixed maturity securities	49,851	65,718
Net cash used in investing activities	(34,916)	(56,226)
Financing activities
Proceeds from line of credit	16,050	31,600
Payments on line of credit	(7,050)	(22,600)
Principal payments on direct financing lease obligations	(4,131)	(4,618)
Net cash provided by financing activities	4,869	4,382
Effect of exchange rate changes on cash	(42)	(56)
Increase (decrease) in cash, cash equivalents and restricted cash	1,576	(3,224)
Cash, cash equivalents and restricted cash at beginning of year	29,654	38,805
Cash, cash equivalents and restricted cash at end of third quarter	$31,230	$35,581

	September 30,
	2024	2023
	(Unaudited)
Cash and cash equivalents	$29,891	$33,993
Restricted cash in other long-term assets	1,339	1,588
Cash, cash equivalents and restricted cash at end of third quarter	$31,230	$35,581
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Biglari Holdings Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
For the third quarter and first nine months of 2024
Balance at December 31, 2023	$1,138	$385,594	$631,458	$(2,518)	$(416,342)	$—	$599,330
Net earnings (loss)			22,579				22,579
Other comprehensive loss				(31)			(31)
Adjustment for holdings in investment partnerships					(3,306)		(3,306)
Balance at March 31, 2024	$1,138	$385,594	$654,037	$(2,549)	$(419,648)	$—	$618,572
Net earnings (loss)			(48,190)				(48,190)
Other comprehensive loss				(118)			(118)
Adjustment for holdings in investment partnerships					(1,085)		(1,085)
Balance at June 30, 2024	$1,138	$385,594	$605,847	$(2,667)	$(420,733)	$—	$569,179
Net earnings (loss)			32,125				32,125
Other comprehensive income				488			488
Adjustment for holdings in investment partnerships					(29)		(29)
Balance at September 30, 2024	$1,138	$385,594	$637,972	$(2,179)	$(420,762)	$—	$601,763

For the third quarter and first nine months of 2023
Balance at December 31, 2022	$1,138	$381,788	$576,510	$(2,790)	$(409,680)	$8,602	$555,568
Net earnings (loss)			64,886			651	65,537
Other comprehensive income				332			332
Adjustment for holdings in investment partnerships					(239)		(239)
Balance at March 31, 2023	$1,138	$381,788	$641,396	$(2,458)	$(409,919)	$9,253	$621,198
Net earnings (loss)			1,936			(60)	1,876
Other comprehensive loss				(322)			(322)
Adjustment for holdings in investment partnerships					(1,011)		(1,011)
Purchases of noncontrolling interests		3,806				(9,193)	(5,387)
Balance at June 30, 2023	$1,138	$385,594	$643,332	$(2,780)	$(410,930)	$—	$616,354
Net earnings (loss)			(56,514)				(56,514)
Other comprehensive loss				(286)			(286)
Adjustment for holdings in investment partnerships					(2,150)		(2,150)
Balance at September 30, 2023	$1,138	$385,594	$586,818	$(3,066)	$(413,080)	$—	$557,404
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
As of September 30, 2024, Mr. Biglari beneficially owns shares of the Company that represent approximately 71.5% of the voting interest.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Steak n Shake Inc., Western Sizzlin Corporation, First Guard Insurance Company, Maxim Inc., Southern Pioneer Property & Casualty Insurance Company, Biglari Reinsurance Ltd., Southern Oil Company and Abraxas Petroleum Corporation. Intercompany accounts and transactions have been eliminated in consolidation.
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

Note 2. Earnings Per Share (continued)
The following table presents shares authorized, issued and outstanding on September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

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

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Equivalent Class A common stock outstanding	620,592	620,592	620,592	620,592
Proportional ownership of Company stock held by investment partnerships	340,683	331,585	339,245	329,732
Equivalent Class A common stock for earnings per share	279,909	289,007	281,347	290,860
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

Investment gains for the third quarter and first nine months of 2024 were $4,740 and $3,724, respectively. Investment losses in the third quarter and first nine months of 2023 were $4,715 and $724, respectively.
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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2023	$472,772	$273,669	$199,103
Investment partnership gains (losses)	(10,682)	11,909	(22,591)
Contributions (net of distributions)	29,499		29,499
Changes in proportionate share of Company stock held		4,420	(4,420)
Partnership interest at September 30, 2024	$491,589	$289,998	$201,591

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2022	$383,004	$227,210	$155,794
Investment partnership gains (losses)	21,141	45,648	(24,507)
Contributions (net of distributions)	41,530		41,530
Changes in proportionate share of Company stock held		3,400	(3,400)
Partnership interest at September 30, 2023	$445,675	$276,258	$169,417
The carrying value of the investment partnerships net of deferred taxes is presented below.

	September 30, 2024	December 31, 2023
Carrying value of investment partnerships	$201,591	$199,103
Deferred tax liability related to investment partnerships	(22,880)	(27,896)
Carrying value of investment partnerships net of deferred taxes	$178,711	$171,207
We expect that a majority of the $22,880 deferred tax liability enumerated above will not become due until the dissolution of the investment partnerships.
The Company’s proportionate share of Company stock held by investment partnerships at cost was $420,762 and $416,342 at September 30, 2024 and December 31, 2023, respectively.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Gains (losses) from investment partnerships	$35,314	$(89,599)	$(22,591)	$(24,507)
Tax expense (benefit)	8,867	(21,222)	(5,438)	(6,660)
Contribution to net earnings (loss)	$26,447	$(68,377)	$(17,153)	$(17,847)
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
There were no incentive reallocations accrued during the first nine months of 2024 and 2023.

Note 4. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of September 30, 2024	$372,605	$382,895
Total liabilities as of September 30, 2024	$22,447	$183,055
Revenue for the first nine months of 2024	$(1,940)	$(630)
Earnings (loss) for the first nine months of 2024	$(3,233)	$(9,261)
Biglari Holdings’ ownership interest as of September 30, 2024	90.2%	87.8%

Total assets as of December 31, 2023	$371,365	$373,302
Total liabilities as of December 31, 2023	$26,594	$185,024
Revenue for the first nine months of 2023	$44,886	$(12,172)
Earnings (loss) for the first nine months of 2023	$44,208	$(19,603)
Biglari Holdings’ ownership interest as of September 30, 2023	89.4%	87.8%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	September 30, 2024	December 31, 2023
Land	$136,953	$139,897
Buildings	158,890	151,716
Land and leasehold improvements	152,016	149,795
Equipment	213,279	212,424
Oil and gas properties	156,364	145,065
Construction in progress	346	1,629
	817,848	800,526
Less accumulated depreciation, depletion, and amortization	(437,226)	(420,035)
Property and equipment, net	$380,622	$380,491
Depletion expense related to oil and gas properties was $7,412 and $7,550 during the first nine months of 2024 and 2023, respectively.
The Company recorded no impairment to restaurant long-lived assets in the third quarter of 2024 and $752 in the third quarter of 2023. The Company recorded an impairment to restaurant long-lived assets related to underperforming stores of $107 and $2,361 in the first nine months of 2024 and 2023, respectively.

Property and equipment held for sale of $773 are recorded in other assets as of December 31, 2023. There was no property and equipment held for sale as of September 30, 2024.

During the first nine months of 2024, the Company sold former company-operated restaurants for a gain of $5,335. During the first nine months of 2023, the Company sold former company-operated restaurants for a gain of $5,253 and Abraxas Petroleum sold its office building with no gain or loss recorded.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2023
Goodwill	$53,830
Impairments prior to 2024	(300)
53,530
Impairment during the first nine months of 2024	(1,000)
Change in foreign exchange rates during the first nine months of 2024	7
Goodwill at September 30, 2024	$52,537

Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of our reporting units and indefinite-lived intangible assets. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to earnings as an impairment loss. There was no impairment recorded by Steak n Shake for goodwill during the first nine months of 2024 or 2023. During the second quarter of 2024, we performed our annual assessment of our recoverability of goodwill related to Western Sizzlin and an impairment to goodwill of $1,000 was recorded. Western Sizzlin did not record an impairment for goodwill during the first nine months of 2023. There was no impairment recorded for intangible assets during the first nine months of 2024 and a $20 impairment was recorded in the first nine months of 2023.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2023
Intangibles	$15,876	$11,102	$26,978
Impairments prior to 2024	—	(3,748)	(3,748)
	15,876	7,354	23,230
Change in foreign exchange rates during the first nine months of 2024	—	78	78
Balance at September 30, 2024	$15,876	$7,432	$23,308
Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Net sales	$39,660	$39,195	$119,210	$115,613
Franchise partner fees	17,157	17,622	53,064	54,604
Franchise royalties and fees	3,442	4,073	10,534	12,456
Other	2,125	996	6,047	4,833
	$62,384	$61,886	$188,855	$187,506

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
The Company leases or subleases property and equipment to franchise partners under lease arrangements. Both real estate and equipment rental payments are charged to franchise partners and are recognized in accordance with ASC 842, “Leases”. During the third quarter of 2024 and 2023, restaurant operations recognized $5,780 and $5,692, respectively, in franchise partner fees related to rental income. During the first nine months ended September 30, 2024 and September 30, 2023, restaurant operations recognized $17,265 and $17,030, respectively, in franchise partner fees related to rental income.
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
Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	September 30, 2024	December 31, 2023
Accounts payable	$26,314	$22,448
Gift cards and other marketing	5,263	7,089
Insurance accruals	2,411	2,565
Compensation	7,545	12,821
Deferred revenue	4,834	5,314
Taxes payable	13,471	11,050
Oil and gas payable	2,803	3,560
Other	4,053	1,896
Accounts payable and accrued expenses	$66,694	$66,743

Note 9. Lines of Credit
Biglari Holdings Line of Credit
Biglari Holdings’ line of credit dated September 13, 2022 was amended on September 13, 2024 and the available line of credit was increased to $35,000. The line of credit matures on September 13, 2026. The line of credit includes customary covenants, as well as financial maintenance covenants. The balance of the line of credit was $9,000 on September 30, 2024. There was no balance on the line of credit on December 31, 2023. Our interest rate was 7.71% and 8.06% on September 30, 2024 and December 31, 2023, respectively, which is based on the 30-day Secured Overnight Financing Rate plus 2.75% and 2.73%, respectively.

Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of September 30, 2024 and December 31, 2023, Western Sizzlin had no debt outstanding under its revolver.

Note 10. Unpaid Losses and Loss Adjustment Expenses
Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under insurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, net of reinsurance, for each of the nine month periods ended September 30, 2024 and 2023 follows.

	September 30, 2024	September 30, 2023
Balances at beginning of year:
Gross liabilities	$16,105	$17,520
Reinsurance recoverable on unpaid losses	(937)	(715)
Net liabilities	15,168	16,805
Incurred losses and loss adjustment expenses:
Current accident year	36,246	29,171
Prior accident years	(4,189)	(3,421)
Total	32,057	25,750
Paid losses and loss adjustment expenses:
Current accident year	27,226	22,443
Prior accident years	4,718	6,026
Total	31,944	28,469
Balances at September 30:
Net liabilities	15,281	14,086
Reinsurance recoverable on unpaid losses	576	1,047
Gross liabilities	$15,857	$15,133
We recorded net reductions of estimated ultimate liabilities for prior accident years of $4,189 and $3,421 in the first nine months of 2024 and 2023, respectively, which produced corresponding reductions in incurred losses and loss adjustment expenses in those periods. These reductions as a percentage of the net liabilities at the beginning of each year were 27.6% in 2024 and 20.4% in 2023.

Note 11. Lease Assets and Obligations
Lease obligations include the following.

Current portion of lease obligations	September 30, 2024	December 31, 2023
Finance lease liabilities	$1,282	$1,258
Finance obligations	4,603	4,826
Operating lease liabilities	8,474	8,771
Total current portion of lease obligations	$14,359	$14,855

Long-term lease obligations
Finance lease liabilities	$3,020	$3,581
Finance obligations	61,417	56,471
Operating lease liabilities	27,552	26,337
Total long-term lease obligations	$91,989	$86,389
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
Total lease cost consists of the following.

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Finance lease costs:
Amortization of right-of-use assets	$249	$239	$696	$723
Interest on lease liabilities	78	80	245	257
Operating and variable lease costs	2,880	3,012	8,657	9,260
Sublease income	(3,002)	(2,988)	(8,977)	(9,133)
Total lease costs	$205	$343	$621	$1,107
Supplemental cash flow information related to leases is as follows.

	First Nine Months
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$921	$934
Operating cash flows from finance leases	$245	$257
Operating cash flows from operating leases	$8,147	$9,670

Note 11. Lease Assets and Obligations (continued)
Supplemental balance sheet information related to leases is as follows.

	September 30, 2024	December 31, 2023
Finance leases:
Property and equipment, net	$3,202	$3,574
Weighted-average lease terms and discount rates are as follows.

September 30, 2024
Weighted-average remaining lease terms:
Finance leases	4.47 years
Operating leases	6.06 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%
Maturities of lease liabilities as of September 30, 2024 are as follows.

Year	Operating Leases	Finance Leases
Remainder of 2024	$2,878	$378
2025	10,220	1,486
2026	7,865	1,163
2027	5,580	828
2028	4,761	437
After 2028	12,637	729
Total lease payments	43,941	5,021
Less interest	7,915	719
Total lease liabilities	$36,026	$4,302
Lease Income
The components of lease income recorded in restaurant operations are as follows.

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Operating lease income	$4,284	$4,085	$12,701	$12,214
Variable lease income	1,761	1,840	5,384	5,545
Total lease income	$6,045	$5,925	$18,085	$17,759

Note 11. Lease Assets and Obligations (continued)
The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of September 30, 2024. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
Remainder of 2024	$165	$99
2025	622	404
2026	225	407
2027	206	415
2028	86	424
After 2028	—	2,435
Total future minimum receipts	$1,304	$4,184

Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the first nine months of 2024 and 2023. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax expense for the third quarter of 2024 was $11,201 compared to an income tax benefit of $17,502 for the third quarter of 2023.  Income tax expense for the first nine months of 2024 was $3,292 compared to an income tax expense of $3,254 for the first nine months of 2023. The variance in income taxes between 2024 and 2023 is attributable to taxes on income generated by the investment partnerships.
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

Note 14. Fair Value of Financial Assets (continued)
•Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities and we may be unable to corroborate the related observable inputs. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities.
The following methods and assumptions were used to determine the fair value of each class of the following assets recorded at fair value in the consolidated balance sheets:
Cash equivalents: Cash equivalents primarily consist of money market funds which are classified as Level 1 of the fair value hierarchy.
Equity securities: The Company’s investments in equity securities are classified as Level 1 of the fair value hierarchy.
Bonds: The Company’s investments in bonds consist of both corporate and government debt. Bonds are classified as Level l of the fair value hierarchy.
As of September 30, 2024 and December 31, 2023, the fair values of financial assets were as follows.

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9,741	$—	$—	$9,741	$2,374	$—	$—	$2,374
Equity securities
Consumer goods	43,826	—	—	43,826	26,660	—	—	26,660
Other	4,962	—	—	4,962	3,171	—	—	3,171
Bonds
Government	53,995	—	—	53,995	61,536	—	—	61,536
Corporate	795	—	—	795	3,199	—	—	3,199
Total assets at fair value	$113,319	$—	$—	$113,319	$96,940	$—	$—	$96,940
There were no changes in our valuation techniques used to measure fair values on a recurring basis.
Note 15. Related Party Transactions
Service Agreement
The Company is party to a service agreement with Biglari Enterprises LLC (“Biglari Enterprises”) under which Biglari Enterprises provides business and administrative related services to the Company. Biglari Enterprises is owned by Mr. Biglari.

The Company paid Biglari Enterprises $7,200 in service fees during the first nine months of 2024 and $6,300 during the first nine months of 2023. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
Incentive Agreement
The Incentive Agreement establishes a performance-based annual incentive payment for Mr. Biglari contingent upon the growth in adjusted equity in each year attributable to our operating businesses. In order for Mr. Biglari to receive any incentive, our operating businesses must achieve an annual increase in shareholders’ equity in excess of 6% (the “hurdle rate”) above the previous highest level (the “high-water mark”). Mr. Biglari will receive 25% of any incremental book value created above the high-water mark plus the hurdle rate. The Company accrued $2,050 in incentive fees in the first nine months of 2024 and $3,700 in the first nine months of 2023.

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
A disaggregation of our consolidated data for the third quarters and first nine months of 2024 and 2023 is presented in the tables which follow.

	Revenues
	Third Quarter		First Nine Months
	2024	2023	2024	2023
Operating Businesses:
Restaurant Operations:
Steak n Shake	$59,821	$59,180	$180,886	$179,244
Western Sizzlin	2,563	2,706	7,969	8,262
Total Restaurant Operations	62,384	61,886	188,855	187,506

Insurance Operations:
Underwriting
First Guard	9,394	9,351	28,198	27,465
Southern Pioneer	7,281	5,809	20,690	18,430
Investment income and other	1,572	1,464	4,786	4,505
Total Insurance Operations	18,247	16,624	53,674	50,400

Oil and Gas Operations:
Abraxas Petroleum	6,019	8,310	16,879	21,493
Southern Oil	3,555	3,849	10,876	13,630
Total Oil and Gas Operations	9,574	12,159	27,755	35,123

Maxim	202	268	715	1,624
	$90,407	$90,937	$270,999	$274,653

Note 16. Business Segment Reporting (continued)

	Earnings (Losses) Before Income Taxes
	Third Quarter		First Nine Months
	2024	2023	2024	2023
Operating Businesses:
Restaurant Operations:
Steak n Shake	$6,248	$3,358	$15,994	$19,317
Western Sizzlin	265	397	1,162	1,462
Total Restaurant Operations	6,513	3,755	17,156	20,779

Insurance Operations:
Underwriting:
First Guard	1,366	2,362	3,497	7,378
Southern Pioneer	912	(166)	186	(728)
Investment income and other	845	1,155	3,536	3,456
Total Insurance Operations	3,123	3,351	7,219	10,106

Oil and Gas Operations:
Abraxas Petroleum	696	17,990	19,497	21,044
Southern Oil	16	963	32	2,902
Total Oil and Gas Operations	712	18,953	19,529	23,946

Maxim	(267)	(239)	(876)	91
Interest expense not allocated to segments	(275)	(262)	(317)	(469)
Total Operating Businesses	9,806	25,558	42,711	54,453

Goodwill impairment	—	—	(1,000)	—
Corporate and other	(6,534)	(5,260)	(13,038)	(15,069)
Investment gains (losses)	4,740	(4,715)	3,724	(724)
Investment partnership gains (losses)	35,314	(89,599)	(22,591)	(24,507)
	$43,326	$(74,016)	$9,806	$14,153

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
As of September 30, 2024, Mr. Biglari beneficially owns shares of the Company that represent approximately 71.5% of the voting interest.
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Operating businesses:
Restaurant	$4,870	$3,395	$12,587	$16,170
Insurance	2,455	2,674	5,647	7,975
Oil and gas	599	14,631	15,117	18,451
Brand licensing	(194)	(179)	(652)	68
Interest expense	(210)	(202)	(242)	(362)
Total operating businesses	7,520	20,319	32,457	42,302
Goodwill impairment	—	—	(1,000)	—
Corporate and other	(5,548)	(4,746)	(10,669)	(12,987)
Investment partnership gains (losses)	26,447	(68,377)	(17,153)	(17,847)
Investment gains (losses)	3,706	(3,710)	2,879	(569)
Net earnings (loss)	32,125	(56,514)	6,514	10,899
Earnings attributable to noncontrolling interest	—	—	—	591
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$32,125	$(56,514)	$6,514	$10,308

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 468 company-operated and franchise restaurants as of September 30, 2024.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2023	148	181	128	3	32	492
Corporate stores transitioned	4	(4)	—	—	—	—
Net restaurants opened (closed)	(9)	—	(12)	—	(3)	(24)
Total stores as of September 30, 2024	143	177	116	3	29	468

Total stores as of December 31, 2022	177	175	154	3	36	545
Corporate stores transitioned	(6)	7	(1)	—	—	—
Net restaurants opened (closed)	(12)	(1)	(19)	—	(3)	(35)
Total stores as of September 30, 2023	159	181	134	3	33	510
As of September 30, 2024, 11 of the 143 company-operated Steak n Shake stores were closed. Steak n Shake plans to sell or lease 6 of the 11 locations and refranchise the balance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurant operations are summarized below.

	Third Quarter				First Nine Months
	2024		2023		2024		2023
Revenue
Net sales	$39,660		$39,195		$119,210		$115,613
Franchise partner fees	17,157		17,622		53,064		54,604
Franchise royalties and fees	3,442		4,073		10,534		12,456
Other revenue	2,125		996		6,047		4,833
Total revenue	62,384		61,886		188,855		187,506

Restaurant cost of sales
Cost of food	12,218	30.8%	11,888	30.3%	35,549	29.8%	34,038	29.4%
Labor costs	13,158	33.2%	12,192	31.1%	38,694	32.5%	36,077	31.2%
Occupancy and other	10,836	27.3%	12,709	32.4%	33,276	27.9%	34,340	29.7%
Total cost of sales	36,212		36,789		107,519		104,455

Selling, general and administrative
General and administrative	10,355	16.6%	10,720	17.3%	35,101	18.6%	31,973	17.1%
Marketing	3,182	5.1%	2,629	4.2%	8,984	4.8%	8,876	4.7%
Other expenses (income)	(1,978)	(3.2)%	(825)	(1.3)%	(4,420)	(2.3)%	(5,126)	(2.7)%
Total selling, general and administrative	11,559	18.5%	12,524	20.2%	39,665	21.0%	35,723	19.1%

Impairments	—	—%	752	1.2%	107	0.1%	2,381	1.3%
Depreciation and amortization	6,747	10.8%	6,804	11.0%	20,392	10.8%	20,298	10.8%
Interest on finance leases and obligations	1,353		1,262		4,016		3,870

Earnings before income taxes	6,513		3,755		17,156		20,779

Income tax expense	1,643		360		4,569		4,609

Contribution to net earnings	$4,870		$3,395		$12,587		$16,170
Cost of food, labor costs, and occupancy and other costs are expressed as a percentage of net sales.
General and administrative, marketing, other expenses, impairments, and depreciation are expressed as a percentage of total revenue.

Net sales for the third quarter and first nine months of 2024 were $39,660 and $119,210, respectively, representing an increase of $465 or 1.2% and $3,597 or 3.1%, compared to the third quarter and first nine months of 2023, respectively. The increase in net sales was primarily due to an increase in Steak n Shake’s same-store sales of 5.4% during the third quarter of 2024.

For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurant’s profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will decline as we transition from company-operated units to franchise partner units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our franchise partner fees were $17,157 during the third quarter of 2024, as compared to $17,622 during the third quarter of 2023. Franchise partner fees were $53,064 and $54,604 during the first nine months of 2024 and 2023, respectively. As of September 30, 2024 and September 30, 2023, there were 177 and 181 franchise partner units, respectively. Included in franchise partner fees were $5,780 and $5,692 of rental income during the third quarter of 2024 and 2023, respectively, and $17,265 and $17,030 during the first nine months of 2024 and 2023, respectively. Franchise partners rent buildings and equipment from Steak n Shake. Our share of franchise partner fees was lower primarily because our franchise partners’ food and labor expenses were higher during the first nine months of 2024 as compared to the first nine months of 2023.
The franchise royalties and fees generated by the traditional franchising business were $3,442 during the third quarter of 2024, as compared to $4,073 during the third quarter of 2023. Franchise royalties and fees during the first nine months of 2024 were $10,534 as compared to $12,456 during the first nine months of 2023. There were 116 Steak n Shake traditional units open on September 30, 2024, as compared to 134 units open on September 30, 2023. The decrease in franchise royalties and fees was primarily due to fewer traditional units open during 2024.
The cost of food at company-operated units during the third quarter of 2024 was $12,218 or 30.8% of net sales, as compared to $11,888 or 30.3% of net sales during the third quarter of 2023. The cost of food at company-operated units during the first nine months of 2024 was $35,549 or 29.8% of net sales, as compared to $34,038 or 29.4% of net sales during the first nine months of 2023. Cost of food expressed as a percentage of net sales remained relatively consistent.

Labor costs at company-operated restaurants during the third quarter of 2024 were $13,158 or 33.2% of net sales, as compared to $12,192 or 31.1% of net sales in the third quarter of 2023. Labor costs at company-operated restaurants during the first nine months of 2024 were $38,694 or 32.5% of net sales, as compared to $36,077 or 31.2% of net sales in 2023. Labor costs expressed as a percentage of net sales increased during 2024 compared to 2023 primarily due to an increase in store level managers in Steak n Shake company-operated restaurants.
General and administrative expenses during the third quarter of 2024 were $10,355 or 16.6% of total revenue, as compared to $10,720 or 17.3% of total revenue in the third quarter of 2023. General and administrative expenses during the first nine months of 2024 were $35,101 or 18.6% of total revenue, as compared to $31,973 or 17.1% of total revenue in the first nine months of 2023. The increase in general and administrative expenses was mainly attributable to higher personnel costs at Steak n Shake.
The Company recorded no impairment charges in the third quarter of 2024 and $752 of impairment charges in the third quarter of 2023. The Company recorded impairment charges of $107 and $2,381 in the first nine months of 2024 and 2023, respectively, related to underperforming stores.
Interest on obligations under leases was $4,016 during 2024 versus $3,870 during 2023.
Other income was $4,420 during 2024 versus $5,126 during 2023. During 2024, Western Sizzlin received a settlement of $450. During 2024, Steak n Shake sold five properties for a gain of $4,383 and sold six properties for a gain of $5,253 during 2023.

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

	Third Quarter				First Nine Months
	2024		2023		2024		2023
Revenue
Net sales and other	$82,553		$81,780		$246,811		$242,741

Restaurant cost of sales
Cost of food	$25,135	30.4%	$23,566	28.8%	$73,145	29.6%	$67,535	27.8%
Labor costs	22,417	27.2%	21,739	26.6%	66,487	26.9%	64,679	26.6%
Occupancy and other	17,557	21.3%	17,082	20.9%	51,498	20.9%	49,239	20.3%
Total cost of sales	$65,109		$62,387		$191,130		$181,453

The Company’s consolidated financial statements do not include data in the table above. Figures are shown for information purposes only.
Insurance
We view our insurance businesses as possessing two activities: underwriting and investing. Underwriting decisions are the responsibility of the unit managers, whereas investing decisions are the responsibility of our Chairman and CEO, Sardar Biglari. Our business units are operated under separate local management. Biglari Holdings’ insurance operations consist of Biglari Reinsurance, First Guard, and Southern Pioneer.
Underwriting results of our insurance operations are summarized below.

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Underwriting gain attributable to:
First Guard	$1,366	$2,362	$3,497	$7,379
Southern Pioneer	912	(166)	186	(728)
Pre-tax underwriting gain	2,278	2,196	3,683	6,651
Income tax expense	478	461	773	1,397
Net underwriting gain	$1,800	$1,735	$2,910	$5,254

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings of our insurance operations are summarized below.

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Premiums written	$16,890	$15,155	$50,265	$47,715
Premiums earned	$16,675	$15,160	$48,888	$45,895
Insurance losses	9,489	8,783	31,329	25,751
Underwriting expenses	4,908	4,181	13,876	13,493
Pre-tax underwriting gain	2,278	2,196	3,683	6,651
Other income and expenses
Investment income	816	832	2,686	2,169
Other income (expenses)	29	323	850	1,286
Total other income	845	1,155	3,536	3,455
Earnings before income taxes	3,123	3,351	7,219	10,106
Income tax expense	668	677	1,572	2,131
Contribution to net earnings	$2,455	$2,674	$5,647	$7,975

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

	Third Quarter				First Nine Months
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$9,394		$9,351		$28,198		$27,465
Premiums earned	$9,394	100.0%	$9,351	100.0%	$28,198	100.0%	$27,465	100.0%

Insurance losses	6,003	63.9%	5,268	56.3%	18,939	67.2%	14,766	53.8%
Underwriting expenses	2,025	21.6%	1,721	18.4%	5,762	20.4%	5,320	19.4%
Total losses and expenses	8,028	85.5%	6,989	74.7%	24,701	87.6%	20,086	73.2%
Pre-tax underwriting gain	$1,366		$2,362		$3,497		$7,379

First Guard produced an underwriting gain in the third quarter and first nine months of 2024. Its underwriting profitability declined in 2024 as compared to 2023 because of a higher ratio of losses and loss adjustment expenses to premiums earned. Our periodic underwriting earnings are subject to considerable volatility from significant weather-related loss events. It is the nature of the insurance business to experience volatility in underwriting performance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	Third Quarter				First Nine Months
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$7,496		$5,804		$22,067		$20,250
Premiums earned	$7,281	100.0%	$5,809	100.0%	$20,690	100.0%	$18,430	100.0%

Insurance losses	3,486	47.9%	3,515	60.5%	12,390	59.9%	10,985	59.6%
Underwriting expenses	2,883	39.6%	2,460	42.3%	8,114	39.2%	8,173	44.3%
Total losses and expenses	6,369	87.5%	5,975	102.8%	20,504	99.1%	19,158	103.9%
Pre-tax underwriting gain (loss)	$912		$(166)		$186		$(728)
Premiums written increased $1,817 (9.0%) in 2024 compared to 2023. Southern Pioneer’s ratio of losses and loss adjustment expenses to premiums earned was 47.9% during the third quarter of 2024 as compared to 60.5% during the third quarter of 2023 and 59.9% during the first nine months of 2024 as compared to 59.6% during the first nine months of 2023.
A summary of net investment income attributable to our insurance operations follows.

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Interest, dividends and other investment income:
First Guard	$435	$475	$1,538	$1,293
Southern Pioneer	363	357	1,130	876
Biglari Reinsurance	18	—	18	—
Pre-tax investment income	816	832	2,686	2,169
Income tax expense	171	174	564	455
Net investment income	$645	$658	$2,122	$1,714
We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Oil and Gas
A summary of revenues and earnings of our oil and gas operations follows.

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Oil and gas revenues	$9,574	$12,159	$27,755	$35,123

Oil and gas production costs	4,425	3,771	13,206	12,754
Depreciation, depletion and accretion	3,402	2,404	8,072	8,155
Gain on sale of properties	(54)	(13,563)	(16,700)	(13,563)
General and administrative expenses	1,089	594	3,648	3,831
Earnings before income taxes	712	18,953	19,529	23,946
Income tax expense (benefit)	113	4,322	4,412	5,495
Contribution to net earnings	$599	$14,631	$15,117	$18,451
Our oil and gas business is highly dependent on oil and natural gas prices. The lower natural gas prices and lower production during 2024 caused decreases in revenues. Production decreases were primarily because several gas wells were shut-in along with the natural depletion of oil and gas reserves.
During the first nine months of 2024, Abraxas Petroleum recorded a gain of $16,700 as a result of selling undeveloped reserves to an unaffiliated party whose aim is to conduct development activities; however, Abraxas Petroleum will not be required to fund any exploration expenditures on its undeveloped properties. During the third quarter of 2023, Abraxas Petroleum entered into a similar royalty-based arrangement on its undeveloped properties, which began producing in the third quarter of 2024.
Abraxas Petroleum
Abraxas Petroleum operates oil and gas properties in the Permian Basin of West Texas. Earnings for Abraxas Petroleum are summarized below.

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Oil and gas revenues	$6,019	$8,310	$16,879	$21,493
Oil and gas production costs	2,377	2,061	7,462	6,836
Depreciation, depletion and accretion	2,287	1,650	4,615	5,049
Gain on sale of properties	(54)	(13,563)	(16,700)	(13,563)
General and administrative expenses	713	172	2,005	2,127
Earnings before income taxes	696	17,990	19,497	21,044
Income tax expense	150	4,137	4,482	4,839
Contribution to net earnings	$546	$13,853	$15,015	$16,205

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Southern Oil
Southern Oil primarily operates oil and natural gas properties offshore in the shallow waters of the Gulf of Mexico.  Earnings for Southern Oil are summarized below.

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Oil and gas revenues	$3,555	$3,849	$10,876	$13,630
Oil and gas production costs	2,048	1,710	5,744	5,918
Depreciation, depletion and accretion	1,115	754	3,457	3,106
General and administrative expenses	376	422	1,643	1,704
Earnings (loss) before income taxes	16	963	32	2,902
Income tax expense (benefit)	(37)	185	(70)	656
Contribution to net earnings	$53	$778	$102	$2,246

Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Licensing and media revenue	$202	$268	$715	$1,624

Licensing and media costs	432	476	1,458	1,427
General and administrative expenses	37	31	133	106
Earnings (loss) before income taxes	(267)	(239)	(876)	91
Income tax expense (benefit)	(73)	(60)	(224)	23
Contribution to net earnings (loss)	$(194)	$(179)	$(652)	$68
Licensing revenue was lower during 2024 as compared to 2023 primarily due to fewer licensing events in the first nine months of 2024.
Investment Gains and Investment Partnership Gains
Investment gains net of tax for the third quarter of 2024 were $3,706 as compared to investment losses net of tax for the third quarter of 2023 of $3,710. Investment gains net of tax for the first nine months of 2024 were $2,879 as compared to investment losses net of tax for the first nine months of 2023 of $569. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Earnings (loss) from our investments in partnerships are summarized below.

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Investment partnership gains (losses)	$35,314	$(89,599)	$(22,591)	$(24,507)
Tax expense (benefit)	8,867	(21,222)	(5,438)	(6,660)
Contribution to net earnings (loss)	$26,447	$(68,377)	$(17,153)	$(17,847)
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
Interest Expense
The Company’s interest expense is summarized below.

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Interest expense on notes payable	$275	$262	$317	$469
Tax benefit	65	60	75	107
Interest expense net of tax	$210	$202	$242	$362

Biglari Holdings’ line of credit dated September 13, 2022 was amended on September 13, 2024 and the available line of credit was increased to an aggregate principal amount of up to $35,000. The balance of the line of credit was $9,000 on September 30, 2024. There was no balance on the line of credit on December 31, 2023.
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses during the third quarter of 2024 increased as compared to the same period in 2023 because of higher legal and professional expenses. Corporate and other net losses during the first nine months of 2024 decreased as compared to the same period in 2023 primarily due to lower incentive fees accrued.
Income Taxes
Income tax expense for the third quarter of 2024 was $11,201 compared to income tax benefit of $17,502 for the third quarter of 2023. Income tax expense for the first nine months of 2024 was $3,292 compared to income tax expense of $3,254 for the first nine months of 2023. The variance in income taxes between 2024 and 2023 is attributable to taxes on income generated by the investment partnerships.
Financial Condition
Consolidated cash and investments are summarized below.

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$29,891	$28,066
Investments	102,902	91,879
Fair value of interest in investment partnerships	491,589	472,772
Total cash and investments	624,382	592,717
Less: portion of Company stock held by investment partnerships	(289,998)	(273,669)
Carrying value of cash and investments on balance sheet	$334,384	$319,048
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity
Our balance sheet continues to maintain significant liquidity.  Consolidated cash flow activities are summarized below.

	First Nine Months
	2024	2023
Net cash provided by operating activities	$31,665	$48,676
Net cash used in investing activities	(34,916)	(56,226)
Net cash provided by financing activities	4,869	4,382
Effect of exchange rate changes on cash	(42)	(56)
Increase (decrease) in cash, cash equivalents and restricted cash	$1,576	$(3,224)
Cash from operating activities decreased in 2024 as compared to 2023 primarily because of lower net earnings in restaurants and oil and gas of $3,583 and $3,334, respectively.
Cash used in investing activities decreased during 2024 by $21,310 as compared to 2023 primarily due to a decrease in investments.
Cash from financing activities during 2024 was relatively consistent with 2023.
Biglari Holdings Line of Credit
Biglari Holdings’ line of credit dated September 13, 2022 was amended on September 13, 2024 and the available line of credit was increased to $35,000. The line of credit matures on September 13, 2026. The line of credit includes customary covenants, as well as financial maintenance covenants. As of September 30, 2024, we were in compliance with all covenants. The balance of the line of credit was $9,000 on September 30, 2024. There was no balance on the line of credit on December 31, 2023. Our interest rate was 7.71% and 8.06% on September 30, 2024 and December 31, 2023, respectively, which is based on the 30-day Secured Overnight Financing Rate plus 2.75% and 2.73%, respectively.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of September 30, 2024 and December 31, 2023, Western Sizzlin had no debt outstanding under its revolver.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.     Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of September 30, 2024.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Biglari Holdings Inc.

Date: November 8, 2024	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller