Form 10-K
period 2024-12-31
Biglari Holdings Inc.
filed 2025-03-03
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024, was approximately $190,530,762.

Number of shares of common stock outstanding as of February 25, 2025:

Class A common stock –	206,864
Class B common stock –	2,068,640
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Part I
Item 1.    Business
Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance and reinsurance, licensing and media, restaurants, and oil and gas. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of the Company.
Biglari Holdings’ management system combines decentralized operations with centralized financial decision-making. Operating decisions for the various business units are made by their respective managers. All major investment and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.
As of December 31, 2024, Mr. Biglari beneficially owns shares of the Company that represent approximately 74.3% of the voting interest.
Restaurant Operations
The Company’s restaurant operations are conducted through two subsidiaries: Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western Sizzlin”) for a combined 458 units. As of December 31, 2024, Steak n Shake had 146 company-operated restaurants, 173 franchise partner units, and 107 traditional franchise units. Western Sizzlin had 3 company-operated restaurants and 29 franchise units.
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
Property and Casualty Insurance and Reinsurance Business
Biglari Holdings’ insurance and reinsurance business activities are conducted through domestic and foreign-based insurance subsidiaries. Included in this group of subsidiaries is First Guard Insurance Company and its affiliated agency, 1st Guard Corporation (collectively “First Guard”); Southern Pioneer Property & Casualty Insurance Company and its affiliated agency, Southern Pioneer Insurance Agency, Inc. (collectively “Southern Pioneer”); and Biglari Reinsurance Ltd.

Insurers based in the U.S. are subject to regulation by their states of domicile and by those states in which they are licensed to write policies on an admitted basis. First Guard and Southern Pioneer operate under licenses issued by various state insurance authorities. The primary focus of regulation is to ensure that insurers are financially solvent and that policyholder interests are otherwise protected. States establish minimum capital levels for insurance companies and establish guidelines for permissible business and investment activities. States have the authority to suspend or revoke a company’s authority to do business as conditions warrant. States regulate the payment of dividends by insurance companies to their shareholders and other transactions with affiliates. Dividends, capital distributions, and other transactions of extraordinary amounts are subject to prior regulatory approval. Insurers may market, sell, and service insurance policies in the states where they are licensed. These insurers are referred to as admitted insurers. Admitted insurers are generally required to obtain regulatory approval of their policy forms and premium rates. Except for regulatory considerations, there are virtually no barriers to entry into the insurance industry.

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance business of Biglari Reinsurance Ltd. The Insurance Act provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority. The Bermuda Monetary Authority, in deciding whether to grant registration, has broad discretion to act in the public interest. The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements and confers on the Bermuda Monetary Authority powers to supervise, investigate, and intervene in the affairs of insurance companies.

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

Biglari Reinsurance Ltd. received its insurance license on July 31, 2024, from the Bermuda Monetary Authority. Biglari Reinsurance is headquartered in Hamilton, Bermuda.

Biglari Holdings’ insurance operations may be affected by extraordinary weather conditions or other factors, any of which may have a significant effect upon the frequency or severity of claims.
Oil and Gas Business
The Company’s oil and gas operations are conducted through two entities, Southern Oil Company (“Southern Oil”) and Abraxas Petroleum Corporation (“Abraxas Petroleum”). Southern Oil primarily operates oil and natural gas properties offshore in Louisiana state waters. Abraxas Petroleum operates oil and natural gas wells in the Permian Basin.

In 2022, the Company purchased 90% of Abraxas Petroleum for $80.0 million. In 2023, the Company acquired the remaining 10% of Abraxas Petroleum for $5.4 million.

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
Investments
The Company and its subsidiaries have invested in The Lion Fund, L.P., and The Lion Fund II, L.P. (collectively, “the investment partnerships”). The investment partnerships operate as private investment funds. As of December 31, 2024, the fair value of the investment partnerships was $656.3 million. The investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements. The lock-up period can be waived by the general partner in its sole discretion. The Company also held marketable securities (outside the investment partnerships) of $103.0 million at fair value.
Employees
As of December 31, 2024, the Company employed 2,535 persons.
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
Because Mr. Biglari beneficially owns more than 50% of the Company’s outstanding voting stock, we are considered a “controlled company” pursuant to New York Stock Exchange (“NYSE”) rules. As a result, we are not required to comply with certain director independence and board committee requirements. The Company does not have a governance and nominating committee.
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

There can be no assurance that the fees paid to the Biglari Entities will be commensurate with the benefits received.
We have a services agreement with Biglari Capital Corp., the general partner of the investment partnerships (“Biglari Capital”), and Biglari Enterprises LLC (collectively, the “Biglari Entities”), in which the Company pays a fixed fee to the Biglari Entities for business and administrative-related services. The Biglari Entities are owned by Mr. Biglari.

We have identified a material weakness in our internal control over financial reporting.
The Company manages its operating businesses on a decentralized basis. Decentralized operations can inherently create additional control risks. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and determined that the Company did not design effective internal controls over financial reporting to mitigate potential risks.

We cannot be certain that the measures we may take in the future will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, we would be exposed to greater risk of misstatement in the financial statements.
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
Our investment activities are conducted mainly through these outside investment partnerships. Under the terms of their partnership agreements, each contribution made by the Company to the investment partnerships is subject to a rolling five-year lock-up period. As a result of these provisions and our consequent inability to access this capital for a defined period, the capital we have invested in the investment partnerships may be subject to an increased risk of loss of all or a significant portion of its value, and we may become unable to meet our capital requirements. There is a high likelihood that we will make additional investments in these investment partnerships in the future.

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
To avoid becoming and registering as an investment company under the Investment Company Act, we operate as an ongoing enterprise, with approximately 2,500 employees, along with an asset base from which to pursue acquisitions. Furthermore, Section 3(c)(3) of the Investment Company Act excludes insurance companies from the definition of “investment company.” Because we monitor the value of our investments and structure transactions accordingly, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, adverse developments with respect to our ownership of certain of our operating subsidiaries, including significant appreciation in the market value of certain of our publicly traded holdings, could result in our inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties, or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which it was established that we were an unregistered investment company.
Risks Relating to Our Insurance and Reinsurance Business
Our success depends on our ability to underwrite risks accurately and to charge adequate rates to policyholders.
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

Item 2.     Properties
Restaurant Properties
As of December 31, 2024, restaurant operations included 458 company-operated and franchise locations. Restaurant operations own the land and building for 136 restaurants. The following table lists the locations of the restaurants as of December 31, 2024.

	Steak n Shake			Western Sizzlin
	Company Operated	Franchise Partner	Traditional Franchise	Company Operated	Franchise	Total
Domestic:
Alabama	1	1	3	—	4	9
Arkansas	—	—	3	—	5	8
California	—	—	2	—	—	2
Colorado	1	—	—	—	—	1
Florida	19	56	4	—	—	79
Georgia	7	11	11	—	3	32
Illinois	35	14	7	—	—	56
Indiana	32	21	—	—	—	53
Iowa	2	1	1	—	—	4
Kentucky	—	12	6	—	—	18
Louisiana	—	—	1	—	—	1
Maryland	—	—	—	—	1	1
Michigan	9	4	1	—	—	14
Mississippi	—	—	6	—	1	7
Missouri	4	15	20	—	—	39
Nebraska	—	—	1	—	—	1
Nevada	—	—	4	—	—	4
North Carolina	1	5	1	—	6	13
Ohio	25	18	1	—	1	45
Oklahoma	—	—	1	—	2	3
Pennsylvania	1	—	—	—	—	1
South Carolina	1	—	2	—	1	4
Tennessee	1	7	5	—	3	16
Texas	1	8	5	—	—	14
Virginia	—	—	4	2	2	8
Washington, D.C.	—	—	1	—	—	1
West Virginia	—	—	3	1	—	4
International:
France	4	—	14	—	—	18
Monaco	1	—	—	—	—	1
Spain	1	—	—	—	—	1
Total	146	173	107	3	29	458
As of December 31, 2024, 10 of the 146 Steak n Shake company-operated stores were closed. Steak n Shake plans to sell or lease six of the 10 locations and refranchise the balance.

Other Properties
Southern Oil primarily operates oil and natural gas wells in Louisiana. Its operations are primarily offshore in Louisiana state waters.

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
Shareholders
Biglari Holdings had 1,403 beneficial shareholders of its Class A common stock and 4,348 beneficial shareholders of its Class B common stock as of February 6, 2025.
Dividends
Biglari Holdings has never declared a dividend.

Issuer Purchases of Equity Securities
From November 12, 2024 through December 17, 2024, The Lion Fund, L.P. purchased 5,857 shares of Class A common stock and 45,366 shares of Class B common stock. The Lion Fund, L.P. may be deemed an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share	Total Number of Class B Shares Purchased	Average Price Paid per Class B Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 1, 2024 - October 31, 2024	—	$—	—	$—	—	—
November 1, 2024 - November 30, 2024	4,349	$1,012.12	34,838	$203.90	—	—
December 1, 2024 - December 31, 2024	1,508	$1,188.35	10,528	$231.10	—	—
Total	5,857		45,366		—
Item 6.     [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, except per-share data)
Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance and reinsurance, licensing and media, restaurants, and oil and gas. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of the Company.
Biglari Holdings’ management system combines decentralized operations with centralized financial decision-making. Operating decisions for the various business units are made by their respective managers. All major investment and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.
As of December 31, 2024, Mr. Biglari beneficially owns shares of the Company that represent approximately 74.3% of the voting interest.
Business Acquisitions
During 2022, the Company purchased 90% of Abraxas Petroleum Corporation (“Abraxas Petroleum”) for $80,000. During 2023, the Company acquired the remaining 10% of Abraxas Petroleum for $5,387. The Company’s financial results include the results of Abraxas Petroleum from the date of acquisition, September 14, 2022, to the end of the calendar year.

Discussion of Operations
Net earnings attributable to Biglari Holdings Inc. shareholders are disaggregated in the table that follows.

	2024	2023	2022
Operating businesses:
Restaurant	$15,470	$21,831	$9,383
Insurance	7,169	10,262	7,662
Oil and gas	15,458	25,406	19,091
Brand licensing	(884)	8	1,313
Interest expense	(589)	(531)	(305)
Corporate and other	(12,503)	(17,814)	(9,806)
Total operating businesses	24,121	39,162	27,338
Investment partnership gains (losses)	(28,119)	14,646	(56,961)
Investment gains (losses)	239	1,731	(2,682)
Net earnings (loss)	(3,759)	55,539	(32,305)
Earnings (loss) attributable to noncontrolling interest	—	591	(287)
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$(3,759)	$54,948	$(32,018)
The following discussion should be read in conjunction with Item 1, Business and our Consolidated Financial Statements and the notes thereto included in this Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in Item 1A, Risk Factors, set forth above.

Our Management Discussion and Analysis generally discusses 2024 and 2023 items. Discussions of 2022 items can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.

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
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 458 company-operated and franchise restaurants as of December 31, 2024.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Stores on December 31, 2021	199	159	178	3	38	577
Corporate stores transitioned	(16)	16	—	—	—	—
Net restaurants opened (closed)	(6)	—	(24)	—	(2)	(32)
Stores on December 31, 2022	177	175	154	3	36	545
Corporate stores transitioned	(6)	7	(1)	—	—	—
Net restaurants opened (closed)	(23)	(1)	(25)	—	(4)	(53)
Stores on December 31, 2023	148	181	128	3	32	492
Corporate stores transitioned	9	(8)	(1)	—	—	—
Net restaurants opened (closed)	(11)	—	(20)	—	(3)	(34)
Stores on December 31, 2024	146	173	107	3	29	458

As of December 31, 2024, 10 of the 146 company-operated Steak n Shake stores were closed. Steak n Shake plans to sell or lease six of the 10 locations and refranchise the balance.

Management’s Discussion and Analysis (continued)

Restaurant operations for 2024, 2023, and 2022 are summarized below.

	2024		2023		2022
Revenue
Net sales	$159,213		$152,545		$149,184
Franchise partner fees	70,616		72,552		63,853
Franchise royalties and fees	13,632		16,443		19,678
Other revenue	7,986		9,317		8,853
Total revenue	251,447		250,857		241,568

Restaurant cost of sales
Cost of food	47,891	30.1%	44,993	29.5%	44,461	29.8%
Labor costs	50,431	31.7%	47,090	30.9%	50,524	33.9%
Occupancy and other	45,127	28.3%	45,903	30.1%	45,279	30.4%
Total cost of sales	143,449		137,986		140,264

Selling, general and administrative
General and administrative	47,130	18.7%	44,120	17.6%	40,206	16.6%
Marketing	12,584	5.0%	12,631	5.0%	13,921	5.8%
Other expenses (income)	(5,800)	(2.3)%	(7,935)	(3.2)%	(2,294)	(0.9)%
Total selling, general and administrative	53,914		48,816		51,833

Impairments	107	—%	3,947	1.6%	3,520	1.5%

Depreciation and amortization	27,002	10.7%	27,031	10.8%	27,496	11.4%

Interest on finance leases and obligations	5,361		5,114		5,493

Earnings before income taxes	21,614		27,963		12,962

Income tax expense	6,144		6,132		3,579

Contribution to net earnings	$15,470		$21,831		$9,383
Cost of food, labor, and occupancy and other costs are expressed as a percentage of net sales.
General and administrative, marketing, other expenses, impairments, and depreciation and amortization are expressed as a percentage of total revenue.

Net sales during 2024 were $159,213 as compared to $152,545 during 2023. Steak n Shake’s same-store sales increased 6.4% at its company-operated units.

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

Management’s Discussion and Analysis (continued)

Fees generated by our franchise partners were $70,616 in 2024 as compared to $72,552 during 2023. As of December 31, 2024, there were 173 franchise partner units as compared to 181 franchise partner units as of December 31, 2023.

Included in the franchise partner fees were $22,884 and $22,687 of rental income during 2024 and 2023, respectively. Franchise partners rent buildings and equipment from Steak n Shake.

Our share of franchise partner fees was $1,936, or 2.7% lower during 2024 as compared to 2023 primarily because our franchise partners’ cost of food expenses were 1.3 percentage points higher during 2024 as compared to 2023. Our share of the increased cost of food expenses was $2,617.

The franchise royalties and fees generated by the traditional franchising business were $13,632 during 2024 as compared to $16,443 during 2023. The decrease in franchise royalties and fees was primarily due to the closing of certain traditional franchise stores. There were 136 traditional units open on December 31, 2024, as compared to 160 units open on December 31, 2023.

The cost of food at company-operated units in 2024 was $47,891, or 30.1% of net sales as compared to $44,993, or 29.5% of net sales in 2023. The increase was primarily due to cost inflation.

The labor costs at company-operated restaurants during 2024 were $50,431, or 31.7% of net sales as compared to $47,090, or 30.9% of net sales in 2023. Labor costs expressed as a percentage of net sales increased during 2024 compared to 2023 primarily due to an increase in store-level managers.

General and administrative expenses during 2024 were $47,130, or 18.7% of total revenue as compared to $44,120, or 17.6% of total revenue during 2023. The increase in general and administrative expenses was mainly attributable to Steak n Shake: higher legal fees ($700), fees related to its new prototype ($500), and contractual services ($900).

Other income decreased during 2024 compared to 2023, primarily because of fewer real estate transactions.

Interest on obligations under leases was $5,361 during 2024 versus $5,114 during 2023.

To better convey the performance of the franchise partnership model, the table below shows the underlying sales, cost of food, labor costs, and other restaurant costs of the franchise partners. We believe the franchise partner information is useful to readers, as it has a direct effect on Steak n Shake’s profitability.

	2024		2023
Revenue
Net sales and other	$326,736		$324,281

Restaurant cost of sales
Cost of food	$96,550	29.5%	$91,317	28.2%
Labor costs	88,009	26.9%	86,286	26.6%
Occupancy and other	68,061	20.8%	66,135	20.4%
Total cost of sales	$252,620		$243,738

The Company’s consolidated financial statements do not include data in the table above. Figures are shown for information purposes only.

Management’s Discussion and Analysis (continued)

Insurance
We view our insurance businesses as possessing two activities: underwriting and investing. Underwriting decisions are the responsibility of the unit managers, whereas investing decisions are the responsibility of our Chairman and CEO, Sardar Biglari. Our business units are operated under separate local management. Biglari Holdings’ insurance operations consist of First Guard, Southern Pioneer, and Biglari Reinsurance.

Underwriting results of our insurance operations are summarized below.

	2024	2023	2022
Underwriting gain (loss) attributable to:
First Guard	$4,038	$9,492	$6,578
Southern Pioneer	400	(1,038)	(1,277)
Pre-tax underwriting gain	4,438	8,454	5,301
Income tax expense	932	1,775	1,113
Net underwriting gain	$3,506	$6,679	$4,188

Earnings of our insurance operations are summarized below.

	2024	2023	2022
Premiums written	$68,394	$63,064	$61,108
Premiums earned	$65,809	$61,225	$59,949
Insurance losses	43,643	35,668	37,187
Underwriting expenses	17,728	17,103	17,461
Pre-tax underwriting gain	4,438	8,454	5,301
Other income and expenses
Investment income	3,928	3,074	1,380
Other income	724	1,555	3,223
Total other income	4,652	4,629	4,603
Earnings before income taxes	9,090	13,083	9,904
Income tax expense	1,921	2,821	2,242
Contribution to net earnings	$7,169	$10,262	$7,662
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

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Premiums written	$37,691		$36,917		$35,914
Premiums earned	$37,691	100.0%	$36,917	100.0%	$35,914	100.0%
Insurance losses	27,236	72.3%	20,861	56.5%	22,299	62.1%
Underwriting expenses	6,417	17.0%	6,564	17.8%	7,037	19.6%
Total losses and expenses	33,653	89.3%	27,425	74.3%	29,336	81.7%
Pre-tax underwriting gain	$4,038		$9,492		$6,578

First Guard produced an underwriting gain in 2024. Its underwriting gain declined $5,454, or 57.5% in 2024 as compared to 2023, reflecting significant increases in average claim severity, primarily due to significant cost inflation in physical damage claims. It is the nature of the insurance business to experience volatility in underwriting performance.

Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Premiums written	$30,703		$26,147		$25,194
Premiums earned	$28,118	100.0%	$24,308	100.0%	$24,035	100.0%
Insurance losses	16,407	58.4%	14,807	60.9%	14,888	61.9%
Underwriting expenses	11,311	40.2%	10,539	43.4%	10,424	43.4%
Total losses and expenses	27,718	98.6%	25,346	104.3%	25,312	105.3%
Pre-tax underwriting gain (loss)	$400		$(1,038)		$(1,277)

Premiums earned increased $3,810, or 15.7% in 2024 compared to 2023, primarily because of growth in its personal lines, e.g., homeowners insurance. Southern Pioneer’s ratio of losses and loss adjustment expenses to premiums earned was 58.4% during 2024 as compared to 60.9% during 2023.

Management’s Discussion and Analysis (continued)

Insurance – Investment Income

A summary of net investment income attributable to our insurance operations follows.

	2024	2023	2022
Interest, dividends, and other investment income:
First Guard	$1,976	$1,873	$751
Southern Pioneer	1,895	1,201	629
Biglari Reinsurance	57	—	—
Pre-tax investment income	3,928	3,074	1,380
Income tax expense	825	646	289
Net investment income	$3,103	$2,428	$1,091

We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Oil and Gas
A summary of revenue and earnings of oil and gas operations follows.

	2024	2023	2022
Oil and gas revenue	$36,945	$45,071	$57,546

Oil and gas production costs	16,636	17,365	17,842
Depreciation, depletion, and accretion	11,102	10,339	8,013
General and administrative expenses	6,135	5,164	6,500
Total cost and expenses	33,873	32,868	32,355

Gain on sale of properties	16,700	13,563	—

Earnings before income taxes	19,772	25,766	25,191
Income tax expense	4,314	360	6,100
Contribution to net earnings	$15,458	$25,406	$19,091
Our oil and gas business is highly dependent on oil and natural gas prices. We did not record any impairments to our oil and gas assets during 2024. However, we may be required to record impairments of our oil and gas properties resulting from prolonged declines in oil and gas prices. It is expected that the prices of oil and gas commodities will remain volatile, which will be reflected in our financial results.

Management’s Discussion and Analysis (continued)

Abraxas Petroleum
Abraxas Petroleum operates oil and natural gas properties in the Permian Basin. Earnings for Abraxas Petroleum from the date of acquisition, September 14, 2022, are summarized below.

	2024	2023	2022
Oil and gas revenue	$22,590	$27,576	$11,455

Oil and gas production costs	9,517	9,605	4,487
Depreciation, depletion, and accretion	6,202	6,359	2,510
General and administrative expenses	3,718	2,765	3,806
Total cost and expenses	19,437	18,729	10,803

Gain on sale of properties	16,700	13,563	—

Earnings before income taxes	19,853	22,410	652
Income tax expense (benefit)	4,361	(384)	154
Contribution to net earnings	$15,492	$22,794	$498
Abraxas Petroleum’s revenue decreased $4,986, or 18.1% during 2024 compared to 2023. Abraxas Petroleum reduced production by shutting in wells during 2024 due to lower natural gas prices.
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
Abraxas Petroleum’s general and administrative expenses increased $953, or 34.5%, primarily because of estimated costs to plug, abandon, and reclaim wells in North Dakota. The costs relate to wells that Abraxas used prior to our acquisition of Abraxas Petroleum.

Management’s Discussion and Analysis (continued)

Southern Oil
Southern Oil primarily operates oil and natural gas properties offshore in Louisiana state waters. Earnings for Southern Oil are summarized below.

	2024	2023	2022
Oil and gas revenue	$14,355	$17,495	$46,091

Oil and gas production costs	7,119	7,760	13,355
Depreciation, depletion, and accretion	4,900	3,980	5,503
General and administrative expenses	2,417	2,399	2,694
Total cost and expenses	14,436	14,139	21,552
Earnings (loss) before income taxes	(81)	3,356	24,539
Income tax expense (benefit)	(47)	744	5,946
Contribution to net earnings	$(34)	$2,612	$18,593
Southern Oil’s revenue decreased $3,140, or 17.9% during 2024 compared to 2023. Southern Oil repaired several nonperforming wells throughout 2024. Southern Oil completed the drilling of a well during the second half of 2024, which accounted for the majority of the increased depletion costs.
Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	2024	2023	2022
Licensing and media revenue	$1,029	$2,118	$4,577

Licensing and media cost	2,036	1,840	2,695
General and administrative expenses	173	267	122
Earnings (loss) before income taxes	(1,180)	11	1,760
Income tax expense	(296)	3	447
Contribution to net earnings	$(884)	$8	$1,313
Licensing and media revenue decreased $1,089 in 2024 compared to 2023 primarily due to the poor performance of an important licensing arrangement.

Management’s Discussion and Analysis (continued)

Investment Gains and Investment Partnership Gains

Investment gains net of tax were $239 in 2024 as compared to $1,731 in 2023. Dividends and interest earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Earnings from our investments in partnerships are summarized below.

	2024	2023	2022
Investment partnership gains (losses)	$(41,058)	$19,440	$(75,953)
Tax expense (benefit)	(12,939)	4,794	(18,992)
Contribution to net earnings	$(28,119)	$14,646	$(56,961)
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
Investment gains in 2024 and 2023 were mainly derived from our investments in equity securities and included unrealized gains and losses from market price changes during the period. We believe that investment gains/losses are generally meaningless for analytical purposes in understanding our reported quarterly or annual results.

Interest Expense
The Company’s interest expense is summarized below.

	2024	2023	2022
Interest expense on notes payable and other borrowings	$(771)	$(681)	$(399)
Tax benefit	(182)	(150)	(94)
Interest expense net of tax	$(589)	$(531)	$(305)
Income Taxes
The consolidated income tax benefit was $4,395 in 2024 versus the tax expense of $9,308 in 2023. The variance in income taxes between 2024 and 2023 is attributable to taxes on income generated by the investment partnerships. Excluding investment partnership activities, pretax income was $32,904 and $45,407 and tax expense was $8,544 and $4,514 during 2024 and 2023, respectively. The effective tax rate for the Company (excluding investment partnership activities) was 26.0% during 2024 compared to 9.9% during 2023. The increase in the effective tax rates is primarily attributable to certain tax benefits recognized by Abraxas Petroleum during 2023.
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Net losses for Corporate and other were $12,503 during 2024 and $17,814 during 2023. The decrease in net losses was primarily due to a decrease in accrued incentive fees.

Management’s Discussion and Analysis (continued)

Financial Condition
Our consolidated shareholders’ equity on December 31, 2024, was $572,961, a decrease of $26,369 as compared to the December 31, 2023 balance. The decrease in shareholders’ equity was primarily due to a net loss of $3,759 and a change in treasury stock of $22,256.
Consolidated cash and investments are summarized below.

	December 31,
	2024	2023
Cash and cash equivalents	$30,709	$28,066
Investments	102,975	91,879
Fair value of interest in investment partnerships	656,266	472,772
Total cash and investments	789,950	592,717
Less: portion of Company stock held by investment partnerships	(454,539)	(273,669)
Carrying value of cash and investments on balance sheet	$335,411	$319,048
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.
Liquidity
Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	2024	2023	2022
Net cash provided by operating activities	$49,660	$73,002	$127,825
Net cash used in investing activities	(87,388)	(66,080)	(136,605)
Net cash provided by (used in) financing activities	39,484	(16,132)	3,860
Effect of exchange rate changes on cash	22	59	38
Increase (decrease) in cash, cash equivalents, and restricted cash	$1,778	$(9,151)	$(4,882)

In 2024, cash provided by operating activities decreased by $23,342 as compared to 2023. The change was primarily attributable to a decrease of $15,511 in cash from our business operations and a $4,500 decrease in distributions from investment partnerships.

Net cash used in investing activities was $21,308 higher during 2024 as compared to 2023. Capital expenditures by our oil and gas business increased $11,239 primarily due to the drilling of an oil well by Southern Oil, and purchases of limited partnership interests, which were $30,908 higher during 2024 as compared to 2023.

The Company had net borrowings of $45,000 on its lines of credit in 2024 and had net repayments of $10,000 in 2023.

We intend to meet the working capital needs of our operating subsidiaries, principally through cash flows generated from operations and cash on hand. We continually review available financing alternatives.

Biglari Holdings Lines of Credit
Biglari Holdings’ line of credit was amended on September 13, 2024, and the available line of credit was increased to $35,000. The line of credit matures on September 13, 2026. The line of credit includes customary covenants as well as financial maintenance covenants. As of December 31, 2024, we were in compliance with all covenants. There was a $35,000 balance on the line of credit on December 31, 2024. There was no balance on the line of credit on December 31, 2023. Our interest rate was 7.1% on December 31, 2024, and 8.1% on December 31, 2023, respectively.

Management’s Discussion and Analysis (continued)

On November 8, 2024, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $75,000. The line of credit will be available on a revolving basis until November 7, 2027. The line of credit includes customary covenants as well as financial maintenance covenants. As of December 31, 2024, we were in compliance with all covenants. The balance of the line of credit was $10,000 on December 31, 2024. Our interest rate was 7.8% on December 31, 2024.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of December 31, 2024 and 2023, Western Sizzlin had no debt outstanding under its revolver.
Critical Accounting Policies
Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in the consolidated financial statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. A discussion of our principal accounting policies that required the application of significant judgments as of December 31, 2024, follows.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Biglari Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2025 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.
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
Emphasis of a Matter
As discussed in Note 4 and Note 14 to the consolidated financial statements, the Company and its subsidiaries have invested in investment partnerships in the form of limited partnership interests. These investment partnerships represent related parties, and such investments are subject to a rolling five-year lock up period under the terms of the respective partnership agreements for the investment partnerships. The value of these investments reported in the Company’s consolidated balance sheets as of December 31, 2024 and 2023 totals $201,727,000 and $199,103,000, respectively. Our opinion is not modified with respect to this matter.
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

Oil and Gas properties - Determination of Impairment Indicators and Recoverability Test - Refer to Notes 1 and 6 to the financial statements
Critical Audit Matter Description
The successful efforts method is used for crude oil and natural gas exploration and production activities. All costs for development wells, related plant and equipment, proved mineral interests in crude oil and natural gas properties, and related asset retirement obligation assets are capitalized. Management tests property, plant and equipment, including oil and gas properties, for impairment whenever there are indicators that the carrying amount of property, plant and equipment might not be recoverable. If there is an indication that the carrying amount of the Company’s oil and gas properties may not be recoverable, management compares the estimated undiscounted future cash flows from oil and gas properties to the carrying values of those properties. Oil and gas properties that have carrying amounts in excess of estimated undiscounted cash flows are written down to fair value.
We have identified the determination of impairment indicators for oil and gas properties as a critical audit matter due to the significant judgments management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of the properties may not be recoverable. We have also identified elements of the Company’s recoverability test for oil and gas properties as a critical audit matter due to the significant judgments management makes when determining future cash flows. Auditing management’s judgements related to these matters involved especially challenging auditor judgment due to the nature and extent of audit effort required, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s significant judgments and assumptions related to the determination of impairment indicators and elements of the Company’s recoverability analysis for oil and gas properties included the following, among others:
•We evaluated management’s analysis of impairment indicators by:
◦Testing the effectiveness of the Company’s impairment indicator control.
◦Assessing whether oil and gas properties having indicators of impairment were appropriately identified.
•We evaluated the recoverability test analysis, including the estimation of oil and gas properties reserves quantities, by:
◦Testing the effectiveness of controls related to the Company’s recoverability test analysis, its estimation of oil and gas properties reserve quantities and prices.
◦Assessing the reasonableness of the Company’s recoverability test analysis, including its estimation of oil and gas properties reserve quantities and prices.
•With the assistance of our fair value specialists, we assessed the key assumptions and estimates, including oil and gas prices and risk factors by:
◦Understanding the methodology used by management for development of the oil and gas prices and comparing estimated prices to an independently determined range of prices, including published forward pricing indices and third-party industry sources.
◦Evaluating the risk factors applied to the cash flows for probable and possible oil and gas reserves by comparing to industry surveys.
•We evaluated the experience, qualifications and objectivity of management's specialist, an independent reservoir engineering firm, including the methodologies and calculation procedures used to estimate oil and gas reserves and performing analytical procedures on the reserve quantities.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
March 1, 2025

We have served as the Company’s auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Biglari Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Biglari Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 1, 2025, expressed an unqualified opinion on those financial statements and included an emphasis of matter paragraph relating to the Company's investment in related party investment partnerships.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

The Company did not exercise sufficient oversight in order to design and operate effective internal controls based on the criteria established in the COSO framework. The material weakness in the control environment led to the additional material weaknesses detailed below.
The Company did not design and implement an effective risk assessment based on the criteria established in the COSO framework.
The Company did not effectively design and implement control activities to support the operating effectiveness of controls to prevent and detect potential material errors based on the criteria established in the COSO framework. As a result, the following control deficiencies constitute material weaknesses, individually and in the aggregate: (i) ineffective general information technology controls for restricting access, processing transactions as well as adequate change management processes, and (ii) ineffective controls related to the review and approval of journal entries and reconciliations. These material weaknesses resulted in insufficiently designed controls within the insurance and oil and gas subsidiaries. These deficiencies result in material weaknesses, individually or in the aggregate, for the remaining control activities of these subsidiaries. Additionally, the material weaknesses identified at these subsidiaries resulted in a material weakness, individually or in the aggregate, in the control activities supporting financial reporting at the holding company level as a result of its dependency on that information.
The Company did not effectively design or implement controls related to (i) internal communication of information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control; and (ii) communicating with the Board of Directors regarding matters affecting the functioning of internal control based on the criteria established in the COSO framework.
The Company did not maintain effective monitoring activities to determine whether the components of internal control over financial reporting were present and functioning based on the criteria established in the COSO framework.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the fiscal year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
March 1, 2025

BIGLARI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$30,709	$28,066
Investments	102,975	91,879
Receivables	25,184	22,241
Inventories	4,031	2,980
Other current assets	7,716	7,385
Total current assets	170,615	152,551
Property and equipment	376,155	380,491
Operating lease assets	34,011	32,215
Goodwill	52,496	53,530
Other intangible assets	22,820	23,230
Investment partnerships	201,727	199,103
Other assets	8,309	8,302
Total assets	$866,133	$849,422

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$63,381	$66,743
Loss and loss adjustment expenses	17,250	15,168
Unearned premiums	17,236	14,334
Current portion of lease obligations	14,449	14,855
Line of credit	35,000	—
Total current liabilities	147,316	111,100
Lease obligations	90,739	86,389
Line of credit	10,000	—
Deferred taxes	29,393	37,939
Asset retirement obligations	15,218	14,316
Other liabilities	506	348
Total liabilities	293,172	250,092

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	385,594	385,594
Retained earnings	627,699	631,458
Accumulated other comprehensive loss	(2,872)	(2,518)
Treasury stock, at cost	(438,598)	(416,342)
Biglari Holdings Inc. shareholders’ equity	572,961	599,330
Total liabilities and shareholders’ equity	$866,133	$849,422
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per-share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues
Restaurant operations	$251,447	$250,857	$241,568
Insurance premiums and other	72,693	67,272	64,540
Oil and gas	36,945	45,071	57,546
Licensing and media	1,029	2,118	4,577
Total revenues	362,114	365,318	368,231
Costs and expenses
Restaurant cost of sales	143,449	137,986	140,264
Insurance losses and underwriting expenses	61,371	52,771	54,648
Oil and gas production costs	16,636	17,365	17,842
Licensing and media costs	2,036	1,840	2,695
Selling, general and administrative	75,671	77,002	70,608
Gain on sale of oil and gas properties	(16,700)	(13,563)	—
Impairments	1,107	3,947	3,520
Depreciation, depletion, and amortization	39,843	38,979	36,443
Interest expense on leases	5,361	5,114	5,493
Interest expense on debt	771	681	399
Total cost and expenses	329,545	322,122	331,912
Other income
Investment gains (losses)	335	2,211	(3,393)
Investment partnership gains (losses)	(41,058)	19,440	(75,953)
Total other income (expenses)	(40,723)	21,651	(79,346)
Earnings (loss) before income taxes	(8,154)	64,847	(43,027)
Income tax expense (benefit)	(4,395)	9,308	(10,722)
Net earnings (loss)	(3,759)	55,539	(32,305)
Earnings (loss) attributable to noncontrolling interest	—	591	(287)
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$(3,759)	$54,948	$(32,018)

Net earnings (loss) per equivalent Class A share *	$(13.45)	$189.49	$(107.43)
* Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $(2.69) for 2024, $37.90 for 2023, and $(21.49) for 2022.
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net earnings (loss)	$(3,759)	$55,539	$(32,305)
Foreign currency translation	(354)	272	(883)
Comprehensive income (loss)	(4,113)	55,811	(33,188)
Comprehensive income (loss) attributable to noncontrolling interest	—	591	(287)
Total comprehensive income (loss) attributable to Biglari Holdings Inc. shareholders	$(4,113)	$55,220	$(32,901)
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net earnings (loss)	$(3,759)	$55,539	$(32,305)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	39,843	38,979	36,443
Provision for deferred income taxes	(8,489)	6,567	(15,582)
Asset impairments	1,107	3,947	3,520
Gains on sale of assets	(22,796)	(21,241)	(1,578)
Investment (gains) losses	(335)	(2,211)	3,393
Investment partnership (gains) losses	41,058	(19,440)	75,953
Distributions from investment partnerships	10,000	14,500	70,700
Changes in receivables and inventories	(5,243)	5,783	3,339
Changes in other assets	(2,094)	2,810	8,523
Changes in accounts payable and accrued expenses	368	(12,231)	(24,581)
Net cash provided by operating activities	49,660	73,002	127,825
Investing activities
Capital expenditures	(30,594)	(23,405)	(29,746)
Proceeds from property and equipment disposals	29,138	24,627	5,318
Acquisition of business, net of cash acquired	—	—	(58,274)
Purchases of noncontrolling interests	—	(5,387)	—
Purchases of interests in limited partnerships	(75,938)	(45,030)	(48,569)
Purchases of investments	(67,445)	(107,866)	(134,451)
Sales of investments and redemptions of fixed maturity securities	57,451	90,981	129,117
Net cash used in investing activities	(87,388)	(66,080)	(136,605)
Financing activities
Payments on line of credit	(16,050)	(41,600)	(20,000)
Proceeds from line of credit	61,050	31,600	30,000
Principal payments on direct financing lease obligations	(5,516)	(6,132)	(6,140)
Net cash provided by (used in) financing activities	39,484	(16,132)	3,860
Effect of exchange rate changes on cash	22	59	38
Increase (decrease) in cash, cash equivalents, and restricted cash	1,778	(9,151)	(4,882)
Cash, cash equivalents, and restricted cash at beginning of period	29,654	38,805	43,687
Cash, cash equivalents, and restricted cash at end of period	$31,432	$29,654	$38,805

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$30,709	$28,066	$37,467
Restricted cash included in other long-term assets	723	1,588	1,338
Cash, cash equivalents, and restricted cash at end of period	$31,432	$29,654	$38,805
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Biglari Holdings Inc. Shareholder’s Equity
	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling interest	Total
Balance at December 31, 2021	$1,138	$381,788	$608,528	$(1,907)	$(401,851)	$—	$587,696
Net earnings (loss)			(32,018)			(287)	(32,305)
Other comprehensive income, net				(883)			(883)
Adjustment for holdings in investment partnerships					(7,829)		(7,829)
Transactions with noncontrolling interests						8,889	8,889
Balance at December 31, 2022	$1,138	$381,788	$576,510	$(2,790)	$(409,680)	$8,602	$555,568
Net earnings (loss)			54,948			591	55,539
Other comprehensive income, net				272			272
Adjustment for holdings in investment partnerships					(6,662)		(6,662)
Purchases of noncontrolling interests		3,806				(9,193)	(5,387)
Balance at December 31, 2023	$1,138	$385,594	$631,458	$(2,518)	$(416,342)	$—	$599,330
Net earnings (loss)			(3,759)				(3,759)
Other comprehensive income, net				(354)			(354)
Adjustment for holdings in investment partnerships					(22,256)		(22,256)
Balance at December 31, 2024	$1,138	$385,594	$627,699	$(2,872)	$(438,598)	$—	$572,961
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years Ended December 31, 2024, 2023, and 2022)
(dollars in thousands, except per-share data)
Note 1.     Summary of Significant Accounting Policies
Description of Business
Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance and reinsurance, licensing and media, restaurants, and oil and gas. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of the Company.

Biglari Holdings’ management system combines decentralized operations with centralized financial decision-making. Operating decisions for the various business units are made by their respective managers. All major investment and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.
As of December 31, 2024, Mr. Biglari beneficially owns shares of the Company that represent approximately 74.3% of the voting interest.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Steak n Shake Inc., Western Sizzlin Corporation, First Guard Insurance Company, Maxim Inc., Southern Pioneer Property & Casualty Insurance Company, Biglari Reinsurance Ltd., Southern Oil Company, and Abraxas Petroleum Corporation. Intercompany accounts and transactions have been eliminated in consolidation.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents primarily consist of U.S. Government securities and money market accounts, all of which have original maturities of three months or less. Cash equivalents are carried at fair value. The statement of cash flows includes restricted cash with cash and cash equivalents.
Investments
We classify investments in fixed maturity securities at the acquisition date as either available-for-sale or held-to-maturity and re-evaluate the classification at each balance sheet date. Securities classified as held-to-maturity are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. As of December 31, 2024 and 2023, all investments were classified as available-for-sale and carried at fair value with net unrealized gains or losses reported in the statements of earnings. Realized gains and losses on disposals of investments are determined by the specific identification of the cost of investments sold. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
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
Receivables
Our accounts receivable balance consists primarily of franchisee, customer, and other receivables. We carry our accounts receivable at cost less an allowance for doubtful accounts, which is based on a history of past write-offs and collections and current credit conditions. Allowance for doubtful accounts was $2,578 and $2,546 at December 31, 2024 and 2023, respectively.
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

Oil and Gas Properties
The successful efforts method is used for crude oil and natural gas exploration and production activities. All costs for development wells, related plant and equipment, proved mineral interests in crude oil and natural gas properties, and related asset retirement obligation assets are capitalized. Costs of exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. Costs are also capitalized for exploratory wells that have found crude oil and natural gas reserves, even if the reserves cannot be classified as proved when the drilling is completed, provided the exploratory well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. All other exploratory wells and costs are expensed. We did not have any property acquisition or exploration activities during 2024; however, we did have $11,636 of development costs on a well. We did not have any property acquisition or exploration activities during 2023, and development costs were nominal.
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

Note 1.     Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets
Goodwill and indefinite life intangible assets are not amortized, but are tested for potential impairment on an annual basis using either a qualitative or quantitative approach, or more often if events or circumstances change that could cause goodwill or indefinite life intangible assets to become impaired. Other purchased intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. During 2024, $1,000 of impairment was recorded to goodwill at the Western Sizzlin reporting unit. During 2023 and 2022, no impairment was recorded to goodwill. During 2024, no impairment was recorded to other intangible assets. During 2023, $20 of impairment was recorded to other intangible assets. During 2022, no impairment was recorded to other intangible assets. Refer to Note 8 for information regarding our goodwill and other intangible assets.
Dual Class Common Stock
The Company has two classes of common stock, designated Class A common stock and Class B common stock. Each Class A common share is entitled to one vote. Class B common stock possesses economic rights equal to one-fifth (1/5th) of such rights of Class A common stock; however, Class B common stock has no voting rights.
The following table presents shares authorized, issued, and outstanding.

	December 31, 2024		December 31, 2023		December 31, 2022
	Class A	Class B	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640	206,864	2,068,640
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

	2024	2023	2022
Equivalent Class A common stock outstanding	620,592	620,592	620,592
Proportional ownership of Company stock held by investment partnerships	341,211	330,606	322,561
Equivalent Class A common stock for earnings per share	279,381	289,986	298,031
Revenue Recognition
Restaurant operations
Restaurant operations revenues were disaggregated as follows.

	2024	2023	2022
Net sales	$159,213	$152,545	$149,184
Franchise partner fees	70,616	72,552	63,853
Franchise royalties and fees	13,632	16,443	19,678
Other	7,986	9,317	8,853
	$251,447	$250,857	$241,568

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

The Company leases or subleases property and equipment to franchisees under lease arrangements. Both real estate and equipment rental payments are charged to franchisees and are recognized in accordance with ASC 842, “Leases.” During the years ended 2024, 2023, and 2022, restaurant operations recognized $22,884, $22,687, and $20,426, respectively, in franchise partner fees related to rental income.
Franchise Royalties and Fees
Franchise royalties and fees from Steak n Shake and Western Sizzlin franchisees are based upon a percentage of sales of the franchise restaurant and are recognized as earned. Franchise royalties are billed on a weekly or monthly basis. Initial franchise fees when a new restaurant opens or at the start of a new franchise term are recorded as deferred revenue when received and recognized as revenue over the term of the franchise agreement.
During the years ended December 31, 2024, 2023, and 2022, restaurant operations recognized $463, $1,207, and $1,810, respectively, in revenue related to initial franchise fees. As of December 31, 2024 and 2023, restaurant operations had deferred revenue recorded in accrued expenses related to franchise fees of $1,756 and $2,280, respectively. Restaurant operations expect to recognize approximately $300 of deferred revenue during 2025.
Our advertising arrangements with franchisees are reported in franchise royalties and fees. During the years ended December 31, 2024, 2023, and 2022, restaurant operations recognized $3,290, $4,479, and $6,386, respectively, in revenue related to franchisee advertising fees. As of December 31, 2024 and 2023, restaurant operations had deferred revenue recorded in accrued expenses related to franchisee advertising fees of $1,441 and $1,945, respectively. Restaurant operations expect to recognize approximately $1,000 of deferred revenue during 2025.
Other Revenue
Restaurant operations sells gift cards to customers which can be redeemed in our stores. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as net sales upon redemption. Restaurant operations estimates breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as other revenue in proportion to the rate of gift card redemptions by vintage.

For the years ended December 31, 2024, 2023, and 2022, restaurant operations recognized $4,224, $5,276, and $5,395, respectively, of revenue from gift card redemptions. As of December 31, 2024 and 2023, restaurant operations had deferred revenue recorded in accrued expenses related to unredeemed gift cards of $5,214 and $5,144, respectively. Restaurant operations expect to recognize approximately $2,600 of deferred revenue during 2025.
Insurance Premiums and Commissions
Insurance premiums are earned over the terms of the related policies. Expenses incurred in connection with acquiring new insurance business, including acquisition costs, are charged to operations as incurred. Premiums earned are stated net of amounts ceded to reinsurer.
Oil and Gas
Revenues are derived from the sale of produced oil and natural gas. Revenue is recognized when the performance obligation is satisfied, which typically occurs at the point in time when control of the product transfers to the customer. Payment is generally due within 30 days of delivery.

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

New Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to improve reportable segment disclosure requirements. The new guidance requires that public entities disclose additional information related to significant segment expenses regularly provided to the chief operating decision maker and other segment items. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard retrospectively with such disclosures included in Note 17 to the accompanying Consolidated Financial Statements. The adoption of this standard did not have a material effect on our consolidated financial statements.

Note 1.     Summary of Significant Accounting Policies (continued)
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

In November 2024, the FASB issued Accounting Standards Update 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires detailed disclosure in the notes to the financial statements of specific categories underlying certain expense captions on the income statement. ASU 2024-03 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2027, with early adoption permitted.
Note 2.     Business Acquisitions

During 2022, the Company purchased 90% of Abraxas Petroleum for $80,000. During 2023, the Company acquired the remaining 10% of Abraxas Petroleum for $5,387. Abraxas Petroleum operates oil and natural gas properties in the Permian Basin. The purchase price allocation included $70,200 of oil and gas properties, cash of $21,726, and liabilities, net of other assets of $11,926. The Company’s financial results include the results of Abraxas Petroleum from the date of acquisition, September 14, 2022, to the end of the calendar year.
Note 3.     Investments
Investments were $102,975 and $91,879 as of December 31, 2024 and 2023, respectively. We classify investments in fixed maturity securities at the acquisition date as available-for-sale. Realized gains and losses on disposals of investments are determined on a specific identification basis. Dividends earned on investments held by our insurance companies are reported as investment income. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Investment gains in 2024 and 2023 were $335 and $2,211, respectively.

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
Biglari Capital Corp. is the general partner of the investment partnerships. Biglari Capital Corp. is solely owned by Mr. Biglari. Under the terms of their partnership agreements, each contribution made by the Company to the investment partnerships is subject to a rolling five-year lock-up period. The lock-up period can be waived by the general partner in its sole discretion.

Note 4.     Investment Partnerships (continued)

The fair value and adjustment for Company common stock held by the investment partnerships to determine the carrying value of our partnership interest are presented below.

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2021	$474,201	$223,802	$250,399
Investment partnership gains (losses)	(80,374)	(4,421)	(75,953)
Distributions (net of contributions)	(10,823)		(10,823)
Increase in proportionate share of Company stock held		7,829	(7,829)
Partnership interest at December 31, 2022	$383,004	$227,210	$155,794
Investment partnership gains (losses)	59,238	39,797	19,441
Contributions (net of distributions)	30,530		30,530
Increase in proportionate share of Company stock held		6,662	(6,662)
Partnership interest at December 31, 2023	$472,772	$273,669	$199,103
Investment partnership gains (losses)	117,556	158,614	(41,058)
Contributions (net of distributions)	65,938		65,938
Increase in proportionate share of Company stock held		22,256	(22,256)
Partnership interest at December 31, 2024	$656,266	$454,539	$201,727
The carrying value of the investment partnerships net of deferred taxes is presented below.

	December 31,
	2024	2023
Carrying value of investment partnerships	$201,727	$199,103
Deferred tax liability related to investment partnerships	(17,255)	(27,896)
Carrying value of investment partnerships net of deferred taxes	$184,472	$171,207
Because of a transaction that occurred between The Lion Fund, L.P., and The Lion Fund II, L.P., in 2022, we expect that a majority of the $17,255 deferred tax liability enumerated above will not become due until the dissolution of the investment partnerships. In effect, the tax-basis cost increased for the common stock of certain unaffiliated securities held by the investment partnerships.
The Company’s proportionate share of Company stock held by the investment partnerships at cost was $438,598 and $416,342 at December 31, 2024 and 2023, respectively.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	2024	2023	2022
Gains (losses) from investment partnerships	$(41,058)	$19,440	$(75,953)
Tax expense (benefit)	(12,939)	4,794	(18,992)
Contribution to net earnings	$(28,119)	$14,646	$(56,961)

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

There were no incentive reallocations from Biglari Holdings to Biglari Capital during 2024, 2023, or 2022.

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P., is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of December 31, 2024	$567,387	$367,630
Total liabilities as of December 31, 2024	$20,609	$188,202
Revenue for the year ended December 31, 2024	$156,463	$(14,421)
Earnings for the year ended December 31, 2024	$154,805	$(25,779)
Biglari Holdings’ ownership interest	91.0%	88.5%

Total assets as of December 31, 2023	$371,365	$373,302
Total liabilities as of December 31, 2023	$26,594	$185,024
Revenue for the year ended December 31, 2023	$48,242	$31,157
Earnings for the year ended December 31, 2023	$47,154	$21,135
Biglari Holdings’ ownership interest	89.7%	86.8%

Total assets as of December 31, 2022	$285,071	$330,832
Total liabilities as of December 31, 2022	$10,517	$167,847
Revenue for the year ended December 31, 2022	$(8,353)	$(79,397)
Earnings for the year ended December 31, 2022	$(8,690)	$(82,534)
Biglari Holdings’ ownership interest	88.5%	86.0%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5.     Other Current Assets
Other current assets include the following.

	December 31,
	2024	2023
Deferred commissions on gift cards sold by third parties	$1,136	$1,019
Assets held for sale	1,081	773
Prepaid contractual obligations	5,499	5,593
Other current assets	$7,716	$7,385
The assets classified as held for sale at December 31, 2024 and 2023, include properties which were previously company-operated restaurants.

Note 6.     Property and Equipment
Property and equipment are composed of the following.

	December 31,
	2024	2023
Land	$134,738	$139,897
Buildings	160,282	151,716
Land and leasehold improvements	152,091	149,795
Equipment	213,800	212,424
Oil and gas properties	156,849	145,065
Construction in progress	672	1,629
	818,432	800,526
Less accumulated depreciation, depletion, and amortization	(442,277)	(420,035)
Property and equipment, net	$376,155	$380,491
The depreciation and amortization expense for property and equipment for 2024, 2023, and 2022 was $28,840, $28,751, and $28,879, respectively. The depletion expense related to oil and gas properties was $10,232, $9,533, and $7,024 during 2024, 2023, and 2022, respectively. The accretion expense of the Company’s asset retirement obligations was $771, $695, and $540 during 2024, 2023, and 2022, respectively. Accretion expense is included in depreciation, depletion, and amortization expense within the consolidated statement of earnings. Accumulated depreciation, depletion, and accretion on oil and gas properties was $54,838 and $44,716 as of December 31, 2024 and 2023, respectively.
The Company recorded impairments to restaurant long-lived assets of $107, $3,947, and $3,520 during 2024, 2023, and 2022, respectively. The fair value of the long-lived assets was determined based on Level 3 inputs using a discounted cash flow model and quoted prices for the properties.
We did not record any impairments to our oil and gas assets during 2024. However, if commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves, and cash flows will be adversely impacted.
Abraxas Petroleum recorded gains of $16,700 and $13,563 during 2024 and 2023, respectively, as a result of selling undeveloped reserves. On February 20, 2025, Abraxas Petroleum sold additional undeveloped reserves and a gain of $8,557 will be recorded in the first quarter of 2025. Abraxas may receive future royalties for each of these transactions as the reserves are developed by the respective unaffiliated parties.
Also during 2024 and 2023, the Company recognized net gains of $6,394 and $7,918, respectively, in connection with property sales, lease terminations, and asset disposals which are included in selling, general and administrative expenses in the consolidated statements of earnings.
The property and equipment cost related to finance obligations as of December 31, 2024, is as follows: $50,109 of buildings, $42,842 of land, $30,104 of land and leasehold improvements, and $62,689 of accumulated depreciation.

Note 7.    Asset Retirement Obligations
A reconciliation of the ending aggregate carrying amount of asset retirement obligations is as follows.

	December 31
	2024	2023
Beginning balance	$15,046	$14,645
Liabilities settled	(63)	(294)
Accretion expense	771	695
Asset retirement obligation	$15,754	$15,046
As of December 31, 2024 and 2023, $536 and $730, respectively, is classified as current asset retirement obligations and is included in accounts payable and accrued expenses in the consolidated balance sheets.
Note 8.     Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Insurance	Total
Balance as of December 31, 2022
Goodwill	$28,100	$25,713	$53,813
Accumulated impairment losses	(300)	—	(300)
	$27,800	$25,713	$53,513
Change in foreign exchange rates during 2023	17	—	17
Balance as of December 31, 2023	$27,817	$25,713	$53,530
Impairment losses during 2024	(1,000)	—	(1,000)
Change in foreign exchange rates during 2024	(34)	—	(34)
Balance as of December 31, 2024	$26,783	$25,713	$52,496

We evaluate goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill and indefinite-lived intangible asset impairment evaluations include determining the estimated fair values of our reporting units and indefinite-lived intangible assets. The key assumptions and inputs used in such determinations may include forecasting revenue and expenses, cash flows, and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to earnings as an impairment loss. GAAP allows entities testing for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. For our 2024 annual goodwill impairment testing, we elected to perform qualitative assessments for our reporting units. No indicators of impairment were noted in our insurance reporting units. During the second quarter of 2024, we performed our annual assessment of our recoverability of goodwill related to the Western Sizzlin reporting unit and an impairment of $1,000 was recorded. There was no impairment recorded by Steak n Shake. No impairment was recorded for our reporting units in 2023.

Note 8.     Goodwill and Other Intangible Assets (continued)

Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance as of December 31, 2022
Intangibles	$15,876	$10,889	$26,765
Accumulated impairment losses	—	(3,748)	(3,748)
	$15,876	$7,141	$23,017
Change in foreign exchange rates during 2023	—	213	213
Balance as of December 31, 2023	$15,876	$7,354	$23,230
Change in foreign exchange rates during 2024	—	(410)	(410)
Balance as of December 31, 2024	$15,876	$6,944	$22,820
Intangible assets with indefinite lives consist of trade names and lease rights. No impairment was recorded in 2024. During 2023, $20 of impairment was recorded.
Note 9.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	December 31,
	2024	2023
Accounts payable	$28,542	$22,448
Gift cards and other marketing	6,655	7,089
Insurance accruals	1,746	2,565
Compensation	4,911	12,821
Deferred revenue	3,723	5,314
Taxes payable	8,134	11,050
Oil and gas payable	1,912	3,560
Professional fees	3,052	620
Due to broker	3,517	—
Other	1,189	1,276
Accounts payable and accrued expenses	$63,381	$66,743

Note 10.     Unpaid Loss and Loss Adjustment Expense
Other liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under insurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, net of reinsurance, for each of the years ended December 31, 2024 and 2023 follows.

	2024	2023
Balance at beginning of year:
Gross liabilities	$16,105	$17,520
Reinsurance recoverable on unpaid losses	(937)	(715)
Net liabilities	15,168	16,805
Incurred losses and loss adjustment expenses:
Current accident year	45,445	39,303
Prior accident years	(1,802)	(3,634)
Total	43,643	35,669
Paid losses and loss adjustment expenses:
Current accident year	35,052	30,554
Prior accident years	6,509	6,752
Total	41,561	37,306
Balance at December 31:
Net liabilities	17,250	15,168
Reinsurance recoverable on unpaid losses	778	937
Gross liabilities	$18,028	$16,105
We recorded net reductions of estimated ultimate liabilities for prior accident years of $1,802 in 2024 and $3,634 in 2023. These reductions, as a percentage of net liabilities at the beginning of each year, were 11.9% in 2024 and 21.6% in 2023.

Note 10.     Unpaid Losses and Loss Adjustment Expenses (continued)

Our net incurred and paid liability losses and loss adjustment expenses are summarized by accident year below. IBNR and case development liabilities are as of December 31, 2024.

	Incurred Losses and Loss Adjustment Expenses through December 31,
Accident Year	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024	IBNR and Case Development Liabilities	Cumulative Number of Reported Claims
2017	$29,627	$28,778	$28,895	$28,537	$28,189	$28,213	$28,171	$28,196	$186	3,315
2018		26,576	26,650	26,455	26,385	26,328	26,194	26,187	109	3,359
2019			27,331	26,746	26,444	26,325	25,972	25,223	11	3,127
2020				26,415	25,118	24,305	23,804	23,827	56	3,088
2021					26,555	26,527	26,267	26,597	693	3,196
2022						34,356	32,137	31,674	1,886	3,174
2023							35,450	34,695	3,577	3,283
2024								41,225	9,782	4,066
								$237,624

	Cumulative Paid Losses and Loss Adjustment Expenses through December 31,
Accident Year	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
2017	$22,293	$25,491	$26,991	$27,584	$27,815	$27,990	$27,992	$28,010
2018		20,246	23,796	24,844	25,589	25,974	26,049	26,078
2019			20,755	23,787	24,647	25,357	25,831	25,212
2020				20,481	22,614	23,386	23,481	23,771
2021					19,649	22,800	24,393	25,904
2022						24,775	28,738	29,788
2023							27,252	31,118
2024								31,443
Paid losses and loss adjustment expenses								221,324
Incurred less paid losses and loss adjustment expenses								16,300
Unpaid loss adjustment expenses								950
Net unpaid losses and loss adjustment expenses								$17,250
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

Note 11.     Income Taxes
The components of the provision for income taxes consist of the following.

	2024	2023	2022
Current:
Federal	$2,702	$2,197	$1,935
State	1,392	544	2,925
Deferred	(8,489)	6,567	(15,582)
Income tax expense (benefit)	$(4,395)	$9,308	$(10,722)

Reconciliation of effective income tax:
Tax at U.S. statutory rates	$(1,711)	$13,618	$(9,036)
State income taxes, net of federal benefit	(2,485)	1,572	(555)
Federal income tax credits	(144)	(1,309)	(106)
Dividends received deduction	(910)	(1,169)	(1,183)
Valuation allowance	788	709	614
162(m) compensation limitation	91	1,506	—
Foreign tax rate differences	(118)	(97)	(124)
Abraxas tax attributes	—	(5,660)	—
Other	94	138	(332)
Income tax expense (benefit)	$(4,395)	$9,308	$(10,722)

The Company did not have a net tax expense or benefit on income from international operations. Losses before income taxes derived from domestic operations during 2024 were $4,955, earnings before income taxes derived from domestic operations during 2023 were $67,736, and losses before income taxes derived from domestic operations during 2022 were $40,624. Losses before income taxes derived from international operations during 2024, 2023, and 2022 were $3,199, $2,889, and $2,403, respectively.
During 2023, the Company recognized tax benefits associated with the tax attributes of Abraxas Petroleum’s oil and gas properties.

Note 11.     Income Taxes (continued)

As of December 31, 2024, we had $506 of unrecognized tax benefits, including $91 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. As of December 31, 2023, we had $348 of unrecognized tax benefits, including $48 of interest and penalties, which is included in other long-term liabilities in the consolidated balance sheet. Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense. The unrecognized tax benefits of $506 would impact the effective income tax rate if recognized. Adjustments to the Company’s unrecognized tax benefit for gross increases for the current period tax position, gross decreases for prior period tax positions, and the lapse of statutes of limitations during 2024, 2023, and 2022 were not significant.
We file income tax returns which are periodically audited by various foreign, federal, state, and local jurisdictions. With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2021. We believe we have certain state income tax exposures related to fiscal years 2020 through 2024.
Deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Our deferred tax assets and liabilities consist of the following.

	December 31,
	2024	2023
Deferred tax assets:
Insurance reserves	$1,572	$1,734
Compensation accruals	308	653
Gift card accruals	214	749
Net operating loss credit carryforward	20,898	19,840
Valuation allowance on net operating losses	(15,477)	(14,643)
Deferred income	272	351
Bad debt reserve	743	667
Other	1,393	313
Total deferred tax assets	9,923	9,664

Deferred tax liabilities:
Investment partnerships	17,255	27,896
Investments	557	288
Goodwill and intangibles	19,068	16,350
Fixed assets and depletable assets basis difference	2,436	3,069
Total deferred tax liabilities	39,316	47,603
Net deferred tax liability	$(29,393)	$(37,939)
Accounts payable and accrued expenses include income taxes receivable of $613 as of December 31, 2024, and income taxes payable of $980 as of December 31, 2023.

Note 12.     Lines of Credit
Biglari Holdings Lines of Credit
Biglari Holdings’ line of credit dated September 13, 2022 was amended on September 13, 2024 and the available line of credit was increased to $35,000. The line of credit matures on September 13, 2026. The line of credit includes customary covenants as well as financial maintenance covenants. There was a $35,000 balance of the line of credit on December 31, 2024. There was no balance on the line of credit on December 31, 2023. Our interest rate was 7.1% on December 31, 2024 and 8.1% on December 31, 2023, respectively.

On November 8, 2024, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $75,000. The line of credit will be available on a revolving basis until November 7, 2027. The line of credit includes customary covenants as well as financial maintenance covenants. The balance of the line of credit was $10,000 on December 31, 2024. Our interest rate was 7.8% on December 31, 2024.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of December 31, 2024 and 2023, Western Sizzlin had no debt outstanding under its revolver.

Note 13.     Lease Assets and Obligations

Lease obligations include the following.

	December 31,
	2024	2023
Current portion of lease obligations
Finance lease liabilities	$1,250	$1,258
Finance obligations	4,664	4,826
Operating lease liabilities	8,535	8,771
Total current portion of lease obligations	$14,449	$14,855

Long-term lease obligations
Finance lease liabilities	$2,747	$3,581
Finance obligations	60,386	56,471
Operating lease liabilities	27,606	26,337
Total long-term lease obligations	$90,739	$86,389

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

Total lease costs consist of the following.

	2024	2023	2022
Finance lease costs:
Amortization of right-of-use assets	$918	$949	$1,290
Interest on lease liabilities	318	345	422
Operating and variable lease costs	11,531	12,158	14,186
Sublease income	(11,895)	(11,874)	(11,450)
Total lease costs	$872	$1,578	$4,448

Note 13.     Lease Assets and Obligations (continued)

Supplemental cash flow information related to leases is as follows.

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,226	$1,220
Operating cash flows from finance leases	$318	$345
Operating cash flows from operating leases	$10,831	$12,469
Supplemental balance sheet information related to leases is as follows.

	December 31,
	2024	2023
Finance leases:
Property and equipment, net	$2,980	$3,574

Weighted-average lease terms and discount rates are as follows.

2024
Weighted-average remaining lease terms:
Finance leases	4.34 years
Operating leases	6.18 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%

Maturities of lease liabilities as of December 31, 2024, are as follows.

Year	Operating Leases	Finance Leases
2025	$10,714	$1,486
2026	8,310	1,163
2027	5,913	828
2028	5,094	437
2029	4,038	205
After 2029	10,213	524
Total lease payments	44,282	4,643
Less interest	8,141	646
Total lease liabilities	$36,141	$3,997

Rent expense is presented below.

	2024	2023	2022
Minimum rent	$12,284	$12,712	$14,333
Contingent rent	8	73	105
Rent expense	$12,292	$12,785	$14,438

Note 13.     Lease Assets and Obligations (continued)

Lease Income
The components of lease income are as follows.

	2024	2023	2022
Operating lease income	$16,863	$16,343	$15,698
Variable lease income	7,115	7,349	5,875
Total lease income	$23,978	$23,692	$21,573

The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of December 31, 2024. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
2025	$622	$476
2026	225	509
2027	206	521
2028	86	532
2029	—	548
After 2029	—	2,633
Total future minimum receipts	$1,139	$5,219

Note 14.     Related Party Transactions
Services Agreement
During 2017, the Company entered into a services agreement with Biglari Enterprises LLC and Biglari Capital Corp. (collectively, the “Biglari Entities”) under which the Biglari Entities provide business and administrative related services to the Company. The Biglari Entities are owned by Mr. Biglari. The services agreement has a rolling five-year term, with annual adjustments to the fixed fee. The fixed fee was $700 per month from its inception in October 2017 to November 2023. The fixed fee was $800 per month from December 2023 to September 2024 and $900 per month from October 2024 to December 2024.

The Company paid Biglari Enterprises $9,900 in service fees during 2024 and $8,500 during 2023. The services agreement does not alter the Company’s hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
Investments in The Lion Fund, L.P., and The Lion Fund II, L.P.
As of December 31, 2024, the Company’s investments in The Lion Fund, L.P., and The Lion Fund II, L.P., had a fair value of $656,266.

Contributions to and distributions from The Lion Fund, L.P., and The Lion Fund II, L.P., were as follows.

	2024	2023	2022
Contributions	$75,938	$45,030	$59,877
Distributions	(10,000)	(14,500)	(70,700)
	$65,938	$30,530	$(10,823)
The investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements. The lock-up period can be waived by the general partner in its sole discretion.

Note 14.     Related Party Transactions (continued)

As the general partner of the investment partnerships, Biglari Capital will earn an incentive reallocation fee, on December 31 of each year, for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high-water mark. There were no incentive reallocations in 2024, 2023, or 2022. Gains on the Company’s common stock and the related incentive reallocations are eliminated in our financial statements.

Incentive Agreement
The Incentive Agreement establishes a performance-based annual incentive payment for Mr. Biglari contingent upon the growth in adjusted equity in each year attributable to our operating businesses. In order for Mr. Biglari to receive any incentive, our operating businesses must achieve an annual increase in shareholders’ equity in excess of 6% (the “hurdle rate”) above the previous highest level (the “high-water mark”). Mr. Biglari will receive 25% of any incremental book value created above the high-water mark plus the hurdle rate. Mr. Biglari earned incentive fees of $455 and $7,271 during 2024 and 2023, respectively. The 2023 incentive fee was paid during 2024. The 2024 incentive fee will be paid in 2025 and is recorded as accrued compensation within accounts payable and accrued expenses as of December 31, 2024.
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

Note 16.     Fair Value of Financial Assets (continued)

Bonds: The Company’s investments in bonds consist of both corporate and government debt. Bonds may be classified as Level 1 or Level 2 of the fair value hierarchy.

As of December 31, 2024 and 2023, the fair values of financial assets were as follows.

	December 31,
	2024				2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$11,684	$—	$—	$11,684	$2,374	$—	$—	$2,374
Equity securities:
Consumer goods	39,706	—	—	39,706	26,660	—	—	26,660
Other	5,569	—	—	5,569	3,171	—	—	3,171
Bonds:
Government	52,328	5,245	—	57,573	61,536	—	—	61,536
Corporate	—	750	—	750	3,199	—	—	3,199
Total assets at fair value	$109,287	$5,995	$—	$115,282	$96,940	$—	$—	$96,940
There were no changes in the valuation techniques used to measure fair values on a recurring basis.
Note 17.     Business Segment Reporting
Our reportable business segments are organized in a manner that reflects how management views those business activities. Biglari Holdings’ diverse businesses are managed on an unusually decentralized basis. Our restaurant operations include Steak n Shake and Western Sizzlin. Our insurance operations include First Guard, Southern Pioneer, and Biglari Reinsurance. Our oil and gas operations include Southern Oil and Abraxas Petroleum. The Company also reports segment information for Maxim. Other business activities not specifically identified with reportable business segments are presented under corporate and other. We report our earnings from investment partnerships separately. The Company’s chief operating decision maker is the Chief Executive Officer who is ultimately responsible for significant capital allocation decisions, evaluating operating performance and selecting the chief executive to head each of the operating segments. The cost and expense information provided is based on the information regularly provided to the chief operating decision maker. Given the varied operating segments and differences in revenue streams and cost structures, there are wide variances in the form, content, and levels of such expense information significant to the business. With respect to insurance underwriting, the chief operating decision maker considers pre-tax underwriting earnings. Typically, there are no budgeted or forecasted premiums. For most non-insurance businesses, pre-tax earnings are considered in allocating resources and capital.

Note 17. Business Segment Reporting (continued)

A disaggregation of our consolidated data for each of the three most recent years is presented in the tables which follow.

Insurance
	2024
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$37,691	$28,118	$65,809	$3,928	$2,956	$72,693
Cost and expenses:
Insurance losses	27,236	16,407	43,643	—	—	43,643
Underwriting expenses	6,417	11,311	17,728	—	—	17,728
Other segment items	—	—	—	—	2,232	2,232
Total costs and expenses	33,653	27,718	61,371	—	2,232	63,603
Earnings before income taxes	$4,038	$400	$4,438	$3,928	$724	$9,090

	2023
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$36,917	$24,308	$61,225	$3,074	$2,973	$67,272
Cost and expenses:
Insurance losses	20,861	14,807	35,668	—	—	35,668
Underwriting expenses	6,564	10,539	17,103	—	—	17,103
Other segment items	—	—	—	—	1,418	1,418
Total costs and expenses	27,425	25,346	52,771	—	1,418	54,189
Earnings before income taxes	$9,492	$(1,038)	$8,454	$3,074	$1,555	$13,083

	2022
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$35,914	$24,035	$59,949	$1,380	$3,211	$64,540
Cost and expenses:
Insurance losses	22,299	14,888	37,187	—	—	37,187
Underwriting expenses	7,037	10,424	17,461	—	—	17,461
Other segment items	—		—	—	(12)	(12)
Total costs and expenses	29,336	25,312	54,648	—	(12)	54,636
Earnings before income taxes	$6,578	$(1,277)	$5,301	$1,380	$3,223	$9,904

Other segment items include general and administrative costs, depreciation, and other income.

Note 17. Business Segment Reporting (continued)

Restaurant
	2024
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$240,846	$10,601	$251,447
Cost and expenses:
Cost of food	44,440	3,451	47,891
Labor costs	47,884	2,547	50,431
Occupancy and other	47,511	2,977	50,488
Selling, general and administrative	53,870	44	53,914
Depreciation, amortization and impairment	27,042	67	27,109
Total costs and expenses	220,747	9,086	229,833
Earnings before income taxes	$20,099	$1,515	$21,614

	2023
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$239,956	$10,901	$250,857
Cost and expenses:
Cost of food	41,562	3,431	44,993
Labor costs	44,663	2,427	47,090
Occupancy and other	48,092	2,925	51,017
Selling, general and administrative	48,558	258	48,816
Depreciation, amortization and impairment	30,911	67	30,978
Total costs and expenses	213,786	9,108	222,894
Earnings before income taxes	$26,170	$1,793	$27,963

	2022
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$231,820	$9,748	$241,568
Cost and expenses:
Cost of food	41,246	3,215	44,461
Labor costs	48,354	2,170	50,524
Occupancy and other	48,140	2,632	50,772
Selling, general and administrative	51,658	175	51,833
Depreciation, amortization and impairment	30,944	72	31,016
Total costs and expenses	220,342	8,264	228,606
Earnings before income taxes	$11,478	$1,484	$12,962

Note 17. Business Segment Reporting (continued)

Oil and Gas
	2024
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$22,590	$14,355	$36,945
Cost and expenses:
Production costs	9,517	7,119	16,636
Depreciation and depletion	6,202	4,900	11,102
General and administrative	3,718	2,417	6,135
Total costs and expenses	19,437	14,436	33,873

Gains on sales of properties	16,700	—	16,700

Earnings before income taxes	$19,853	$(81)	$19,772

	2023
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$27,576	$17,495	$45,071
Cost and expenses:
Production costs	9,605	7,760	17,365
Depreciation and depletion	6,359	3,980	10,339
General and administrative	2,765	2,399	5,164
Total costs and expenses	18,729	14,139	32,868

Gains on sales of properties	13,563	—	13,563

Earnings before income taxes	$22,410	$3,356	$25,766

	2022
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$11,455	$46,091	$57,546
Cost and expenses:
Production costs	4,487	13,355	17,842
Depreciation and depletion	2,510	5,503	8,013
General and administrative	3,806	2,694	6,500
Total costs and expenses	10,803	21,552	32,355

Gains on sales of properties	—	—	—

Earnings before income taxes	$652	$24,539	$25,191

Note 17. Business Segment Reporting (continued)

	Maxim
	2024	2023	2022
Revenue	$1,029	$2,118	$4,577
Cost and expenses:
Licensing and media cost	2,036	1,840	2,695
General and administrative	173	267	122
Total costs and expenses	2,209	2,107	2,817
Earnings before income taxes	$(1,180)	$11	$1,760

	Capital Expenditures
	2024	2023	2022
Operating Businesses:
Restaurant	$21,812	$21,294	$24,470
Insurance	152	309	1,558
Oil and Gas	11,783	544	906
Operating Businesses	33,747	22,147	26,934
Corporate and other	36	1,258	2,812
	$33,783	$23,405	$29,746

	Depreciation, Depletion, and Amortization
	2024	2023	2022
Operating Businesses:
Restaurant	$27,002	$27,031	$27,496
Insurance	341	339	193
Oil and Gas	11,102	10,339	8,013
Operating Businesses	38,445	37,709	35,702
Corporate and other	1,398	1,270	741
	$39,843	$38,979	$36,443

Note 17. Business Segment Reporting (continued)

Reconciliation of revenues and earnings (loss) before income taxes of our business segments to the consolidated amounts for each of the three years ended December 31 follows.

	Revenues
	2024	2023	2022
Total operating businesses	$362,114	$365,318	$368,231
Investment partnership gains (losses)	—	—	—
Investment gains (losses)	—	—	—
Interest expenses not allocated to segments	—	—	—
Corporate and other	—	—	—
Revenues	$362,114	$365,318	$368,231

	Earnings (losses) before income taxes
	2024	2023	2022
Total operating businesses	$49,296	$66,823	$49,817
Investment partnership gains (losses)	(41,058)	19,440	(75,953)
Investment gains (losses)	335	2,211	(3,393)
Interest expenses not allocated to segments	(771)	(681)	(399)
Corporate and other	(15,956)	(22,946)	(13,099)
Earnings before income taxes	$(8,154)	$64,847	$(43,027)
A disaggregation of our consolidated assets is presented in the table that follows.

	Identifiable Assets
	December 31,
	2024	2023
Reportable segments:
Restaurant Operations:
Steak n Shake	$322,918	$325,229
Western Sizzlin	20,534	20,296
Total Restaurant Operations	343,452	345,525

Insurance Operations:
First Guard	52,726	67,204
Southern Pioneer	67,808	76,324
Biglari Reinsurance	9,042	—
Total Insurance Operations	129,576	143,528

Oil and Gas Operations:
Abraxas Petroleum	58,992	66,155
Southern Oil	49,259	43,644
Total Oil and Gas Operations	108,251	109,799

Maxim	17,098	16,056
Corporate	66,029	35,411
Investment partnerships	201,727	199,103
	$866,133	$849,422

Note 18.     Supplemental Disclosures of Cash Flow Information
A summary of supplemental cash flow information for each of the three years ending December 31, 2024, 2023, and 2022 is presented in the following table.

	2024	2023	2022
Cash paid during the year for:
Interest on debt	$528	$710	$359
Interest on obligations under leases	5,361	5,114	5,493
Income taxes	5,938	5,677	1,092
Non-cash investing and financing activities
Capital expenditures in accounts payable	2,857	2,077	1,897
Finance lease additions	383	694	—
Note 19.     Subsequent Events
On December 26, 2024, Abraxas Petroleum entered into an agreement to sell undeveloped reserves. The transaction closed on February 20, 2025. As a result of the transaction, a gain of $8,557 will be recorded in the first quarter of 2025. Abraxas Petroleum may receive future royalties as a result of this transaction.
Note 20.     Supplemental Oil and Gas Disclosures (Unaudited)
The Company has determined it had significant oil and gas producing activities during the years ended December 31, 2024, December 31, 2023, and December 31, 2022, in accordance with ASC 932 “Extractive Activities — Oil and Gas.”
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

We engaged Netherland, Sewell & Associates, Inc., to prepare our reserve estimates for all of our estimated proved reserves at December 31, 2024. All proved oil and natural gas reserves are located in the United States, primarily offshore in Louisiana state waters and in the Permian Basin.

Note 20.     Supplemental Oil and Gas Disclosures (Unaudited) (continued)

The following table sets forth our estimate of the net proved oil and gas reserves for the years ended December 31, 2024 and 2023.

	Oil (MBbl)	Gas (MMcf)	Liquids (MBbl)	MBOE
Total proved reserves at December 31, 2022	4,971	40,249	1,508	13,188
Revisions	(512)	(14,934)	(42)	(3,043)
Extensions	219	470	66	362
Acquisition of reserves	—	—	—	—
Production	(542)	(2,181)	(111)	(1,016)
Total proved reserves at December 31, 2023	4,136	23,604	1,421	9,491
Revisions	(113)	(2,355)	10	(495)
Extensions	—	—	—	—
Acquisition of reserves	—	—	—	—
Production	(480)	(1,775)	(128)	(904)
Total proved reserves at December 31, 2024	3,543	19,474	1,303	8,092

Proved developed reserves
December 31, 2024	3,413	19,206	1,264	7,878
December 31, 2023	3,534	21,395	1,355	8,455

Proved undeveloped reserves
December 31, 2024	130	269	39	214
December 31, 2023	602	2,209	66	1,036

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
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves
The standardized measure of discounted future net cash flows presented in the following table was computed using the 12-month unweighted average of the first-day-of-the-month commodity prices, the costs in effect at December 31, 2024 and 2023, and a 10 percent discount factor. The Company cautions that actual future net cash flows may vary considerably from these estimates. Although the Company’s estimates of total proved reserves, development costs, and production rates were based on the best available information, the development and production of the crude oil and natural gas reserves may not occur in the periods assumed. Actual prices realized, costs incurred, and production quantities may vary significantly from those used. Therefore, the estimated future net cash flow computations should not be considered to represent the Company’s estimate of the expected revenues or the current value of proved reserves.

Note 20.     Supplemental Oil and Gas Disclosures (Unaudited) (continued)

The following table sets forth the standardized measure of discounted future net cash flows attributable to proved crude oil and natural gas reserves as of December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Future cash inflows	$294,708	$367,867
Future production costs	(148,105)	(172,239)
Future development and abandonment costs	(19,419)	(28,533)
Future income tax expense	(18,160)	(22,919)
Future net cash flows	109,024	144,176
10% annual discount for estimated timing of cash flows	(37,098)	(51,727)
Standardized measure of discounted future net cash flows	$71,926	$92,449

Changes in Standardized Measure of Discounted Future Net Cash Flows
Principle changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves are as follows.

Standardized measure at December 31, 2022	$210,067
Net change in prices and production costs	(86,323)
Net change in future development costs	(101)
Sales of oil and natural gas, net of production expenses	(27,706)
Extensions	8,836
Revisions of previous quantity estimates	(59,164)
Net change in taxes	30,792
Accretion of discount	22,641
Changes in timing and other	(6,593)
Standardized measure at December 31, 2023	$92,449
Net change in prices and production costs	(11,150)
Net change in future development costs	(674)
Sales of oil and natural gas, net of production expenses	(20,290)
Extensions	—
Revisions of previous quantity estimates	(7,529)
Previously estimated development costs incurred	10,343
Net change in taxes	2,738
Accretion of discount	10,897
Changes in timing and other	(4,858)
Standardized measure at December 31, 2024	$71,926

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2024, because of certain material weaknesses in our internal control over financial reporting, as further described below. Notwithstanding this material weakness, our management concluded that our consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).
Management’s Report on Internal Control Over Financial Reporting
The management of Biglari Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f). Under the supervision of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as required by the Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of December 31, 2024.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Control Environment. The Company did not exercise sufficient oversight in order to design and operate effective internal controls based on the criteria established in the COSO framework. The Company manages its operating businesses on a decentralized basis. Decentralized operations can inherently create additional control risks, and the Company did not design effective internal control over financial reporting to mitigate these risks. The material weakness in the control environment led to the additional material weaknesses detailed below.
Risk Assessment. The Company did not design and implement an effective risk assessment based on the criteria established in the COSO framework. A material weakness, either individually or in the aggregate, was identified pertaining to (i) identifying, assessing, and communicating appropriate objectives; (ii) identifying and analyzing risks to achieve these objectives; and (iii) implementing an effective risk assessment to identify and assess changes in the business if such changes were to occur.
Control Activities. The Company did not effectively design and implement control activities to support the operating effectiveness of controls to prevent and detect potential material errors based on the criteria established in the COSO framework. As a result, the following control deficiencies constitute material weaknesses, individually and in the aggregate: (i) ineffective general information technology controls for restricting access, processing transactions as well as adequate change management processes, and (ii) ineffective controls related to the review and approval of journal entries and reconciliations. These material weaknesses resulted in insufficiently designed controls within our insurance and oil and gas subsidiaries. These deficiencies resulted in material weaknesses, individually or in the aggregate, for the remaining control activities of these subsidiaries. Additionally, the material weaknesses identified at these subsidiaries resulted in a material weakness, individually or in the aggregate, in the control activities supporting financial reporting at the holding company level as a result of its dependency on that information.
Information and Communication. We identified control deficiencies that constitute material weaknesses, either individually or in the aggregate, related to (i) internal communication of information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control; and (ii) communicating with our Board of Directors regarding matters affecting the functioning of internal control based on the criteria established in the COSO framework.

Monitoring Activities. The Company did not maintain effective monitoring activities to determine whether the components of internal control over financial reporting were present and functioning based on the criteria established in the COSO framework.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024.
Remediation Plans and Status
We are committed to maintaining a strong internal control environment and implementing measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated as soon as practicable. We will complete our remediation actions with consideration of our decentralized operations. The Company has engaged a third-party provider of internal control services to assist us with designing and implementing controls to address the material weaknesses. We will design and implement a risk assessment process, and establish processes and controls to support an effective control environment. These actions are intended to enable the Company to enhance our monitoring of our internal controls over financial reporting as well as enhance required communication. In addition, we will design and implement controls to address material weaknesses in control activities including segregation of duties and general information technology controls.
As the Company continues to evaluate its internal controls, it may take additional remediation actions. Our material weaknesses will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective.
Inherent Limitations on Effectiveness of Controls and Procedures
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
Changes in Internal Control over Financial Reporting
Except for the identification of the material weaknesses above, there were no changes during the year ended December 31, 2024, in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Biglari Holdings Inc.
March 1, 2025

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
Item 11.     Executive Compensation
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Item 14.     Principal Accountant Fees and Services
The information required by Part III Items 10, 11, 12, 13 and 14 will be contained in the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, to be filed on or before April 16, 2025, and such information is incorporated herein by reference.
Part IV
Item 15.     Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
The following Consolidated Financial Statements, as well as the Reports of Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this report:

PAGE
Reports of Independent Registered Public Accounting Firm (PCAOB ID No 34)	25-28
Consolidated Balance Sheets	29
Consolidated Statements of Earnings	30
Consolidated Statements of Comprehensive Income	31
Consolidated Statements of Cash Flows	32
Consolidated Statements of Changes in Shareholders’ Equity	33
Notes to Consolidated Financial Statements	34
Management’s Report on Internal Control over Financial Reporting	62-63
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

10.09**	Amended revolving line of credit note between Biglari Holdings Inc. and Texas Partners Bank.
10.10**	Loan agreement, dated November 8, 2024, between Biglari Holdings Inc. and International Bank of Commerce.
19.01**	Insider Trading Policies and Procedures
21.01**	Subsidiaries of the Company.
31.01**	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02**	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	Report of Netherland, Sewell & Associates Inc. Independent Petroleum Engineers and Geologists.
101	Interactive Data Files
104	Cover page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to the Annual Report on Form 10-K.
**	Filed herewith.
***	Furnished herewith.

Item 16.     Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2025.

BIGLARI HOLDINGS INC.

By:	/s/ BRUCE LEWIS
Bruce Lewis Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 1, 2025.

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