Form 10-K/A
period 2024-12-31
Biglari Holdings Inc.
filed 2025-03-31
CIK 1726173

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $190,530,762.

Number of shares of common stock outstanding as of February 25, 2025:

Class A common stock –	206,864
Class B common stock –	2,068,640
DOCUMENTS INCORPORATED BY REFERENCE
None

Page

PART IV

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings”, “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 (the “Original Filing”), to include separate audited financial statements of The Lion Fund II, L.P. (the “Lion Fund II”) pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”) in Part IV, Item 15. The audited financial statements of the Lion Fund II (the “Lion Fund II Financial Statements”) were not available at the time of the Original Filing. In accordance with Rule 3-09(b)(2), the Lion Fund II Financial Statements are being filed as an amendment to the Original Filing within 90 days after the end of the Lion Fund II’s fiscal year.

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

Item 15. Exhibits and Financial Statement Schedules

INDEPENDENT AUDITOR’S REPORT

To the Partners of The Lion Fund II, L.P.

Opinion

We have audited the financial statements of The Lion Fund II, L.P. (the "Fund"), which comprise the statement of assets and liabilities, including the condensed schedule of investments, as of December 31, 2024 and 2023, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the financial statements (collectively referred to as the "financial statements").
In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in accordance with accounting principles generally accepted in the United States of America.
Basis for Opinion

We conducted our audits in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor's Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Fund and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
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
In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund's ability to continue as a going concern for one year after the date that the financial statements are issued.
Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor's report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

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
•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control. Accordingly, no such opinion is expressed.
•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.
•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund's ability to continue as a going concern for a reasonable period of time.
We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
March 31, 2025

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF ASSETS AND LIABILITIES

	December 31, 2024	December 31, 2023
ASSETS:
Investments in securities — at fair value	$366,541,274	$372,564,039
Cash and cash equivalents	1,088,624	701,913
Accrued dividend	—	36,459
Total assets	$367,629,898	$373,302,411

LIABILITIES:
Due to broker	$187,986,764	$184,733,519
Derivatives — at fair value	—	26,187
Accrued interest	140,597	166,460
Accounts payable	75,051	98,090
Total liabilities	$188,202,412	$185,024,256

PARTNERS’ CAPITAL	$179,427,486	$188,278,155

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022
INVESTMENT INCOME:
Dividends and interest	$8,001,436	$12,279,938	$11,928,503

EXPENSES:
Professional fees	80,961	91,250	68,625
Interest expense	11,265,205	9,929,151	3,065,510
Other expense	11,866	925	2,697

NET INVESTMENT INCOME	(3,356,596)	2,258,612	8,791,671

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) from investments	3,442,387	479,975	(3,755,441)
Loss on capital distribution	(376,664)	—	(10,243,786)
Net change in unrealized appreciation - investments	(25,487,899)	18,396,673	(77,326,489)

NET INCREASE (DECREASE) IN PARTNERS’ CAPITAL RESULTING FROM OPERATIONS	$(25,778,772)	$21,135,260	$(82,534,045)

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	General Partner	Limited Partners	Total
PARTNERS’ CAPITAL - December 31, 2021	$20,643,178	$412,961,889	$433,605,067
Capital contributions	500,000	55,554,841	56,054,841
Capital distributions	(1,750,000)	(242,390,468)	(244,140,468)
Net decrease from operations	(4,325,953)	(78,208,092)	(82,534,045)
PARTNERS’ CAPITAL - December 31, 2022	$15,067,225	$147,918,170	$162,985,395
Capital contributions	—	41,530,000	41,530,000
Capital distributions	(1,000,000)	(36,372,500)	(37,372,500)
Net increase from operations	2,087,359	19,047,901	21,135,260
PARTNERS’ CAPITAL - December 31, 2023	$16,154,584	$172,123,571	$188,278,155
Capital contributions	—	50,734,000	50,734,000
Capital distributions	(1,947,009)	(31,858,888)	(33,805,897)
Net decrease from operations	(2,180,603)	(23,598,169)	(25,778,772)
PARTNERS’ CAPITAL - December 31, 2024	$12,026,972	$167,400,514	$179,427,486

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in partners’ capital resulting from operations	$(25,778,772)	$21,135,260	$(82,534,045)
Adjustments to reconcile net increase (decrease) in partners’ capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses from investments	(3,442,387)	(479,975)	3,755,441
Net change in unrealized appreciation - investments	25,487,899	(18,396,673)	77,326,489
Proceeds from sale of investments	13,769,653	15,821,639	108,346,506
Purchases of investments in securities	(52,054,139)	(60,595,703)	(189,427,344)
Loss on capital distribution	376,664	—	10,243,786
Changes in due to broker	3,253,245	17,085,653	67,263,731
Changes in interest payable	(25,863)	30,792	135,668
Change in accrued dividends	36,459	(22,092)	(14,367)
Changes in accounts payable	(23,039)	34,590	9,187
Net cash used in operating activities	(38,400,280)	(25,386,509)	(4,894,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	50,734,000	41,530,000	44,747,000
Distributions to partners	(11,947,009)	(15,500,000)	(69,450,000)
Net cash provided by (used in) financing activities	38,786,991	26,030,000	(24,703,000)

NET INCREASE (DECREASE) IN CASH	386,711	643,491	(29,597,948)

CASH and CASH EQUIVALENTS - Beginning of year	701,913	58,422	29,656,370

CASH and CASH EQUIVALENTS - End of year	$1,088,624	$701,913	$58,422

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$11,291,068	$9,929,151	$3,065,510
Non-Cash Investing and Financing Activities
Contributions from partners	$—	$—	$11,307,841
Distributions to partners	$21,858,888	$21,872,500	$174,690,468

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2024:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Consumer products:
Ferrari N.V.	401,500	$171,135,702
Other		10,151,440
Restaurant:
Cracker Barrel Old Country Store, Inc.	2,000,000	105,720,000
El Pollo Loco	4,000,000	46,160,000
Jack in the Box Inc.	531,183	22,118,460
Other securities		11,255,672

TOTAL SECURITIES OWNED (cost $388,166,396)		$366,541,274

AS OF DECEMBER 31, 2023:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Consumer products:
Ferrari N.V.	368,500	$124,353,415
Other		8,247,051
Restaurant:
Cracker Barrel Old Country Store, Inc.	2,000,000	154,160,000
El Pollo Loco	4,000,000	35,280,000
Jack in the Box Inc.	531,183	43,360,468
Other securities		7,163,105

TOTAL SECURITIES OWNED (cost $368,694,462)		$372,564,039

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

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
There were neither liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax returns. The Fund has reviewed open tax years and has concluded that there is no significant tax liability resulting from uncertain tax provisions. 2023, 2022 and 2021 remain open for both federal and state jurisdictions.
Cash and Cash Equivalents — Any highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents. The cash and cash equivalent balances as of December 31, 2024 and 2023 represent cash held by the custodians of the Fund’s investments.
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
Due to Broker — Due to broker represents margin debt balances. The balance was $187,986,764 and $184,733,519 on December 31, 2024 and 2023, respectively. Our interest rate was 5.31% on December 31, 2024.
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
3.RELATED-PARTY TRANSACTIONS
The General Partner is entitled to receive a performance reallocation of 25% of the increase in net assets annually. This reallocation is subject to a 6% performance hurdle rate that the Fund’s performance must exceed in order for the General Partner to be entitled to such reallocation. Additionally, this reallocation is subject to a high-water mark provision. The General Partner did not earn a performance reallocation during 2024, 2023 or 2022.
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

Level 1 securities in accordance with the GAAP established fair value hierarchy are based on unadjusted quoted prices in active markets for identical assets and liabilities. As of December 31, 2024 and 2023, total securities were $366,541,274 and $372,564,039, respectively. As of December 31, 2024 there were no derivative balances. As of December 31, 2023, derivative balances were liabilities of $26,187. The securities and derivatives are classified as Level 1 inputs within the GAAP established hierarchy.

5.SUBSEQUENT EVENTS
We have evaluated subsequent events for recognition or disclosure through the time of issuance of these financial statements on March 31, 2025.
6.FINANCIAL HIGHLIGHTS

	2024	2023	2022

Total return before performance reallocation	(13.59)%	12.67%	(24.61)%
Performance reallocation	0.00	0.00	0.00
Total return after performance reallocation	(13.59)%	12.67%	(24.61)%

Supplemental Data

	2024	2023	2022

Annual gross partnership return	(7.16)%	19.01%	(24.00)%
Annual net partnership return	(12.80)%	12.89%	(24.95)%
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

	2024	2023	2022
Ratio to average partners’ capital:
Expenses before performance reallocation	5.94%	5.01%	1.08%
Performance reallocation	0.00	0.00	0.00
Expenses including performance reallocation	5.94%	5.01%	1.08%

Net investment income	(1.77)%	1.13%	3.08%

Average partners’ capital is determined using the Fund’s partners’ capital measured at the end of each month. The performance reallocation to the General Partner is not included in the net investment income ratio.
Expenses include accounting fees, interest and other expenses. Net investment income is computed as investment income from dividends and interest less expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2025.

BIGLARI HOLDINGS INC.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 2025.

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