Form 10-Q
period 2025-03-31
Biglari Holdings Inc.
filed 2025-05-09
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Number of shares of common stock outstanding as of May 7, 2025:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.
-

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIGLARI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,664	$30,709
Investments	106,667	102,975
Receivables	22,506	25,184
Inventories	4,233	4,031
Other current assets	9,462	7,716
Total current assets	171,532	170,615
Property and equipment	370,394	376,155
Operating lease assets	33,758	34,011
Goodwill and other intangible assets	75,613	75,316
Investment partnerships	169,135	201,727
Other assets	8,628	8,309
Total assets	$829,060	$866,133
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$64,085	$63,381
Loss and loss adjustment expenses	17,982	17,250
Unearned premiums	18,176	17,236
Current portion of lease obligations	15,071	14,449
Line of credit	35,000	35,000
Total current liabilities	150,314	147,316
Lease obligations	89,361	90,739
Line of credit	13,400	10,000
Deferred taxes	20,276	29,393
Asset retirement obligations	15,368	15,218
Other liabilities	505	506
Total liabilities	289,224	293,172
Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	385,594	385,594
Retained earnings	594,424	627,699
Accumulated other comprehensive loss	(2,402)	(2,872)
Treasury stock, at cost	(438,918)	(438,598)
Biglari Holdings Inc. shareholders’ equity	539,836	572,961
Total liabilities and shareholders’ equity	$829,060	$866,133
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	First Quarter
	2025	2024
	(Unaudited)
Revenues
Restaurant operations	$64,349	$61,996
Insurance premiums and other	19,349	17,733
Oil and gas	9,930	9,510
Licensing and media	1,407	212
Total revenues	95,035	89,451
Costs and expenses
Restaurant cost of sales	37,758	34,421
Insurance losses and underwriting expenses	17,052	15,063
Oil and gas production costs	4,046	4,499
Licensing and media costs	1,651	503
Selling, general and administrative	21,367	18,275
Gain on sale of oil and gas properties	(9,323)	(481)
Impairments	—	107
Depreciation, depletion, and amortization	10,257	10,053
Interest expense on leases	1,333	1,314
Interest expense on debt	900	—
Total costs and expenses	85,041	83,754
Other income
Investment gains (losses)	(1,585)	1,713
Investment partnership gains (losses)	(49,592)	21,985
Total other income (expense)	(51,177)	23,698
Earnings (loss) before income taxes	(41,183)	29,395
Income tax expense (benefit)	(7,908)	6,816
Net earnings (loss)	$(33,275)	$22,579

Net earnings (loss) per average equivalent Class A share*	$(126.40)	$79.56
*Net earnings (loss) per average equivalent Class B share outstanding are one-fifth of the average equivalent Class A share or $(25.28) for the first quarter of 2025 and $15.91 for the first quarter of 2024.
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	First Quarter
	2025	2024
	(Unaudited)
Net earnings (loss)	$(33,275)	$22,579
Foreign currency translation	470	(31)
Total comprehensive income (loss)	$(32,805)	$22,548

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
For the first quarter of 2025
Balance at December 31, 2024	$1,138	$385,594	$627,699	$(2,872)	$(438,598)	$572,961
Net earnings (loss)			(33,275)			(33,275)
Other comprehensive income (loss)				470		470
Adjustment for holdings in investment partnerships					(320)	(320)
Balance at March 31, 2025	$1,138	$385,594	$594,424	$(2,402)	$(438,918)	$539,836

For the first quarter of 2024
Balance at December 31, 2023	$1,138	$385,594	$631,458	$(2,518)	$(416,342)	$599,330
Net earnings			22,579			22,579
Other comprehensive income (loss)				(31)		(31)
Adjustment for holdings in investment partnerships					(3,306)	(3,306)
Balance at March 31, 2024	$1,138	$385,594	$654,037	$(2,549)	$(419,648)	$618,572
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Quarter
	2025	2024
	(Unaudited)
Operating activities
Net earnings (loss)	$(33,275)	$22,579
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	10,257	10,053
Provision for deferred income taxes	(9,156)	3,877
Asset impairments	—	107
Gains on sale of assets	(9,060)	(1,431)
Investment and investment partnerships (gains) losses	51,177	(23,698)
Distributions from investment partnerships	—	1,000
Changes in receivables and inventories	1,606	(2,249)
Changes in accounts payable and accrued expenses	4,246	8,887
Net cash provided by operating activities	15,795	19,125
Investing activities
Capital expenditures	(7,300)	(4,596)
Proceeds from property and equipment disposals	9,559	920
Purchases of interests in limited partnerships	(17,320)	(3,975)
Purchases of investments	(18,444)	(20,856)
Sales of investments and redemptions of fixed maturity securities	13,611	17,265
Net cash used in investing activities	(19,894)	(11,242)
Financing activities
Payments on line of credit	(9,600)	—
Proceeds from line of credit	13,000	—
Principal payments on direct financing lease obligations	(1,398)	(1,403)
Net cash provided by (used in) financing activities	2,002	(1,403)
Effects of foreign currency exchange rate changes	40	(10)
Increase (decrease) in cash, cash equivalents and restricted cash	(2,057)	6,470
Cash, cash equivalents and restricted cash at beginning of year	31,432	29,654
Cash, cash equivalents and restricted cash at end of first quarter	$29,375	$36,124

	First Quarter
	2025	2024
	(Unaudited)
Cash and cash equivalents	$28,664	$34,536
Restricted cash in other long-term assets	711	1,588
Cash, cash equivalents and restricted cash at end of first quarter	$29,375	$36,124
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(dollars in thousands, except share and per share data)
Note 1. Summary of Significant Accounting Policies
Description of Business
The accompanying unaudited consolidated financial statements of Biglari Holdings Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal recurring adjustments. The results for the interim periods shown are not necessarily indicative of results for the year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024.
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
As of March 31, 2025, Mr. Biglari beneficially owns shares of the Company that represent approximately 74.3% of the voting interest.
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
The following table presents shares authorized, issued, and outstanding on March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

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

	March 31, 2025	March 31, 2024
Equivalent Class A common stock outstanding	620,592	620,592
Proportional ownership of Company stock held by investment partnerships	357,335	336,804
Equivalent Class A common stock for earnings per share	263,257	283,788
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

Investment losses for the first quarter of 2025 were $1,585 and investment gains for the first quarter of 2024 were $1,713.
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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2024	$656,266	$454,539	$201,727
Investment partnership gains (losses)	(115,439)	(65,847)	(49,592)
Contributions (net of distributions)	17,320		17,320
Changes in proportionate share of Company stock held		320	(320)
Partnership interest at March 31, 2025	$558,147	$389,012	$169,135

Note 4. Investment Partnerships (continued)

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2023	$472,772	$273,669	$199,103
Investment partnership gains (losses)	69,162	47,177	21,985
Contributions (net of distributions)	2,975		2,975
Changes in proportionate share of Company stock held		3,306	(3,306)
Partnership interest at March 31, 2024	$544,909	$324,152	$220,757
The carrying value of the investment partnerships net of deferred taxes is presented below.

	March 31, 2025	December 31, 2024
Carrying value of investment partnerships	$169,135	$201,727
Deferred tax liability related to investment partnerships	(9,564)	(17,255)
Carrying value of investment partnerships net of deferred taxes	$159,571	$184,472
We expect that a majority of the $9,564 and $17,255 deferred tax liabilities enumerated above will not become due until the dissolution of the investment partnerships.
The Company’s proportionate share of Company stock held by investment partnerships at cost was $438,918 and $438,598 as of March 31, 2025, and December 31, 2024, respectively.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	First Quarter
	2025	2024
Gains (losses) from investment partnerships	$(49,592)	$21,985
Tax expense (benefit)	(10,166)	4,837
Contribution to net earnings	$(39,426)	$17,148
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
There were no incentive reallocations accrued during the first quarters of 2025 and 2024.

Note 4. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P., and The Lion Fund II, L.P., is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of March 31, 2025	$481,961	$326,220
Total liabilities as of March 31, 2025	$18,613	$182,666
Revenue for the first quarter of 2025	$(84,132)	$(40,875)
Earnings for the first quarter of 2025	$(84,439)	$(43,373)
Biglari Holdings’ ownership interest as of March 31, 2025	91.1%	89.5%

Total assets as of December 31, 2024	$567,387	$367,630
Total liabilities as of December 31, 2024	$20,609	$188,202
Revenue for the first quarter of 2024	$50,262	$31,118
Earnings for the first quarter of 2024	$49,820	$28,237
Biglari Holdings’ ownership interest as of March 31, 2024	89.9%	86.3%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	March 31, 2025	December 31, 2024
Land	$133,119	$134,738
Buildings	161,799	160,282
Land and leasehold improvements	152,269	152,091
Equipment	212,327	213,800
Oil and gas properties	156,961	156,849
Construction in progress	940	672
	817,415	818,432
Less accumulated depreciation, depletion, and amortization	(447,021)	(442,277)
Property and equipment, net	$370,394	$376,155
Depletion expense related to oil and gas properties was $3,058 and $2,568 during the first quarter of 2025 and 2024, respectively.
The Company recorded no impairment to restaurant long-lived assets in the first quarter of 2025 and $107 in the first quarter of 2024 related to underperforming stores.
We did not record any impairments to our oil and gas assets during the first quarter of 2025 and 2024. However, if commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves, and cash flows will be adversely impacted.
Abraxas Petroleum recorded gains of $9,323 and $481 during the first quarter of 2025 and 2024, respectively, as result of selling undeveloped reserves. Abraxas may receive future royalties for each of these transactions as the reserves are developed by the respective unaffiliated parties.

Note 5. Property and Equipment (continued)
Property and equipment held for sale of $2,428 and $1,081 are recorded in other current assets as of March 31, 2025 and December 31, 2024, respectively. The assets classified as held for sale include properties which were previously company-operated restaurants.
During the first quarter of 2025 and 2024, the Company recognized net gains of $262 and $767, respectively, in connection with property sales, lease terminations, and asset disposals which are included in selling, general and administrative expenses in the consolidated statements of earnings.
Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2024
Goodwill	$53,796
Accumulated impairment losses	(1,300)
$52,496
Change in foreign exchange rates during the first quarter of 2025	23
Goodwill at March 31, 2025	$52,519

Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of our reporting units and indefinite-lived intangible assets. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to earnings as an impairment loss. There was no impairment recorded for goodwill during the first quarters of 2025 or 2024.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2024
Intangibles	$15,876	$10,692	$26,568
Accumulated impairment losses	—	(3,748)	(3,748)
	$15,876	$6,944	$22,820
Change in foreign exchange rates during the first quarter of 2025	—	274	274
Balance at March 31, 2025	$15,876	$7,218	$23,094

Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	First Quarter
	2025	2024
Net sales	$41,615	$38,735
Franchise partner fees	17,139	17,758
Franchise royalties and fees	3,489	3,477
Other	2,106	2,026
	$64,349	$61,996
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
The Company leases or subleases property and equipment to franchise partners under lease arrangements. Both real estate and equipment rental payments are charged to franchise partners and are recognized in accordance with ASC 842, “Leases”. During the first quarter of 2025 and 2024, restaurant operations recognized $5,553 and $5,705, respectively, in franchise partner fees related to rental income.
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

Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	March 31, 2025	December 31, 2024
Accounts payable	$27,846	$28,542
Gift cards and other marketing	4,927	6,655
Insurance accruals	1,754	1,746
Compensation	6,720	4,911
Deferred revenue	3,396	3,723
Taxes payable	10,957	8,134
Oil and gas payable	1,996	1,912
Professional fees	2,155	3,052
Due to broker	3,669	3,517
Other	665	1,189
Accounts payable and accrued expenses	$64,085	$63,381

Note 9. Lines of Credit
Biglari Holdings Lines of Credit
Biglari Holdings’ line of credit dated September 13, 2022 was amended on September 13, 2024 and the available line of credit is $35,000. The line of credit matures on September 13, 2026. The line of credit includes customary covenants, as well as financial maintenance covenants. There was a $35,000 balance on the line of credit on March 31, 2025 and December 31, 2024. Our interest rate was 7.1% on March 31, 2025 and December 31, 2024.

On November 8, 2024, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $75,000. The line of credit will be available on a revolving basis until November 7, 2027. The line of credit includes customary covenants as well as financial maintenance covenants. There was a $13,400 and $10,000 balance on the line of credit on March 31, 2025 and December 31, 2024, respectively. Our interest rate was 7.5% and 7.8% on March 31, 2025 and December 31, 2024, respectively.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of March 31, 2025 and December 31, 2024, Western Sizzlin had no debt outstanding under its revolver.

Note 10. Unpaid Loss and Loss Adjustment Expenses
Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under insurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, net of reinsurance, for each of the three-month periods ended March 31, 2025 and 2024 follows.

	March 31,	March 31,
	2025	2024
Balances at beginning of year:
Gross liabilities	$18,028	$16,105
Reinsurance recoverable on unpaid losses	(778)	(937)
Net liabilities	17,250	15,168
Incurred losses and loss adjustment expenses:
Current accident year	11,816	14,197
Prior accident years	189	(3,319)
Total	12,005	10,878
Paid losses and loss adjustment expenses:
Current accident year	7,559	7,031
Prior accident years	3,714	3,002
Total	11,273	10,033
Balances at March 31:
Net liabilities	17,982	16,013
Reinsurance recoverable on unpaid losses	673	687
Gross liabilities	$18,655	$16,700
We recorded net increases of estimated ultimate liabilities for prior accident years of $189 in the first quarter of 2025 and net reductions of estimated ultimate liabilities for prior accident years of $3,319 in the first quarter of 2024, which produced corresponding changes in incurred losses and loss adjustment expenses in those periods. These changes, as a percentage of the net liabilities at the beginning of each year, were 1.1% in 2025 and 21.9% in 2024.
Note 11. Lease Assets and Obligations
Lease obligations include the following.

Current portion of lease obligations	March 31, 2025	December 31, 2024
Finance lease liabilities	$1,351	$1,250
Finance obligations	4,709	4,664
Operating lease liabilities	9,011	8,535
Total current portion of lease obligations	$15,071	$14,449

Long-term lease obligations
Finance lease liabilities	$2,908	$2,747
Finance obligations	59,782	60,386
Operating lease liabilities	26,671	27,606
Total long-term lease obligations	$89,361	$90,739

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
Total lease cost consists of the following.

	First Quarter
	2025	2024
Finance lease costs:
Amortization of right-of-use assets	$213	$226
Interest on lease liabilities	74	84
Operating and variable lease costs	2,935	2,829
Sublease income	(2,608)	(2,989)
Total lease costs	$614	$150
Supplemental cash flow information related to leases is as follows.

	First Quarter
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$335	$326
Operating cash flows from finance leases	$74	$84
Operating cash flows from operating leases	$2,728	$2,666

Supplemental balance sheet information related to leases is as follows.

	March 31, 2025	December 31, 2024
Finance leases:
Property and equipment, net	$3,346	$2,980
Weighted-average lease terms and discount rates are as follows.

March 31, 2025
Weighted-average remaining lease terms:
Finance leases	4.49 years
Operating leases	6.34 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%

Note 11. Lease Assets and Obligations (continued)
Maturities of lease liabilities as of March 31, 2025 are as follows.

Year	Operating Leases	Finance Leases
Remainder of 2025	$8,068	$1,120
2026	8,555	1,313
2027	6,280	978
2028	5,385	587
2029	4,318	355
After 2029	11,189	622
Total lease payments	43,795	4,975
Less interest	8,113	716
Total lease liabilities	$35,682	$4,259
Lease Income
The components of lease income are as follows.

	First Quarter
	2025	2024
Operating lease income	$3,932	$4,181
Variable lease income	1,900	1,799
Total lease income	$5,832	$5,980

The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of March 31, 2025. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
Remainder of 2025	$457	$442
2026	225	639
2027	206	651
2028	85	662
2029	—	678
After 2029	—	3,413
Total future minimum receipts	$973	$6,485

Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the first quarter of 2025 and 2024. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax benefit for the first quarter of 2025 was $7,908 compared to income tax expense of $6,816 for the first quarter of 2024. The variance in income taxes between 2025 and 2024 is primarily attributable to taxes on income generated by the investment partnerships. Investment partnership pre-tax losses were $49,592 during the first quarter of 2025 compared to pre-tax gains of $21,985 during the first quarter of 2024.

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
Bonds: The Company’s investments in bonds consist of both corporate and government debt. Bonds may be classified as Level l or Level 2 of the fair value hierarchy.

Note 14. Fair Value of Financial Assets (continued)
As of March 31, 2025, and December 31, 2024, the fair values of financial assets were as follows.

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9,555	$—	$—	$9,555	$11,684	$—	$—	$11,684
Equity securities
Consumer goods	41,063	—	—	41,063	39,706	—	—	39,706
Other	4,757	—	—	4,757	5,569	—	—	5,569
Bonds
Government	56,107	4,763	—	60,870	52,328	5,245	—	57,573
Corporate	—	756	—	756	—	750	—	750
Total assets at fair value	$111,482	$5,519	$—	$117,001	$109,287	$5,995	$—	$115,282
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

The Company paid Biglari Enterprises $2,850 and $2,400 in service fees during the first quarter of 2025 and 2024, respectively. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
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
A disaggregation of our consolidated data for the first quarters of 2025 and 2024 is presented in the tables which follow.

Note 16. Business Segment Reporting (continued)

Restaurant
	First Quarter
	2025
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$61,916	$2,433	$64,349
Cost and expenses:
Cost of food	11,612	852	12,464
Labor costs	12,848	591	13,439
Occupancy and other	12,482	706	13,188
Selling, general and administrative	15,415	39	15,454
Depreciation, amortization and impairment	6,471	19	6,490
Total costs and expenses	58,828	2,207	61,035
Earnings before income taxes	$3,088	$226	$3,314

	First Quarter
	2024
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$59,354	$2,642	$61,996
Cost and expenses:
Cost of food	10,113	861	10,974
Labor costs	11,697	732	12,429
Occupancy and other	11,695	637	12,332
Selling, general and administrative	14,687	(246)	14,441
Depreciation, amortization and impairment	6,925	17	6,942
Total costs and expenses	55,117	2,001	57,118
Earnings before income taxes	$4,237	$641	$4,878

Insurance
	First Quarter
	2025
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$9,209	$8,556	$17,765	$837	$747	$19,349
Cost and expenses:
Insurance losses	6,282	5,723	12,005	—	—	12,005
Underwriting expenses	1,712	3,335	5,047	—	—	5,047
Other segment items	—	—	—	—	760	760
Total costs and expenses	7,994	9,058	17,052	—	760	17,812
Earnings before income taxes	$1,215	$(502)	$713	$837	$(13)	$1,537

Note 16. Business Segment Reporting (continued)

	First Quarter
	2024
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$9,310	$6,612	$15,922	$915	$896	$17,733
Cost and expenses:
Insurance losses	6,775	4,103	10,878	—	—	10,878
Underwriting expenses	1,735	2,450	4,185	—	—	4,185
Other segment items	—	—	—	—	424	424
Total costs and expenses	8,510	6,553	15,063	—	424	15,487
Earnings before income taxes	$800	$59	$859	$915	$472	$2,246
Other segment items include general and administrative costs, depreciation, and other income.

Oil and Gas	First Quarter
	2025
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$5,890	$4,040	$9,930
Cost and expenses:
Production costs	2,446	1,600	4,046
Depreciation, depletion and accretion	1,933	1,323	3,256
General and administrative	649	654	1,303
Total costs and expenses	5,028	3,577	8,605

Gains on sales of properties	9,323	—	9,323

Earnings before income taxes	$10,185	$463	$10,648

	First Quarter
	2024
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$5,868	$3,642	$9,510
Cost and expenses:
Production costs	2,819	1,680	4,499
Depreciation, depletion and accretion	1,547	1,245	2,792
General and administrative	596	638	1,234
Total costs and expenses	4,962	3,563	8,525

Gains on sales of properties	481	—	481

Earnings before income taxes	$1,387	$79	$1,466

Note 16. Business Segment Reporting (continued)

	Maxim
	First Quarter
	2025	2024
Revenue	$1,407	$212
Cost and expenses:
Licensing and media cost	1,651	503
General and administrative	43	63
Depreciation and amortization	70	—
Total costs and expenses	1,764	566
Earnings before income taxes	$(357)	$(354)

Reconciliation of revenues and earnings (loss) before income taxes of our business segments to the consolidated amounts for each of the three months ended March 31 follows.

	Revenues		Earnings (losses) before income taxes
	2025	2024	2025	2024
Total operating businesses	$95,035	$89,451	$15,142	$8,236
Investment partnership gains (losses)	—	—	(49,592)	21,985
Investment gains (losses)	—	—	(1,585)	1,713
Interest expenses not allocated to segments	—	—	(900)	—
Corporate and other	—	—	(4,248)	(2,539)
	$95,035	$89,451	$(41,183)	$29,395

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands)
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
As of March 31, 2025, Mr. Biglari beneficially owns shares of the Company that represent approximately 74.3% of the voting interest.
Net earnings (loss) are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	First Quarter
	2025	2024
Operating businesses:
Restaurant	$2,189	$3,473
Insurance	1,201	1,738
Oil and gas	8,298	1,149
Brand licensing	(267)	(265)
Interest expense	(693)	—
Corporate and other	(3,289)	(1,996)
Total operating businesses	7,439	4,099
Investment partnership gains (losses)	(39,426)	17,148
Investment gains (losses)	(1,288)	1,332
Net earnings (loss)	$(33,275)	$22,579
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 454 company-operated and franchise restaurants as of March 31, 2025.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2024	146	173	107	3	29	458
Corporate stores transitioned	—	—	—	—	—	—
Net restaurants opened (closed)	—	(1)	(3)	—	—	(4)
Total stores as of March 31, 2025	146	172	104	3	29	454

Total stores as of December 31, 2023	148	181	128	3	32	492
Corporate stores transitioned	3	(3)	—	—	—	—
Net restaurants opened (closed)	(3)	—	(3)	—	(1)	(7)
Total stores as of March 31, 2024	148	178	125	3	31	485
As of March 31, 2025, nine of the 146 company-operated Steak n Shake stores were closed. Steak n Shake plans to sell or lease six of the nine locations and refranchise the balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurant operations are summarized below.

	First Quarter
	2025		2024
Revenue
Net sales	$41,615		$38,735
Franchise partner fees	17,139		17,758
Franchise royalties and fees	3,489		3,477
Other revenue	2,106		2,026
Total revenue	64,349		61,996

Restaurant cost of sales
Cost of food	12,464	30.0%	10,974	28.3%
Labor costs	13,439	32.3%	12,429	32.1%
Occupancy and other	11,855	28.5%	11,018	28.4%
Total cost of sales	37,758		34,421

Selling, general and administrative
General and administrative	11,928	18.5%	11,730	18.9%
Marketing	3,232	5.0%	2,945	4.8%
Other expenses (income)	294	0.5%	(234)	(0.4)%
Total selling, general and administrative	15,454	24.0%	14,441	23.3%

Impairments	—	—%	107	0.2%
Depreciation and amortization	6,490	10.1%	6,835	11.0%
Interest on finance leases and obligations	1,333		1,314

Earnings before income taxes	3,314		4,878

Income tax expense	1,125		1,405

Contribution to net earnings	$2,189		$3,473
Cost of food, labor costs, and occupancy and other costs are expressed as a percentage of net sales.
General and administrative, marketing, other expenses, impairments, and depreciation are expressed as a percentage of total revenue.

Net sales for the first quarter of 2025 were $41,615 as compared to $38,735 during the first quarter of 2024. Steak n Shake’s same-store sales increased 3.9% but customer traffic declined at its company-operated units during the first quarter of 2025.

For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurant’s profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will decline as we transition from company-operated units to franchise partner units.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Fees generated by our franchise partners were $17,139 during the first quarter of 2025, as compared to $17,758 during the first quarter of 2024. Our share of franchise partner fees was $619 lower primarily due to fewer open units in 2025 compared to 2024. As of March 31, 2025, there were 172 franchise partner units as compared to 178 franchise partner units as of March 31, 2024.
Included in franchise partner fees were $5,553 and $5,705 of rental income during the first quarter of 2025 and 2024, respectively. Franchise partners rent buildings and equipment from Steak n Shake.

The franchise royalties and fees generated by the traditional franchising business were $3,489 during the first quarter of 2025, as compared to $3,477 during the first quarter of 2024. There were 104 Steak n Shake traditional units open on March 31, 2025, as compared to 125 units open on March 31, 2024.
The cost of food at company-operated units during the first quarter of 2025 was $12,464 or 30.0% of net sales, as compared to $10,974 or 28.3% of net sales during the first quarter of 2024. The increase was primarily due to Steak n Shake changing its frying oil to 100% beef tallow.

The labor costs at company-operated restaurants during the first quarter of 2025 were $13,439 or 32.3% of net sales, as compared to $12,429 or 32.1% of net sales during the first quarter of 2024. Labor costs expressed as a percentage of net sales increased during 2025 as compared to 2024 primarily due to increased staffing in the restaurants.
General and administrative expenses during the first quarter of 2025 were $11,928 or 18.5% of total revenue, as compared to $11,730 or 18.9% of total revenue during the first quarter of 2024. General and administrative expenses in 2025 remained consistent with 2024.
Interest on obligations under leases was $1,333 during the first quarter of 2025 versus $1,314 during the first quarter of 2024.
To better convey the performance of the franchise partnership model, the table below shows the underlying sales, cost of food, labor costs, and other restaurant costs of the franchise partners. We believe the franchise partner information is useful to readers, as they have a direct effect on Steak n Shake’s profitability.

	First Quarter
	2025		2024
Revenue
Net sales and other	$80,317		$80,788

Restaurant cost of sales
Cost of food	$23,419	29.2%	$23,170	28.7%
Labor costs	21,490	26.8%	21,765	26.9%
Occupancy and other	16,665	20.7%	16,778	20.8%
Total cost of sales	$61,574		$61,713

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
Underwriting results of our insurance operations are summarized below.

	First Quarter
	2025	2024
Underwriting gain attributable to:
First Guard	$1,215	$800
Southern Pioneer	(502)	59
Pre-tax underwriting gain	713	859
Income tax expense	150	180
Net underwriting gain	$563	$679

Earnings of our insurance operations are summarized below.

	First Quarter
	2025	2024
Premiums written	$19,022	$16,527
Premiums earned	$17,765	$15,922

Insurance losses	12,005	10,878
Underwriting expenses	5,047	4,185
Pre-tax underwriting gain	713	859
Other income and expenses
Investment income	837	915
Other income and expenses	(13)	472
Total other income	824	1,387
Earnings before income taxes	1,537	2,246
Income tax expense	336	508
Contribution to net earnings	$1,201	$1,738
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

	First Quarter
	2025		2024
	Amount	%	Amount	%
Premiums written	$9,209		$9,310
Premiums earned	$9,209	100.0%	$9,310	100.0%

Insurance losses	6,282	68.2%	6,775	72.8%
Underwriting expenses	1,712	18.6%	1,735	18.6%
Total losses and expenses	7,994	86.8%	8,510	91.4%
Pre-tax underwriting gain	$1,215		$800

First Guard produced an underwriting gain in the first quarter of 2025. Its underwriting gain increased $415 in the first quarter of 2025 compared to 2024. It is the nature of the insurance industry to experience volatility in underwriting performance.

Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	First Quarter
	2025		2024
	Amount	%	Amount	%
Premiums written	$9,813		$7,217
Premiums earned	$8,556	100.0%	$6,612	100.0%

Insurance losses	5,723	66.9%	4,103	62.1%
Underwriting expenses	3,335	39.0%	2,450	37.0%
Total losses and expenses	9,058	105.9%	6,553	99.1%
Pre-tax underwriting gain (loss)	$(502)		$59
Premiums earned increased $1,944, or 29.4% in the first quarter of 2025 compared to 2024, primarily because of rate increases in its personal lines, e.g. homeowners insurance. Southern Pioneer’s ratio of losses and loss adjustment expenses to premiums earned was 66.9% during 2025 compared to 62.1% during 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
A summary of net investment income attributable to our insurance operations follows.

	First Quarter
	2025	2024
Interest, dividends and other investment income:
First Guard	$426	$570
Southern Pioneer	389	345
Biglari Reinsurance	22	—
Pre-tax investment income	837	915
Income tax expense	176	192
Net investment income	$661	$723
We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Oil and Gas
A summary of revenues and earnings of our oil and gas operations follows.

	First Quarter
	2025	2024
Oil and gas revenues	$9,930	$9,510

Oil and gas production costs	4,046	4,499
Depreciation, depletion and accretion	3,256	2,792
General and administrative expenses	1,303	1,234
Total cost and expenses	8,605	8,525

Gain on sale of properties	9,323	481

Earnings before income taxes	10,648	1,466
Income tax expense	2,350	317
Contribution to net earnings	$8,298	$1,149
Our oil and gas business is highly dependent on oil and natural gas prices. We did not record any impairments to our oil and gas assets during 2025. However, we may be required to record impairments of our oil and gas properties resulting from prolonged declines in oil and gas prices. It is expected that the prices of oil and gas commodities will remain volatile, which will be reflected in our financial results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Abraxas Petroleum
Abraxas Petroleum operates oil and gas properties in the Permian Basin. Earnings for Abraxas Petroleum are summarized below.

	First Quarter
	2025	2024
Oil and gas revenues	$5,890	$5,868

Oil and gas production costs	2,446	2,819
Depreciation, depletion and accretion	1,933	1,547
General and administrative expenses	649	596
	5,028	4,962

Gain on sale of properties	9,323	481

Earnings before income taxes	10,185	1,387
Income tax expense	2,380	319
Contribution to net earnings	$7,805	$1,068
Abraxas Petroleum’s revenue remained consistent during the first quarter of 2025 compared to 2024. Depletion increased in the first quarter of 2025 compared to 2024 due to an increase in the depletion rate.
Abraxas Petroleum recorded a gain of $9,323 from selling undeveloped reserves to an unaffiliated party to conduct development activities; however, Abraxas Petroleum will not be required to fund any exploration expenditures on the undeveloped properties.
Southern Oil
Southern Oil primarily operates oil and natural gas properties offshore in Louisiana state waters. Earnings for Southern Oil are summarized below.

	First Quarter
	2025	2024
Oil and gas revenues	$4,040	$3,642

Oil and gas production costs	1,600	1,680
Depreciation, depletion and accretion	1,323	1,245
General and administrative expenses	654	638
Earnings before income taxes	463	79
Income tax benefit	(30)	(2)
Contribution to net earnings	$493	$81

Southern Oil’s revenue increased $398, or 10.9% during the first quarter of 2025 compared to 2024. Southern Oil repaired several nonperforming wells throughout 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	First Quarter
	2025	2024
Licensing and media revenues	$1,407	$212

Licensing and media costs	1,651	503
Depreciation and amortization	70	—
General and administrative expenses	43	63
Earnings (loss) before income taxes	(357)	(354)
Income tax benefit	(90)	(89)
Contribution to net earnings	$(267)	$(265)
Licensing and media revenue increased $1,195 during the first quarter of 2025 compared to 2024 primarily due to a new venture concerning digital contests.
Investment Gains and Investment Partnership Gains

Investment losses net of tax for the first quarter of 2025 were $1,288 and investment gains net of tax for the first quarter of 2024 were $1,332. Dividends and interest earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Earnings from our investments in partnerships are summarized below.

	First Quarter
	2025	2024
Investment partnership gains (losses)	$(49,592)	$21,985
Tax expense (benefit)	(10,166)	4,837
Contribution to net earnings	$(39,426)	$17,148
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

Investment gains and losses in 2025 and 2024 were mainly derived from our investments in equity securities and included unrealized gains and losses from market price changes during the period. We believe that investment and derivative gains/losses are generally meaningless for analytical purposes in understanding our reported quarterly and annual results. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest Expense
The Company’s interest expense is summarized below.

	First Quarter
	2025	2024
Interest expense on note payable and other borrowings	$(900)	$—
Tax benefit	(207)	—
Interest expense net of tax	$(693)	$—

Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses during the first quarter of 2025 were $3,289 compared to $1,996 in the first quarter of 2024.
Income Taxes
Income tax benefit for the first quarter of 2025 was $7,908 compared to an income tax expense of $6,816 for the first quarter of 2024. The variance in income taxes between 2025 and 2024 is primarily attributable to taxes on income generated by the investment partnerships. Investment partnership pre-tax losses were $49,592 during the first quarter of 2025 compared to pre-tax gains of $21,985 during the first quarter of 2024.
Financial Condition
Consolidated cash and investments are summarized below.

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$28,664	$30,709
Investments	106,667	102,975
Fair value of interest in investment partnerships	558,147	656,266
Total cash and investments	693,478	789,950
Less: portion of Company stock held by investment partnerships	(389,012)	(454,539)
Carrying value of cash and investments on balance sheet	$304,466	$335,411
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity
Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	First Quarter
	2025	2024
Net cash provided by operating activities	$15,795	$19,125
Net cash used in investing activities	(19,894)	(11,242)
Net cash provided by (used in) financing activities	2,002	(1,403)
Effect of exchange rate changes on cash	40	(10)
Increase in cash, cash equivalents and restricted cash	$(2,057)	$6,470
Cash provided by operating activities decreased $3,330 as compared to the first quarter of 2024. The decrease was primarily attributable to changes in our working capital accounts.
Cash used in investing activities was $8,652 higher during the first quarter of 2025 compared to 2024. The change was primarily attributable to purchases of limited partnership interests, which were $13,345 higher, offset by $9,323 of proceeds from the sale of oil and gas properties.
The Company had net borrowings of $3,400 on its lines of credit in the first quarter of 2025 and no activity in the first quarter of 2024.
Biglari Holdings’ Lines of Credit
Biglari Holdings’ line of credit was amended on September 13, 2024, and the available line of credit was increased to $35,000. The line of credit matures on September 13, 2026. The line of credit includes customary covenants, as well as financial maintenance covenants. As of March 31, 2025, we were in compliance with all covenants. There was a $35,000 balance on the line of credit on March 31, 2025 and December 31, 2024.

On November 8, 2024, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $75,000. The line of credit will be available on a revolving basis until November 7, 2027. The line of credit includes customary covenants as well as financial maintenance covenants. As of March 31, 2025, we were in compliance with all covenants. The balance on the line of credit was $13,400 and $10,000 on March 31, 2025 and December 31, 2024, respectively.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of March 31, 2025 and December 31, 2024, Western Sizzlin had no debt outstanding on its revolver.
Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our consolidated financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our consolidated financial statements will likely increase or decrease in the future as additional information becomes available. There have been no material changes to critical accounting policies previously disclosed in our annual report on Form 10-K for the year ended December 31, 2024.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.     Controls and Procedures

Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2025 our disclosure controls and procedures were not effective, due to material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Management's Remediation Efforts

Our remediation efforts previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 to address the material weaknesses mentioned are ongoing as we continue to implement and document policies, procedures, and internal controls. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information in response to this Item is included in Note 13 to the Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

Biglari Holdings Inc.

Date: May 9, 2025	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller