Form 10-Q
period 2025-06-30
Biglari Holdings Inc.
filed 2025-08-08
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Number of shares of common stock outstanding as of August 5, 2025:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,766	$30,709
Investments	104,541	102,975
Receivables	21,082	25,184
Inventories	4,371	4,031
Other current assets	11,521	7,716
Total current assets	174,281	170,615
Property and equipment	365,262	376,155
Operating lease assets	35,506	34,011
Goodwill and other intangible assets	76,244	75,316
Investment partnerships	202,893	201,727
Other assets	9,393	8,309
Total assets	$863,579	$866,133
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$56,418	$63,381
Losses and loss adjustment expenses	17,203	17,250
Unearned premiums	18,412	17,236
Current portion of lease obligations	15,054	14,449
Line of credit	19,000	35,000
Total current liabilities	126,087	147,316
Lease obligations	91,384	90,739
Deferred taxes	40,768	29,393
Line of credit	—	10,000
Asset retirement obligations	15,549	15,218
Other liabilities	505	506
Total liabilities	274,293	293,172
Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	385,594	385,594
Retained earnings	645,355	627,699
Accumulated other comprehensive loss	(1,392)	(2,872)
Treasury stock, at cost	(441,409)	(438,598)
Biglari Holdings Inc. shareholders’ equity	589,286	572,961
Total liabilities and shareholders’ equity	$863,579	$866,133
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	Second Quarter		First Six Months
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$72,011	$64,475	$136,360	$126,471
Insurance premiums and other	18,823	17,694	38,172	35,427
Oil and gas	7,498	8,671	17,428	18,181
Licensing and media	2,287	301	3,694	513
Total revenues	100,619	91,141	195,654	180,592
Costs and expenses
Restaurant cost of sales	40,039	36,886	77,797	71,307
Insurance losses and underwriting expenses	15,932	15,745	32,984	30,808
Oil and gas production costs	2,880	4,282	6,926	8,781
Licensing and media costs	2,421	523	4,072	1,026
Selling, general and administrative	22,853	18,653	44,220	36,928
Gain on sale of oil and gas properties	(794)	(16,165)	(10,117)	(16,646)
Impairments	1,251	1,000	1,251	1,107
Depreciation, depletion, and amortization	10,272	9,122	20,529	19,175
Interest expense on leases	1,240	1,349	2,573	2,663
Interest expense on borrowings	852	42	1,752	42
Total costs and expenses	96,946	71,437	181,987	155,191
Other income
Investment gains (losses)	2,925	(2,729)	1,340	(1,016)
Investment partnership gains (losses)	58,504	(79,890)	8,912	(57,905)
Total other income (expenses)	61,429	(82,619)	10,252	(58,921)
Earnings (loss) before income taxes	65,102	(62,915)	23,919	(33,520)
Income tax expense (benefit)	14,171	(14,725)	6,263	(7,909)
Net earnings (loss)	$50,931	$(48,190)	$17,656	$(25,611)

Net earnings (loss) per average equivalent Class A share *	$194.57	$(171.89)	$67.26	$(90.80)
*Net earnings (loss) per average equivalent Class B share outstanding are one-fifth of the average equivalent Class A share or $38.91 and $13.45 for the second quarter and first six months of 2025, respectively, and $(34.38) and $(18.16) for the second quarter and first six months of 2024, respectively.
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Second Quarter		First Six Months
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net earnings (loss)	$50,931	$(48,190)	$17,656	$(25,611)
Foreign currency translation	1,010	(118)	1,480	(149)
Comprehensive income (loss)	$51,941	$(48,308)	$19,136	$(25,760)
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Six Months
	2025	2024
	(Unaudited)
Operating activities
Net earnings (loss)	$17,656	$(25,611)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation, depletion, and amortization	20,529	19,175
Provision for deferred income taxes	11,254	(11,656)
Asset impairments	1,251	1,107
Gains on sale of assets	(11,032)	(19,618)
Investment and investment partnership gains and losses	(10,252)	58,921
Distributions from investment partnerships	35,000	1,000
Changes in receivables, inventories and other assets	559	1,234
Changes in accounts payable and accrued expenses	(7,023)	(3,642)
Net cash provided by operating activities	57,942	20,910
Investing activities
Capital expenditures	(10,004)	(16,429)
Proceeds from property and equipment disposals	12,477	21,820
Purchases of interests in limited partnerships	(30,065)	(22,924)
Purchases of investments	(31,479)	(43,152)
Sales of investments and redemptions of fixed maturity securities	31,910	41,099
Net cash used in investing activities	(27,161)	(19,586)
Financing activities
Proceeds from line of credit	27,000	6,050
Payments on line of credit	(53,000)	(6,000)
Principal payments on direct financing lease obligations	(2,778)	(2,741)
Net cash used in financing activities	(28,778)	(2,691)
Effect of exchange rate changes on cash	42	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	2,045	(1,374)
Cash, cash equivalents and restricted cash at beginning of year	31,432	29,654
Cash, cash equivalents and restricted cash at end of second quarter	$33,477	$28,280

	June 30,
	2025	2024
	(Unaudited)
Cash and cash equivalents	$32,766	$26,897
Restricted cash in other long-term assets	711	1,383
Cash, cash equivalents and restricted cash at end of second quarter	$33,477	$28,280
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
For the second quarter and first six months of 2025
Balance at December 31, 2024	$1,138	$385,594	$627,699	$(2,872)	$(438,598)	$572,961
Net earnings (loss)			(33,275)			(33,275)
Other comprehensive loss				470		470
Adjustment for holdings in investment partnerships					(320)	(320)
Balance at March 31, 2025	$1,138	$385,594	$594,424	$(2,402)	$(438,918)	$539,836
Net earnings (loss)			50,931			50,931
Other comprehensive loss				1,010		1,010
Adjustment for holdings in investment partnerships					(2,491)	(2,491)
Balance at June 30, 2025	$1,138	$385,594	$645,355	$(1,392)	$(441,409)	$589,286

For the second quarter and first six months of 2024
Balance at December 31, 2023	$1,138	$385,594	$631,458	$(2,518)	$(416,342)	$599,330
Net earnings (loss)			22,579			22,579
Other comprehensive income				(31)		(31)
Adjustment for holdings in investment partnerships					(3,306)	(3,306)
Balance at March 31, 2024	$1,138	$385,594	$654,037	$(2,549)	$(419,648)	$618,572
Net earnings (loss)			(48,190)			(48,190)
Other comprehensive loss				(118)		(118)
Adjustment for holdings in investment partnerships					(1,085)	(1,085)
Balance at June 30, 2024	$1,138	$385,594	$605,847	$(2,667)	$(420,733)	$569,179
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
As of June 30, 2025, Mr. Biglari beneficially owns shares of the Company that represent approximately 74.3% of the voting interest.

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

Note 2. Earnings Per Share (continued)
The following table presents shares authorized, issued and outstanding on June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

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

	Second Quarter		First Six Months
	2025	2024	2025	2024
Equivalent Class A common stock outstanding	620,592	620,592	620,592	620,592
Proportional ownership of Company stock held by investment partnerships	358,832	340,232	358,088	338,518
Equivalent Class A common stock for earnings per share	261,760	280,360	262,504	282,074
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

Investment gains for the second quarter and first six months of 2025 were $2,925 and $1,340, respectively. Investment losses in the second quarter and first six months of 2024 were $2,729 and $1,016, respectively.
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
Biglari Capital Corp. is the general partner of the investment partnerships. Biglari Capital Corp. is solely owned by Mr. Biglari. Under the terms of their partnership agreements, each contribution made by the Company to the investment partnerships is subject to a rolling five year lock-up period. The lock-up period can be waived by the general partner in its sole discretion.

Note 4. Investment Partnerships (continued)

The fair value and adjustment for Company common stock held by the investment partnerships to determine the carrying value of our partnership interest are presented below.

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2024	$656,266	$454,539	$201,727
Investment partnership gains (losses)	68,515	59,603	8,912
Distributions (net of contributions)	(4,935)		(4,935)
Changes in proportionate share of Company stock held		2,811	(2,811)
Partnership interest at June 30, 2025	$719,846	$516,953	$202,893

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2023	$472,772	$273,669	$199,103
Investment partnership gains (losses)	(12,645)	45,260	(57,905)
Contributions (net of distributions)	21,924		21,924
Changes in proportionate share of Company stock held		4,391	(4,391)
Partnership interest at June 30, 2024	$482,051	$323,320	$158,731
The carrying value of the investment partnerships net of deferred taxes is presented below.

	June 30, 2025	December 31, 2024
Carrying value of investment partnerships	$202,893	$201,727
Deferred tax liability related to investment partnerships	(30,030)	(17,255)
Carrying value of investment partnerships net of deferred taxes	$172,863	$184,472
We expect that a majority of the $30,030 deferred tax liability enumerated above will not become due until the dissolution of the investment partnerships.
The Company’s proportionate share of Company stock held by investment partnerships at cost was $441,409 and $438,598 at June 30, 2025 and December 31, 2024, respectively.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Second Quarter		First Six Months
	2025	2024	2025	2024
Gains (losses) from investment partnerships	$58,504	$(79,890)	$8,912	$(57,905)
Tax expense (benefit)	12,310	(19,142)	2,144	(14,305)
Contribution to net earnings (loss)	$46,194	$(60,748)	$6,768	$(43,600)
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
There were no incentive reallocations accrued during the first six months of 2025 and 2024.

Note 4. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of June 30, 2025	$623,894	$365,151
Total liabilities as of June 30, 2025	$15,173	$178,988
Revenue for the first six months of 2025	$58,537	$23,257
Earnings for the first six months of 2025	$57,970	$18,396
Biglari Holdings’ ownership interest as of June 30, 2025	91.6%	87.8%

Total assets as of December 31, 2024	$567,387	$367,630
Total liabilities as of December 31, 2024	$20,609	$188,202
Revenue for the first six months of 2024	$33,316	$(42,355)
Earnings for the first six months of 2024	$32,417	$(48,207)
Biglari Holdings’ ownership interest as of June 30, 2024	90.2%	87.3%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	June 30, 2025	December 31, 2024
Land	$131,142	$134,738
Buildings	161,857	160,282
Land and leasehold improvements	153,272	152,091
Equipment	211,518	213,800
Oil and gas properties	157,661	156,849
Construction in progress	1,251	672
	816,701	818,432
Less accumulated depreciation, depletion, and amortization	(451,439)	(442,277)
Property and equipment, net	$365,262	$376,155
Depletion expense related to oil and gas properties was $5,966 and $4,227 during the first six months of 2025 and 2024, respectively.
The Company recorded an impairment to restaurant long-lived assets related to underperforming stores of $1,251 in the second quarter of 2025. No impairment was recorded in the second quarter of 2024. The Company recorded an impairment to restaurant long-lived assets related to underperforming stores of $1,251 and $107 in the first six months of 2025 and 2024, respectively.

We did not record any impairments to our oil and gas assets during the second quarter and first six months of 2025 and 2024. However, if commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves, and cash flows will be adversely impacted.

Abraxas Petroleum recorded gains of $794 and $16,165 during the second quarter of 2025 and 2024, respectively, and recorded gains of $10,117 and $16,646 during the first six months of 2025 and 2024, respectively, as a result of selling undeveloped reserves. Abraxas may receive future royalties for each of these transactions as the reserves are developed by the respective unaffiliated parties.

Note 5. Property and Equipment (continued)

Property and equipment held for sale of $3,820 and $1,081 are recorded in other assets as of June 30, 2025 and December 31, 2024, respectively. The assets classified as held for sale include properties which were previously company-operated restaurants.

During the first six months of 2025 and 2024, the Company recognized net gains of $807 and $2,909, respectively, in connection with property sales, lease terminations and asset disposals which are included in selling, general and administrative expenses in the consolidated statements of earnings.
Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2024
Goodwill	$53,796
Impairments prior to 2025	(1,300)
52,496
Change in foreign exchange rates during the first six months of 2025	72
Goodwill at June 30, 2025	$52,568

Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of our reporting units and indefinite-lived intangible assets. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to earnings as an impairment loss. There was no impairment recorded by Steak n Shake for goodwill during the first six months of 2025 or 2024. We perform our annual assessment of our recoverability of goodwill related to Western Sizzlin during the second quarter. We did not record an impairment for goodwill during 2025. An impairment to goodwill of $1,000 was recorded in 2024. There was no impairment recorded for intangible assets during the first six months of 2025 and 2024.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2024
Intangibles	$15,876	$10,692	$26,568
Impairments prior to 2025	—	(3,748)	(3,748)
	15,876	6,944	22,820
Change in foreign exchange rates during the first six months of 2025	—	856	856
Balance at June 30, 2025	$15,876	$7,800	$23,676

Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	Second Quarter		First Six Months
	2025	2024	2025	2024
Net sales	$46,858	$40,815	$88,473	$79,550
Franchise partner fees	20,150	18,149	37,289	35,907
Franchise royalties and fees	3,128	3,615	6,617	7,092
Other	1,875	1,896	3,981	3,922
	$72,011	$64,475	$136,360	$126,471
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
The Company leases or subleases property and equipment to franchise partners under lease arrangements. Both real estate and equipment rental payments are charged to franchise partners and are recognized in accordance with ASC 842, “Leases”. During the second quarter of 2025 and 2024, restaurant operations recognized $5,887 and $5,780, respectively, in franchise partner fees related to rental income. During the first six months ended June 30, 2025 and June 30, 2024, restaurant operations recognized $11,440 and $11,485, respectively, in franchise partner fees related to rental income.
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

Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	June 30, 2025	December 31, 2024
Accounts payable	$25,538	$28,542
Gift cards and other marketing	4,593	6,655
Insurance accruals	1,074	1,746
Compensation	5,198	4,911
Deferred revenue	5,167	3,723
Taxes payable	4,191	8,134
Oil and gas payable	2,042	1,912
Professional fees	3,588	3,052
Due to broker	4,276	3,517
Other	751	1,189
Accounts payable and accrued expenses	$56,418	$63,381

Note 9. Lines of Credit
Biglari Holdings Lines of Credit
Biglari Holdings’ line of credit dated September 13, 2022 was amended on September 13, 2024 and the available line of credit is $35,000. The line of credit matures on September 13, 2026. The line of credit includes customary covenants, as well as financial maintenance covenants. There was a $19,000 and $35,000 balance on the line of credit on June 30, 2025 and December 31, 2024, respectively. Our interest rate was 7.1% on June 30, 2025 and December 31, 2024.

On November 8, 2024, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $75,000. The line of credit will be available on a revolving basis until November 7, 2027. The line of credit includes customary covenants as well as financial maintenance covenants. There was a $10,000 balance on the line of credit on December 31, 2024. Our interest rate was 7.8% on December 31, 2024. As of June 30, 2025, Biglari Holdings had no debt outstanding on its line of credit.

Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of June 30, 2025 and December 31, 2024, there was no debt outstanding under its revolver.

Note 10. Unpaid Losses and Loss Adjustment Expenses
Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under insurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, net of reinsurance, for each of the six-month periods ended June 30, 2025 and 2024 follows.

	June 30, 2025	June 30, 2024
Balances at beginning of year:
Gross liabilities	$18,028	$16,105
Reinsurance recoverable on unpaid losses	(778)	(937)
Net liabilities	17,250	15,168
Incurred losses and loss adjustment expenses:
Current accident year	23,594	23,539
Prior accident years	872	(1,330)
Total	24,466	22,209
Paid losses and loss adjustment expenses:
Current accident year	18,663	16,653
Prior accident years	5,850	5,029
Total	24,513	21,682
Balances at June 30:
Net liabilities	17,203	15,695
Reinsurance recoverable on unpaid losses	612	272
Gross liabilities	$17,815	$15,967
We recorded net increases of $872 for estimated ultimate liabilities for prior accident years in the first six months of 2025, and net reductions of $1,330 in the first six months of 2024. These changes as a percentage of the net liabilities at the beginning of each year were 5.1% in 2025 and 8.8% in 2024.

Note 11. Lease Assets and Obligations
Lease obligations include the following.

Current portion of lease obligations	June 30, 2025	December 31, 2024
Finance lease liabilities	$1,333	$1,250
Finance obligations	4,709	4,664
Operating lease liabilities	9,012	8,535
Total current portion of lease obligations	$15,054	$14,449

Long-term lease obligations
Finance lease liabilities	$3,873	$2,747
Finance obligations	58,991	60,386
Operating lease liabilities	28,520	27,606
Total long-term lease obligations	$91,384	$90,739
Nature of Leases
Steak n Shake and Western Sizzlin operate restaurants that are located on sites owned by us or leased from third parties. In addition, they own sites and lease sites from third parties that are leased and/or subleased to franchisees.

Note 11. Lease Assets and Obligations (continued)
Lease Costs
A significant portion of our operating and finance lease portfolio includes restaurant locations. We recognize fixed lease expense for operating leases on a straight-line basis over the lease term. For finance leases, we recognize amortization expense on the right-of-use asset and interest expense on the lease liability over the lease term.
Total lease cost consists of the following.

	Second Quarter		First Six Months
	2025	2024	2025	2024
Finance lease costs:
Amortization of right-of-use assets	$226	$221	$439	$447
Interest on lease liabilities	87	83	161	167
Operating and variable lease costs	2,862	2,948	5,798	5,777
Sublease income	(2,512)	(2,986)	(5,120)	(5,975)
Total lease costs	$663	$266	$1,278	$416
Supplemental cash flow information related to leases is as follows.

	First Six Months
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$625	$621
Operating cash flows from finance leases	$161	$167
Operating cash flows from operating leases	$5,410	$5,409

Supplemental balance sheet information related to leases is as follows.

	June 30, 2025	December 31, 2024
Finance leases:
Property and equipment, net	$4,334	$2,980
Weighted-average lease terms and discount rates are as follows.

June 30, 2025
Weighted-average remaining lease terms:
Finance leases	5.97 years
Operating leases	6.44 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%

Note 11. Lease Assets and Obligations (continued)
Maturities of lease liabilities as of June 30, 2025 are as follows.

Year	Operating Leases	Finance Leases
Remainder of 2025	$5,490	$754
2026	9,437	1,486
2027	7,079	1,152
2028	6,130	764
2029	5,061	532
After 2029	13,101	1,717
Total lease payments	46,298	6,405
Less interest	8,766	1,199
Total lease liabilities	$37,532	$5,206
Lease Income
The components of lease income recorded in restaurant operations are as follows.

	Second Quarter		First Six Months
	2025	2024	2025	2024
Operating lease income	$3,914	$4,236	$7,846	$8,417
Variable lease income	2,288	1,824	4,188	3,623
Total lease income	$6,202	$6,060	$12,034	$12,040

The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of June 30, 2025. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
Remainder of 2025	$386	$323
2026	528	639
2027	431	651
2028	311	662
2029	225	678
After 2029	225	3,499
Total future minimum receipts	$2,106	$6,452

Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the first six months of 2025 and 2024. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax expense for the second quarter of 2025 was $14,171 compared to an income tax benefit of $14,725 for the second quarter of 2024.  Income tax expense for the first six months of 2025 was $6,263 compared to an income tax benefit of $7,909 for the first six months of 2024. The variance in income taxes between 2025 and 2024 is attributable to taxes on income generated by the investment partnerships.  Investment partnership pre-tax gains were $58,504 during the second quarter of 2025 compared to pre-tax losses of $79,890 during the second quarter of 2024. Investment partnership pre-tax gains were $8,912 during the first six months of 2025 compared to pre-tax losses of $57,905 during the first six months of 2024.

Note 12. Income Taxes (continued)
The One Big Beautiful Bill Act was signed into law on July 4, 2025. The new Act makes permanent certain expiring provisions of the Tax Cuts and Jobs Act and restores favorable tax treatment for certain business provisions including 100% bonus depreciation and the business interest expense limitation.
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

Note 14. Fair Value of Financial Assets (continued)
As of June 30, 2025 and December 31, 2024, the fair values of financial assets were as follows.

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$14,780	$—	$—	$14,780	$11,684	$—	$—	$11,684
Equity securities
Consumer goods	43,823	—	—	43,823	39,706	—	—	39,706
Other	5,229	—	—	5,229	5,569	—	—	5,569
Bonds
Government	52,376	3,612	—	55,988	52,328	5,245	—	57,573
Corporate	—	656	—	656	—	750	—	750
Total assets at fair value	$116,208	$4,268	$—	$120,476	$109,287	$5,995	$—	$115,282
There were no changes in our valuation techniques used to measure fair values on a recurring basis.
Note 15. Related Party Transactions
Service Agreement
The Company is party to a service agreement with Biglari Enterprises LLC (“Biglari Enterprises”) under which Biglari Enterprises provides business and administrative related services to the Company. Biglari Enterprises is owned by Mr. Biglari.

The Company paid Biglari Enterprises $5,700 in service fees during the first six months of 2025 and $4,800 during the first six months of 2024. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
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
A disaggregation of our consolidated data for the second quarters and first six months of 2025 and 2024 is presented in the tables which follow.

Restaurant
	Second Quarter
	2025
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$69,258	$2,753	$72,011
Cost and expenses:
Cost of food	13,241	926	14,167
Labor costs	13,366	654	14,020
Occupancy and other	11,985	1,107	13,092
Selling, general and administrative	16,390	44	16,434
Depreciation, amortization and impairment	7,844	19	7,863
Total costs and expenses	62,826	2,750	65,576
Earnings before income taxes	$6,432	$3	$6,435

	Second Quarter
	2024
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$61,711	$2,764	$64,475
Cost and expenses:
Cost of food	11,457	900	12,357
Labor costs	12,078	914	12,992
Occupancy and other	12,330	556	12,886
Selling, general and administrative	13,544	121	13,665
Depreciation, amortization and impairment	6,793	17	6,810
Total costs and expenses	56,202	2,508	58,710
Earnings before income taxes	$5,509	$256	$5,765

Note 16. Business Segment Reporting (continued)

	First Six Months
	2025
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$131,174	$5,186	$136,360
Cost and expenses:
Cost of food	24,853	1,778	26,631
Labor costs	26,215	1,245	27,460
Occupancy and other	24,466	1,813	26,279
Selling, general and administrative	31,805	83	31,888
Depreciation, amortization and impairment	14,315	38	14,353
Total costs and expenses	121,654	4,957	126,611
Earnings before income taxes	$9,520	$229	$9,749

	First Six Months
	2024
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$121,065	$5,406	$126,471
Cost and expenses:
Cost of food	21,570	1,761	23,331
Labor costs	23,775	1,761	25,536
Occupancy and other	24,025	1,078	25,103
Selling, general and administrative	28,231	(125)	28,106
Depreciation, amortization and impairment	13,718	34	13,752
Total costs and expenses	111,319	4,509	115,828
Earnings before income taxes	$9,746	$897	$10,643

Insurance
	Second Quarter
	2025
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$9,098	$8,068	$17,166	$839	$818	$18,823
Cost and expenses:
Insurance losses	4,624	7,048	11,672	—	—	11,672
Underwriting expenses	2,383	1,877	4,260	—	—	4,260
Other segment items	—	—	—	—	1,098	1,098
Total costs and expenses	7,007	8,925	15,932	—	1,098	17,030
Earnings before income taxes	$2,091	$(857)	$1,234	$839	$(280)	$1,793

Note 16. Business Segment Reporting (continued)

	Second Quarter
	2024
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$9,494	$6,797	$16,291	$955	$448	$17,694
Cost and expenses:
Insurance losses	6,161	4,801	10,962	—	—	10,962
Underwriting expenses	2,002	2,781	4,783	—	—	4,783
Other segment items	—	—	—	—	99	99
Total costs and expenses	8,163	7,582	15,745	—	99	15,844
Earnings before income taxes	$1,331	$(785)	$546	$955	$349	$1,850

	First Six Months
	2025
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$18,307	$16,624	$34,931	$1,676	$1,565	$38,172
Cost and expenses:
Insurance losses	10,906	12,771	23,677	—	—	23,677
Underwriting expenses	4,095	5,212	9,307	—	—	9,307
Other segment items	—	—	—	—	1,858	1,858
Total costs and expenses	15,001	17,983	32,984	—	1,858	34,842
Earnings before income taxes	$3,306	$(1,359)	$1,947	$1,676	$(293)	$3,330

	First Six Months
	2024
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$18,804	$13,409	$32,213	$1,870	$1,344	$35,427
Cost and expenses:
Insurance losses	12,936	8,904	21,840	—	—	21,840
Underwriting expenses	3,737	5,231	8,968	—	—	8,968
Other segment items	—	—	—	—	523	523
Total costs and expenses	16,673	14,135	30,808	—	523	31,331
Earnings before income taxes	$2,131	$(726)	$1,405	$1,870	$821	$4,096
Other segment items include general and administrative costs, depreciation, and other income.

Note 16. Business Segment Reporting (continued)

Oil and Gas	Second Quarter
	2025
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$4,161	$3,337	$7,498
Cost and expenses:
Production costs	2,095	785	2,880
Depreciation, depletion and accretion	1,777	1,334	3,111
General and administrative	716	468	1,184
Total costs and expenses	4,588	2,587	7,175

Gains on sales of properties	794	—	794

Earnings before income taxes	$367	$750	$1,117

	Second Quarter
	2024
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$4,992	$3,679	$8,671
Cost and expenses:
Production costs	2,266	2,016	4,282
Depreciation, depletion and accretion	781	1,097	1,878
General and administrative	696	629	1,325
Total costs and expenses	3,743	3,742	7,485

Gains on sales of properties	16,165	—	16,165

Earnings before income taxes	$17,414	$(63)	$17,351

	First Six Months
	2025
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$10,051	$7,377	$17,428
Cost and expenses:
Production costs	4,541	2,385	6,926
Depreciation, depletion and accretion	3,710	2,657	6,367
General and administrative	1,365	1,122	2,487
Total costs and expenses	9,616	6,164	15,780

Gains on sales of properties	10,117	—	10,117

Earnings before income taxes	$10,552	$1,213	$11,765

Note 16. Business Segment Reporting (continued)

	First Six Months
	2024
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$10,860	$7,321	$18,181
Cost and expenses:
Production costs	5,085	3,696	8,781
Depreciation, depletion and accretion	2,328	2,342	4,670
General and administrative	1,292	1,267	2,559
Total costs and expenses	8,705	7,305	16,010

Gains on sales of properties	16,646	—	16,646

Earnings before income taxes	$18,801	$16	$18,817

Brand Licensing	Maxim
	Second Quarter		First Six Months
	2025	2024	2025	2024
Revenue	$2,287	$301	$3,694	$513
Cost and expenses:
Licensing and media cost	2,421	523	4,072	1,026
General and administrative	33	33	76	96
Depreciation and amortization	100	—	170	—
Total costs and expenses	2,554	556	4,318	1,122
Earnings before income taxes	$(267)	$(255)	$(624)	$(609)

Reconciliation of revenues and earnings (loss) before income taxes of our business segments to the consolidated amounts for each of the three months and six months ended June 30 follows.

	Second Quarter
	Revenues		Earnings (losses) before income taxes
	2025	2024	2025	2024
Total operating businesses	$100,619	$91,141	$9,078	$24,711
Investment partnership gains (losses)	—	—	58,504	(79,890)
Investment gains (losses)	—	—	2,925	(2,729)
Interest expenses not allocated to segments	—	—	(852)	(42)
Corporate and other	—	—	(4,553)	(4,965)
	$100,619	$91,141	$65,102	$(62,915)

Note 16. Business Segment Reporting (continued)

	First Six Months
	Revenues		Earnings (losses) before income taxes
	2025	2024	2025	2024
Total operating businesses	$195,654	$180,592	$24,220	$32,947
Investment partnership gains (losses)	—	—	8,912	(57,905)
Investment gains (losses)	—	—	1,340	(1,016)
Interest expenses not allocated to segments	—	—	(1,752)	(42)
Corporate and other	—	—	(8,801)	(7,504)
	$195,654	$180,592	$23,919	$(33,520)

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
As of June 30, 2025, Mr. Biglari beneficially owns shares of the Company that represent approximately 74.3% of the voting interest.
Net earnings (loss) are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	Second Quarter		First Six Months
	2025	2024	2025	2024
Operating businesses:
Restaurant	$4,555	$4,244	$6,744	$7,717
Insurance	1,399	1,454	2,600	3,192
Oil and gas	849	13,369	9,147	14,518
Brand licensing	(198)	(193)	(465)	(458)
Interest expense	(656)	(32)	(1,349)	(32)
Total operating businesses	5,949	18,842	16,677	24,937
Goodwill impairment	—	(1,000)	—	(1,000)
Corporate and other	(3,530)	(3,125)	(6,819)	(5,121)
Investment partnership gains (losses)	46,194	(60,748)	6,768	(43,600)
Investment gains (losses)	2,318	(2,159)	1,030	(827)
Net earnings (loss)	$50,931	$(48,190)	$17,656	$(25,611)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 449 company-operated and franchise restaurants as of June 30, 2025.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2024	146	173	107	3	29	458
Corporate stores transitioned	(2)	2	—	—	—	—
Net restaurants opened (closed)	(1)	(1)	(7)	—	—	(9)
Total stores as of June 30, 2025	143	174	100	3	29	449

Total stores as of December 31, 2023	148	181	128	3	32	492
Corporate stores transitioned	(1)	1	—	—	—	—
Net restaurants opened (closed)	(5)	—	(8)	—	(2)	(15)
Total stores as of June 30, 2024	142	182	120	3	30	477
As of June 30, 2025, ten of the 143 company-operated Steak n Shake stores were closed. Steak n Shake plans to sell or lease eight of the ten locations and refranchise the balance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurant operations are summarized below.

	Second Quarter				First Six Months
	2025		2024		2025		2024
Revenue
Net sales	$46,858		$40,815		$88,473		$79,550
Franchise partner fees	20,150		18,149		37,289		35,907
Franchise royalties and fees	3,128		3,615		6,617		7,092
Other revenue	1,875		1,896		3,981		3,922
Total revenue	72,011		64,475		136,360		126,471

Restaurant cost of sales
Cost of food	14,167	30.2%	12,357	30.3%	26,631	30.1%	23,331	29.3%
Labor costs	14,020	29.9%	12,992	31.8%	27,460	31.0%	25,536	32.1%
Occupancy and other	11,852	25.3%	11,537	28.3%	23,706	26.8%	22,440	28.2%
Total cost of sales	40,039		36,886		77,797		71,307

Selling, general and administrative
General and administrative	12,776	17.7%	13,016	20.2%	24,704	18.1%	24,746	19.6%
Marketing	4,865	6.8%	2,857	4.4%	8,097	5.9%	5,802	4.6%
Other expenses (income)	(1,207)	(1.7)%	(2,208)	(3.4)%	(913)	(0.7)%	(2,442)	(1.9)%
Total selling, general and administrative	16,434	22.8%	13,665	21.2%	31,888	23.4%	28,106	22.2%

Impairments	1,251	1.7%	—	—%	1,251	0.9%	107	0.1%
Depreciation and amortization	6,612	9.2%	6,810	10.6%	13,102	9.6%	13,645	10.8%
Interest on finance leases and obligations	1,240		1,349		2,573		2,663

Earnings before income taxes	6,435		5,765		9,749		10,643

Income tax expense	1,880		1,521		3,005		2,926

Contribution to net earnings	$4,555		$4,244		$6,744		$7,717
Cost of food, labor costs, and occupancy and other costs are expressed as a percentage of net sales.
General and administrative, marketing, other expenses, impairments, and depreciation are expressed as a percentage of total revenue.

Net sales for the second quarter and first six months of 2025 were $46,858 and $88,473, respectively, representing an increase of $6,043 or 14.8% and $8,923 or 11.2%, compared to the second quarter and first six months of 2024, respectively. The increase in net sales was primarily due to an increase in Steak n Shake’s same-store sales of 10.7% during the second quarter of 2025.

For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurant’s profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will decline as we transition from company-operated units to franchise partner units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Fees generated by our franchise partners were $20,150 during the second quarter of 2025, as compared to $18,149 during the second quarter of 2024. Franchise partner fees were $37,289 and $35,907 during the first six months of 2025 and 2024, respectively. Our share of franchise partner fees were higher despite fewer open units in 2025 compared to 2024. As of June 30, 2025 and June 30, 2024, there were 174 and 182 franchise partner units, respectively. Similar to company-operated units, the increase in franchise partner revenue is primarily due to an increase in revenue at the franchise partner units.
Included in franchise partner fees were $5,887 and $5,780 of rental income during the second quarter of 2025 and 2024, respectively, and $11,440 and $11,485 during the first six months of 2025 and 2024, respectively. Franchise partners rent buildings and equipment from Steak n Shake.
The franchise royalties and fees generated by the traditional franchising business were $3,128 during the second quarter of 2025, as compared to $3,615 during the second quarter of 2024. Franchise royalties and fees during the first six months of 2025 were $6,617 as compared to $7,092 during the first six months of 2024. There were 100 Steak n Shake traditional units open on June 30, 2025, as compared to 120 units open on June 30, 2024. The lower unit count was the primary reason for the decrease in franchise royalties and fees during 2025 compared to 2024.
The cost of food at company-operated units during the second quarter of 2025 was $14,167 or 30.2% of net sales, as compared to $12,357 or 30.3% of net sales during the second quarter of 2024. The cost of food at company-operated units during the first six months of 2025 was $26,631 or 30.1% of net sales, as compared to $23,331 or 29.3% of net sales during the first six months of 2024. The cost of food as a percentage of net sales was relatively flat during the second quarter of 2025 compared to 2024. The increase during the first six months of 2025 compared to 2024 was primarily due to improvements in the quality of various products.

The labor costs at company-operated restaurants during the second quarter of 2025 were $14,020 or 29.9% of net sales, as compared to $12,992 or 31.8% of net sales in the second quarter of 2024. Labor costs at company-operated restaurants during the first six months of 2025 were $27,460 or 31.0% of net sales, as compared to $25,536 or 32.1% of net sales in 2024. Labor costs expressed as a percentage of net sales decreased during 2025 compared to 2024 primarily due to a decrease in management labor.
General and administrative expenses during the second quarter of 2025 were $12,776 or 17.7% of total revenue, as compared to $13,016 or 20.2% of total revenue in the second quarter of 2024. General and administrative expenses during the first six months of 2025 were $24,704 or 18.1% of total revenue, as compared to $24,746 or 19.6% of total revenue in the first six months of 2024. General and administrative expenses decreased during 2025 compared to 2024 primarily due to a decrease in legal and professional fees.
Marketing expenses during the second quarter of 2025 were $4,865 or 6.8% of total revenue, as compared to $2,857 or 4.4% of total revenue in the second quarter of 2024. Marketing expenses during the first six months of 2025 were $8,097 or 5.9% of total revenue, as compared to $5,802 or 4.6% of total revenue in the first six months of 2024. Marketing expenses increased during 2025 compared to 2024 primarily due to promotions of new products and new methods of payments.
The Company recorded $1,251 of impairment charges in the second quarter of 2025 and $1,251 and $107 in the first six months of 2025 and 2024, respectively, related to underperforming stores.
Interest on obligations under leases was $2,573 during 2025 versus $2,663 during 2024.
Other income was $913 during 2025 versus $2,442 during 2024. During 2025, Steak n Shake sold one property for a gain of $1,100. During 2024, Western Sizzlin received a settlement of $450 and Steak n Shake sold three properties for a gain of $1,957.

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

	Second Quarter				First Six Months
	2025		2024		2025		2024
Revenue
Net sales and other	$89,856		$83,470		$170,173		$164,258

Restaurant cost of sales
Cost of food	$26,719	29.7%	$24,840	29.8%	$50,138	29.5%	$48,010	29.2%
Labor costs	23,256	25.9%	22,305	26.7%	44,746	26.3%	44,070	26.8%
Occupancy and other	17,937	20.0%	17,163	20.6%	34,602	20.3%	33,941	20.7%
Total cost of sales	$67,912		$64,308		$129,486		$126,021

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
Underwriting results of our insurance operations are summarized below.

	Second Quarter		First Six Months
	2025	2024	2025	2024
Underwriting gain attributable to:
First Guard	$2,091	$1,331	$3,306	$2,131
Southern Pioneer	(857)	(785)	(1,359)	(726)
Pre-tax underwriting gain	1,234	546	1,947	1,405
Income tax expense	259	115	409	295
Net underwriting gain	$975	$431	$1,538	$1,110

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings of our insurance operations are summarized below.

	Second Quarter		First Six Months
	2025	2024	2025	2024
Premiums written	$17,403	$16,848	$36,425	$33,375
Premiums earned	$17,166	$16,291	$34,931	$32,213

Insurance losses	11,672	10,962	23,677	21,840
Underwriting expenses	4,260	4,783	9,307	8,968
Pre-tax underwriting gain	1,234	546	1,947	1,405
Other income and expenses
Investment income	839	955	1,676	1,870
Other income (expenses)	(280)	349	(293)	821
Total other income	559	1,304	1,383	2,691
Earnings before income taxes	1,793	1,850	3,330	4,096
Income tax expense	394	396	730	904
Contribution to net earnings	$1,399	$1,454	$2,600	$3,192

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

	Second Quarter				First Six Months
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$9,098		$9,494		$18,307		$18,804
Premiums earned	$9,098	100.0%	$9,494	100.0%	$18,307	100.0%	$18,804	100.0%

Insurance losses	4,624	50.8%	6,161	64.9%	10,906	59.6%	12,936	68.8%
Underwriting expenses	2,383	26.2%	2,002	21.1%	4,095	22.4%	3,737	19.9%
Total losses and expenses	7,007	77.0%	8,163	86.0%	15,001	82.0%	16,673	88.7%
Pre-tax underwriting gain	$2,091		$1,331		$3,306		$2,131

First Guard produced an underwriting gain in the second quarter and first six months of 2025. Its underwriting gain increased $1,175 in the first six months of 2025 compared to 2024. It is the nature of the insurance industry to experience volatility in underwriting performance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	Second Quarter				First Six Months
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$8,305		$7,354		$18,118		$14,571
Premiums earned	$8,068	100.0%	$6,797	100.0%	$16,624	100.0%	$13,409	100.0%

Insurance losses	7,048	87.4%	4,801	70.6%	12,771	76.8%	8,904	66.4%
Underwriting expenses	1,877	23.3%	2,781	40.9%	5,212	31.4%	5,231	39.0%
Total losses and expenses	8,925	110.7%	7,582	111.5%	17,983	108.2%	14,135	105.4%
Pre-tax underwriting gain (loss)	$(857)		$(785)		$(1,359)		$(726)
Premiums earned increased $3,215 or 24.0% in the first six months of 2025 compared to 2024, primarily because of rate increases in its personal lines, e.g. homeowners insurance.
A summary of net investment income attributable to our insurance operations follows.

	Second Quarter		First Six Months
	2025	2024	2025	2024
Interest, dividends and other investment income:
First Guard	$424	$533	$850	$1,103
Southern Pioneer	402	422	791	767
Biglari Reinsurance	13	—	35	—
Pre-tax investment income	839	955	1,676	1,870
Income tax expense	176	201	352	393
Net investment income	$663	$754	$1,324	$1,477
We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Oil and Gas
A summary of revenues and earnings of our oil and gas operations follows.

	Second Quarter		First Six Months
	2025	2024	2025	2024
Oil and gas revenues	$7,498	$8,671	$17,428	$18,181

Oil and gas production costs	2,880	4,282	6,926	8,781
Depreciation, depletion and accretion	3,111	1,878	6,367	4,670
General and administrative expenses	1,184	1,325	2,487	2,559
Total cost and expenses	7,175	7,485	15,780	16,010

Gain on sale of properties	794	16,165	10,117	16,646

Earnings before income taxes	1,117	17,351	11,765	18,817
Income tax expense	268	3,982	2,618	4,299
Contribution to net earnings	$849	$13,369	$9,147	$14,518
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
Abraxas Petroleum
Abraxas Petroleum operates oil and gas properties in the Permian Basin. Earnings for Abraxas Petroleum are summarized below.

	Second Quarter		First Six Months
	2025	2024	2025	2024
Oil and gas revenues	$4,161	$4,992	$10,051	$10,860

Oil and gas production costs	2,095	2,266	4,541	5,085
Depreciation, depletion and accretion	1,777	781	3,710	2,328
General and administrative expenses	716	696	1,365	1,292
Total cost and expenses	4,588	3,743	9,616	8,705

Gain on sale of properties	794	16,165	10,117	16,646

Earnings before income taxes	367	17,414	10,552	18,801
Income tax expense	88	4,013	2,468	4,332
Contribution to net earnings	$279	$13,401	$8,084	$14,469

Abraxas Petroleum’s revenue remained consistent during the first six months of 2025 compared to 2024. Depletion increased in the first six months of 2025 compared to 2024 due to an increase in the depletion rate.

During the first six months of 2025, Abraxas Petroleum recorded a gain of $10,117 from selling undeveloped reserves to an unaffiliated party to conduct development activities; however, Abraxas Petroleum will not be required to fund any exploration expenditures on the undeveloped properties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Southern Oil
Southern Oil primarily operates oil and natural gas properties offshore in Louisiana state waters.  Earnings for Southern Oil are summarized below.

	Second Quarter		First Six Months
	2025	2024	2025	2024
Oil and gas revenues	$3,337	$3,679	$7,377	$7,321

Oil and gas production costs	785	2,016	2,385	3,696
Depreciation, depletion and accretion	1,334	1,097	2,657	2,342
General and administrative expenses	468	629	1,122	1,267
Total cost and expenses	2,587	3,742	6,164	7,305

Earnings (loss) before income taxes	750	(63)	1,213	16
Income tax expense (benefit)	180	(31)	150	(33)
Contribution to net earnings	$570	$(32)	$1,063	$49

Southern Oil’s revenue remained consistent during the first six months of 2025 compared to 2024. Southern Oil repaired several nonperforming wells throughout 2024 which has increased production during 2025. However, the sales prices of crude oil were lower during 2025 compared to the same period of 2024 which offset any increase in revenue from Southern Oil’s production increases.
Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	Second Quarter		First Six Months
	2025	2024	2025	2024
Licensing and media revenue	$2,287	$301	$3,694	$513

Licensing and media costs	2,421	523	4,072	1,026
Depreciation and amortization	100	—	170	—
General and administrative expenses	33	33	76	96
Earnings (loss) before income taxes	(267)	(255)	(624)	(609)
Income tax expense (benefit)	(69)	(62)	(159)	(151)
Contribution to net earnings (loss)	$(198)	$(193)	$(465)	$(458)
Maxim’s revenue increased during the first half of 2025 as compared to the same period in 2024 due to the launch of various new digital contests.
Investment Gains and Investment Partnership Gains
Investment gains net of tax for the second quarter of 2025 were $2,318 as compared to investment losses net of tax for the second quarter of 2024 of $2,159. Investment gains net of tax for the first six months of 2025 were $1,030 as compared to investment losses net of tax for the first six months of 2024 of $827. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings (loss) from our investments in partnerships are summarized below.

	Second Quarter		First Six Months
	2025	2024	2025	2024
Investment partnership gains (losses)	$58,504	$(79,890)	$8,912	$(57,905)
Tax expense (benefit)	12,310	(19,142)	2,144	(14,305)
Contribution to net earnings	$46,194	$(60,748)	$6,768	$(43,600)
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
Interest Expense
The Company’s interest expense is summarized below.

	Second Quarter		First Six Months
	2025	2024	2025	2024
Interest expense on notes payable	$852	$42	$1,752	$42
Tax benefit	196	10	403	10
Interest expense net of tax	$656	$32	$1,349	$32
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses during the second quarter and first six months of 2025 were $3,530 and $6,819, respectively, compared to $3,125 and $5,121 in the second quarter and first six months of 2024, respectively.
Income Taxes
Income tax expense for the second quarter of 2025 was $14,171 compared to income tax benefit of $14,725 for the second quarter of 2024. Income tax expense for the first six months of 2025 was $6,263 compared to income tax benefit of $7,909 for the first six months of 2024. The variance in income taxes between 2025 and 2024 is attributable to taxes on income generated by the investment partnerships. Investment partnership pre-tax gains were $58,504 during the second quarter of 2025 compared to pre-tax losses of $79,890 during the second quarter of 2024. Investment partnership pre-tax gains were $8,912 during the first six months of 2025 compared to pre-tax losses of $57,905 during the first six months of 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Condition
Consolidated cash and investments are summarized below.

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$32,766	$30,709
Investments	104,541	102,975
Fair value of interest in investment partnerships	719,846	656,266
Total cash and investments	857,153	789,950
Less: portion of Company stock held by investment partnerships	(516,953)	(454,539)
Carrying value of cash and investments on balance sheet	$340,200	$335,411
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.
Liquidity
Our balance sheet continues to maintain significant liquidity.  Consolidated cash flow activities are summarized below.

	First Six Months
	2025	2024
Net cash provided by operating activities	$57,942	$20,910
Net cash used in investing activities	(27,161)	(19,586)
Net cash used in financing activities	(28,778)	(2,691)
Effect of exchange rate changes on cash	42	(7)
Decrease in cash, cash equivalents and restricted cash	$2,045	$(1,374)
In 2025, cash from operating activities increased by $37,032 as compared to 2024. The change was primarily attributable to $35,000 of distributions from investment partnerships during 2025.
Cash used in investing activities increased during 2025 by $7,575 as compared to 2024 primarily due to a reduction in proceeds from the sale of property and equipment.
Cash used in financing activities increased during 2025 by $26,087 as compared to 2024 primarily due to payments on the Company’s line of credit in 2025.
Biglari Holdings Lines of Credit
Biglari Holdings’ line of credit was amended on September 13, 2024, and the available line of credit was increased to $35,000. The line of credit matures on September 13, 2026. The line of credit includes customary covenants, as well as financial maintenance covenants. As of June 30, 2025, we were in compliance with all covenants. The balance on the line of credit was $19,000 and $35,000 on June 30, 2025 and December 31, 2024, respectively.

On November 8, 2024, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $75,000. The line of credit will be available on a revolving basis until November 7, 2027. The line of credit includes customary covenants as well as financial maintenance covenants. As of June 30, 2025, we were in compliance with all covenants. The balance on the line of credit was $10,000 on December 31, 2024. As of June 30, 2025, Biglari Holdings had no debt outstanding on its line of credit.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of June 30, 2025 and December 31, 2024, Western Sizzlin had no debt outstanding on its revolver.

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
Item 4.     Controls and Procedures
Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2025 our disclosure controls and procedures were not effective, due to material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Biglari Holdings Inc.

Date: August 8, 2025	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller