Form 10-Q
period 2025-09-30
Biglari Holdings Inc.
filed 2025-11-07
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock, no par value	BH.A	New York Stock Exchange
Class B Common Stock, no par value	BH	New York Stock Exchange
Class A Common Stock, no par value	BH.A	NYSE Texas, Inc.
Class B Common Stock, no par value	BH	NYSE Texas, Inc.
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
Number of shares of common stock outstanding as of November 5, 2025:

Class A common stock –	206,864
Class B common stock –	2,068,640

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$272,485	$30,709
Investments	96,684	102,975
Receivables	21,239	25,184
Inventories	3,934	4,031
Other current assets	9,803	7,716
Total current assets	404,145	170,615
Property and equipment	368,134	376,155
Operating lease assets	39,596	34,011
Goodwill and other intangible assets	76,239	75,316
Investment partnerships	179,160	201,727
Other assets	12,224	8,309
Total assets	$1,079,498	$866,133
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$70,987	$63,381
Losses and loss adjustment expenses	18,502	17,250
Unearned premiums	18,224	17,236
Current portion of lease obligations	14,331	14,449
Current portion of note payable and lines of credit	20,916	35,000
Total current liabilities	142,960	147,316
Lease obligations	97,007	90,739
Deferred taxes	28,096	29,393
Note payable and lines of credit	214,914	10,000
Asset retirement obligations	15,736	15,218
Other liabilities	506	506
Total liabilities	499,219	293,172
Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	385,594	385,594
Retained earnings	640,064	627,699
Accumulated other comprehensive loss	(1,372)	(2,872)
Treasury stock, at cost	(445,145)	(438,598)
Biglari Holdings Inc. shareholders’ equity	580,279	572,961
Total liabilities and shareholders’ equity	$1,079,498	$866,133
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	Third Quarter		First Nine Months
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$71,741	$62,384	$208,101	$188,855
Insurance premiums and other	19,179	18,247	57,351	53,674
Oil and gas	7,372	9,574	24,800	27,755
Licensing and media	1,446	202	5,140	715
Total revenues	99,738	90,407	295,392	270,999
Costs and expenses
Restaurant cost of sales	41,838	36,212	119,635	107,519
Insurance losses and underwriting expenses	13,195	14,397	46,179	45,205
Oil and gas production costs	3,245	4,425	10,171	13,206
Licensing and media costs	2,396	432	6,468	1,458
Selling, general and administrative	20,423	19,510	64,643	56,438
Gain on sale of oil and gas properties	(95)	(54)	(10,212)	(16,700)
Impairments	—	—	1,251	1,107
Depreciation, depletion, and amortization	9,545	10,585	30,074	29,760
Interest expense on leases	1,508	1,353	4,081	4,016
Interest expense on borrowings	829	275	2,581	317
Total costs and expenses	92,884	87,135	274,871	242,326
Other income
Investment gains	1,491	4,740	2,831	3,724
Investment partnership gains (losses)	(15,897)	35,314	(6,985)	(22,591)
Total other income (expenses)	(14,406)	40,054	(4,154)	(18,867)
Earnings (loss) before income taxes	(7,552)	43,326	16,367	9,806
Income tax expense (benefit)	(2,261)	11,201	4,002	3,292
Net earnings (loss)	$(5,291)	$32,125	$12,365	$6,514

Net earnings (loss) per average equivalent Class A share *	$(20.38)	$114.77	$47.28	$23.15
*Net earnings (loss) per average equivalent Class B share outstanding are one-fifth of the average equivalent Class A share or $(4.08) and $9.46 for the third quarter and first nine months of 2025, respectively, and $22.95 and $4.63 for the third quarter and first nine months of 2024, respectively.
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Third Quarter		First Nine Months
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net earnings (loss)	$(5,291)	$32,125	$12,365	$6,514
Foreign currency translation	20	488	1,500	339
Comprehensive income (loss)	$(5,271)	$32,613	$13,865	$6,853
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Nine Months
	2025	2024
	(Unaudited)
Operating activities
Net earnings	$12,365	$6,514
Adjustments to reconcile net earnings to operating cash flows:
Depreciation, depletion, and amortization	30,074	29,760
Provision for deferred income taxes	(1,417)	(2,756)
Asset impairments	1,251	1,107
Gains on sale of assets	(14,050)	(21,718)
Investment and investment partnership gains and losses	4,154	18,867
Distributions from investment partnerships	54,000	1,000
Changes in receivables, inventories and other assets	(2,571)	(2,503)
Changes in accounts payable and accrued expenses	5,382	1,394
Net cash provided by operating activities	89,188	31,665
Investing activities
Capital expenditures	(18,950)	(23,497)
Proceeds from property and equipment disposals	17,968	25,412
Purchases of interests in limited partnerships	(44,965)	(30,499)
Purchases of investments	(48,375)	(56,183)
Sales of investments and redemptions of fixed maturity securities	58,122	49,851
Net cash used in investing activities	(36,200)	(34,916)
Financing activities
Proceeds from line of credit	43,000	16,050
Payments on line of credit	(73,000)	(7,050)
Proceeds from note payable, net	223,000	—
Principal payments on direct financing lease obligations	(4,278)	(4,131)
Net cash provided by financing activities	188,722	4,869
Effect of exchange rate changes on cash	54	(42)
Increase in cash, cash equivalents and restricted cash	241,764	1,576
Cash, cash equivalents and restricted cash at beginning of year	31,432	29,654
Cash, cash equivalents and restricted cash at end of third quarter	$273,196	$31,230

	September 30,
	2025	2024
	(Unaudited)
Cash and cash equivalents	$272,485	$29,891
Restricted cash in other long-term assets	711	1,339
Cash, cash equivalents and restricted cash at end of third quarter	$273,196	$31,230
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
For the third quarter and first nine months of 2025
Balance at December 31, 2024	$1,138	$385,594	$627,699	$(2,872)	$(438,598)	$572,961
Net earnings (loss)			(33,275)			(33,275)
Other comprehensive income				470		470
Adjustment for holdings in investment partnerships					(320)	(320)
Balance at March 31, 2025	$1,138	$385,594	$594,424	$(2,402)	$(438,918)	$539,836
Net earnings (loss)			50,931			50,931
Other comprehensive income				1,010		1,010
Adjustment for holdings in investment partnerships					(2,491)	(2,491)
Balance at June 30, 2025	$1,138	$385,594	$645,355	$(1,392)	$(441,409)	$589,286
Net earnings (loss)			(5,291)			(5,291)
Other comprehensive income				20		20
Adjustment for holdings in investment partnerships					(3,736)	(3,736)
Balance at September 30, 2025	$1,138	$385,594	$640,064	$(1,372)	$(445,145)	$580,279

For the third quarter and first nine months of 2024
Balance at December 31, 2023	$1,138	$385,594	$631,458	$(2,518)	$(416,342)	$599,330
Net earnings (loss)			22,579			22,579
Other comprehensive loss				(31)		(31)
Adjustment for holdings in investment partnerships					(3,306)	(3,306)
Balance at March 31, 2024	$1,138	$385,594	$654,037	$(2,549)	$(419,648)	$618,572
Net earnings (loss)			(48,190)			(48,190)
Other comprehensive loss				(118)		(118)
Adjustment for holdings in investment partnerships					(1,085)	(1,085)
Balance at June 30, 2024	$1,138	$385,594	$605,847	$(2,667)	$(420,733)	$569,179
Net earnings (loss)			32,125			32,125
Other comprehensive income				488		488
Adjustment for holdings in investment partnerships					(29)	(29)
Balance at September 30, 2024	$1,138	$385,594	$637,972	$(2,179)	$(420,762)	$601,763
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
As of September 30, 2025, Mr. Biglari beneficially owns shares of the Company that represent approximately 74.3% of the voting interest.

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

Note 2. Earnings Per Share (continued)
The following table presents shares authorized, issued and outstanding on September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640

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

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Equivalent Class A common stock outstanding	620,592	620,592	620,592	620,592
Proportional ownership of Company stock held by investment partnerships	360,948	340,683	359,052	339,245
Equivalent Class A common stock for earnings per share	259,644	279,909	261,540	281,347
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

Investment gains for the third quarter and first nine months of 2025 were $1,491 and $2,831, respectively. Investment gains in the third quarter and first nine months of 2024 were $4,740 and $3,724, respectively.
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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2024	$656,266	$454,539	$201,727
Investment partnership gains (losses)	100,784	107,769	(6,985)
Distributions (net of contributions)	(9,035)		(9,035)
Changes in proportionate share of Company stock held		6,547	(6,547)
Partnership interest at September 30, 2025	$748,015	$568,855	$179,160

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2023	$472,772	$273,669	$199,103
Investment partnership gains (losses)	(10,682)	11,909	(22,591)
Contributions (net of distributions)	29,499		29,499
Changes in proportionate share of Company stock held		4,420	(4,420)
Partnership interest at September 30, 2024	$491,589	$289,998	$201,591
The carrying value of the investment partnerships net of deferred taxes is presented below.

	September 30, 2025	December 31, 2024
Carrying value of investment partnerships	$179,160	$201,727
Deferred tax liability related to investment partnerships	(28,493)	(17,255)
Carrying value of investment partnerships net of deferred taxes	$150,667	$184,472
We expect that a majority of the $28,493 deferred tax liability enumerated above will not become due until the dissolution of the investment partnerships.
The Company’s proportionate share of Company stock held by investment partnerships at cost was $445,145 and $438,598 at September 30, 2025 and December 31, 2024, respectively.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Gains (losses) from investment partnerships	$(15,897)	$35,314	$(6,985)	$(22,591)
Tax expense (benefit)	(3,421)	8,867	(1,277)	(5,438)
Contribution to net earnings (loss)	$(12,476)	$26,447	$(5,708)	$(17,153)
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

Note 4. Investment Partnerships (continued)

Incentive reallocation related to gains on the Company’s stock was $8,360 through the first nine months of 2025. There were no incentive reallocations accrued during the first nine months of 2024.
Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of September 30, 2025	$697,518	$349,565
Total liabilities as of September 30, 2025	$29,853	$187,490
Revenue for the first nine months of 2025	$117,616	$8,643
Earnings for the first nine months of 2025	$116,829	$1,307
Biglari Holdings’ ownership interest as of September 30, 2025	92.2%	86.2%

Total assets as of December 31, 2024	$567,387	$367,630
Total liabilities as of December 31, 2024	$20,609	$188,202
Revenue for the first nine months of 2024	$(1,940)	$(630)
Earnings for the first nine months of 2024	$(3,233)	$(9,261)
Biglari Holdings’ ownership interest as of September 30, 2024	90.2%	87.8%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	September 30, 2025	December 31, 2024
Land	$131,930	$134,738
Buildings	166,340	160,282
Land and leasehold improvements	155,130	152,091
Equipment	212,742	213,800
Oil and gas properties	157,723	156,849
Construction in progress	2,452	672
	826,317	818,432
Less accumulated depreciation, depletion, and amortization	(458,183)	(442,277)
Property and equipment, net	$368,134	$376,155
Depletion expense related to oil and gas properties was $8,276 and $7,412 during the first nine months of 2025 and 2024, respectively.
The Company did not record any impairments to restaurant long-lived assets in the third quarter of 2025 and 2024. The Company recorded an impairment to restaurant long-lived assets related to underperforming stores of $1,251 and $107 in the first nine months of 2025 and 2024, respectively.

We did not record any impairments to our oil and gas assets during the third quarter and first nine months of 2025 and 2024. However, if commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves, and cash flows will be adversely impacted.

Abraxas Petroleum recorded gains of $95 and $54 during the third quarter of 2025 and 2024, respectively, and recorded gains of $10,212 and $16,700 during the first nine months of 2025 and 2024, respectively, as a result of selling undeveloped reserves.

Note 5. Property and Equipment (continued)
Abraxas may receive future royalties for each of these transactions as the reserves are developed by the respective unaffiliated parties.

Property and equipment held for sale of $1,786 and $1,081 are recorded in other assets as of September 30, 2025 and December 31, 2024, respectively. The assets classified as held for sale include properties which were previously company-operated restaurants.

During the first nine months of 2025 and 2024, the Company recognized net gains of $3,825 and $5,335, respectively, in connection with property sales, lease terminations and asset disposals which are included in selling, general and administrative expenses in the consolidated statements of earnings.
Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2024
Goodwill	$53,796
Impairments prior to 2025	(1,300)
52,496
Change in foreign exchange rates during the first nine months of 2025	72
Goodwill at September 30, 2025	$52,568

Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of our reporting units and indefinite-lived intangible assets. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to earnings as an impairment loss. There was no impairment recorded by Steak n Shake for goodwill during the first nine months of 2025 or 2024. We perform our annual assessment of our recoverability of goodwill related to Western Sizzlin during the second quarter. We did not record an impairment for goodwill during 2025. An impairment to goodwill of $1,000 was recorded in 2024. There was no impairment recorded for intangible assets during the first nine months of 2025 and 2024.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2024
Intangibles	$15,876	$10,692	$26,568
Impairments prior to 2025	—	(3,748)	(3,748)
	15,876	6,944	22,820
Change in foreign exchange rates during the first nine months of 2025	—	851	851
Balance at September 30, 2025	$15,876	$7,795	$23,671

Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Net sales	$47,462	$39,660	$135,935	$119,210
Franchise partner fees	19,166	17,157	56,455	53,064
Franchise royalties and fees	2,897	3,442	9,514	10,534
Other	2,216	2,125	6,197	6,047
	$71,741	$62,384	$208,101	$188,855
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

The Company leases or subleases property and equipment to franchise partners under lease arrangements. Both real estate and equipment rental payments are charged to franchise partners and are recognized in accordance with ASC 842, “Leases”. During the third quarter of 2025 and 2024, restaurant operations recognized $5,885 and $5,780, respectively, in franchise partner fees related to rental income. During the first nine months ended September 30, 2025 and September 30, 2024, restaurant operations recognized $17,325 and $17,265, respectively, in franchise partner fees related to rental income.
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

Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	September 30, 2025	December 31, 2024
Accounts payable	$27,811	$28,542
Gift cards and other marketing	4,154	6,655
Insurance accruals	1,340	1,746
Compensation	6,383	4,911
Deferred revenue	3,689	3,723
Taxes payable	13,946	8,134
Oil and gas payable	2,347	1,912
Professional fees	6,386	3,052
Due to broker	4,379	3,517
Other	552	1,189
Accounts payable and accrued expenses	$70,987	$63,381

Note 9. Note Payable and Lines of Credit
Note payable and lines of credit include the following.

Current portion of note payable and lines of credit	September 30, 2025	December 31, 2024
Steak n Shake note payable	$5,916	$—
Biglari Holdings lines of credit	15,000	35,000
Total current portion of note payable and lines of credit	$20,916	$35,000

Long-term portion of note payable and lines of credit
Steak n Shake note payable	$214,914	$—
Biglari Holdings lines of credit	—	10,000
Total long-term portion of note payable and lines of credit	$214,914	$10,000
Biglari Holdings Line of Credit
Biglari Holdings’ line of credit dated September 13, 2022 was amended on September 13, 2024 and the available line of credit is $35,000. The line of credit matures on September 13, 2026. The line of credit includes customary covenants, as well as financial maintenance covenants. There was a $15,000 and $35,000 balance on the line of credit on September 30, 2025 and December 31, 2024, respectively. Our interest rate was 7.1% on September 30, 2025 and December 31, 2024.

On November 8, 2024, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $75,000. The line of credit was terminated on September 29, 2025.

Steak n Shake Note Payable
On September 30, 2025, Steak n Shake obtained a loan of $225,000. The term of the loan is five years, with an interest rate fixed at 8.8% per annum, and the loan will be amortized at a rate of 3.0% per annum. The loan includes customary covenants as well as financial maintenance covenants and customary events of default. The debt is an obligation of Steak n Shake and the proceeds from the loan were distributed to Biglari Holdings. All of the debt is secured by real estate owned by Steak n Shake.

Note 9. Note Payable and Lines of Credit (continued)
Expected principal payments for the Steak n Shake note payable as of September 30, 2025, are as follows.

Year
Remainder of 2025	$1,125
2026	6,750
2027	6,750
2028	6,750
2029	6,750
After 2029	196,875
Total Steak n Shake note payable	225,000
Less unamortized debt issuance costs	4,170
Total Steak n Shake note payable, net	$220,830

Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of September 30, 2025 and December 31, 2024, there was no debt outstanding under its revolver.

Note 10. Unpaid Losses and Loss Adjustment Expenses
Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under insurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, net of reinsurance, for each of the nine-month periods ended September 30, 2025 and 2024 follows.

	September 30, 2025	September 30, 2024
Balances at beginning of year:
Gross liabilities	$18,028	$16,105
Reinsurance recoverable on unpaid losses	(778)	(937)
Net liabilities	17,250	15,168
Incurred losses and loss adjustment expenses:
Current accident year	32,389	36,246
Prior accident years	1,336	(4,189)
Total	33,725	32,057
Paid losses and loss adjustment expenses:
Current accident year	26,774	27,226
Prior accident years	6,759	4,718
Total	33,533	31,944
Balances at September 30:
Net liabilities	17,442	15,281
Reinsurance recoverable on unpaid losses	1,060	576
Gross liabilities	$18,502	$15,857
We recorded net increases of $1,336 for estimated ultimate liabilities for prior accident years in the first nine months of 2025, and net reductions of $4,189 in the first nine months of 2024. These changes as a percentage of the net liabilities at the beginning of each year were 7.7% in 2025 and 27.6% in 2024.

Note 11. Lease Assets and Obligations
Lease obligations include the following.

Current portion of lease obligations	September 30, 2025	December 31, 2024
Finance lease liabilities	$1,242	$1,250
Finance obligations	4,640	4,664
Operating lease liabilities	8,449	8,535
Total current portion of lease obligations	$14,331	$14,449

Long-term lease obligations
Finance lease liabilities	$6,386	$2,747
Finance obligations	57,463	60,386
Operating lease liabilities	33,158	27,606
Total long-term lease obligations	$97,007	$90,739
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
Total lease cost consists of the following.

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Finance lease costs:
Amortization of right-of-use assets	$320	$249	$759	$696
Interest on lease liabilities	233	78	394	245
Operating and variable lease costs	2,857	2,880	8,655	8,657
Sublease income	(2,772)	(3,002)	(7,892)	(8,977)
Total lease costs	$638	$205	$1,916	$621
Supplemental cash flow information related to leases is as follows.

	First Nine Months
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$921	$921
Operating cash flows from finance leases	$395	$245
Operating cash flows from operating leases	$8,221	$8,147

Note 11. Lease Assets and Obligations (continued)
Supplemental balance sheet information related to leases is as follows.

	September 30, 2025	December 31, 2024
Finance leases:
Property and equipment, net	$6,625	$2,980
Weighted-average lease terms and discount rates are as follows.

September 30, 2025
Weighted-average remaining lease terms:
Finance leases	13.3 years
Operating leases	6.8 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%
Maturities of lease liabilities as of September 30, 2025 are as follows.

Year	Operating Leases	Finance Leases
Remainder of 2025	$2,684	$433
2026	10,366	1,708
2027	8,294	1,374
2028	7,150	986
2029	5,919	754
After 2029	17,618	6,826
Total lease payments	52,031	12,081
Less interest	10,424	4,453
Total lease liabilities	$41,607	$7,628
Lease Income
The components of lease income recorded in restaurant operations are as follows.

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Operating lease income	$3,975	$4,284	$11,821	$12,701
Variable lease income	2,254	1,761	6,442	5,384
Total lease income	$6,229	$6,045	$18,263	$18,085

Note 11. Lease Assets and Obligations (continued)
The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of September 30, 2025. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
Remainder of 2025	$220	$170
2026	622	649
2027	544	660
2028	424	672
2029	338	687
After 2029	357	3,554
Total future minimum receipts	$2,505	$6,392

Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the first nine months of 2025 and 2024. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax benefit for the third quarter of 2025 was $2,261 compared to an income tax expense of $11,201 for the third quarter of 2024.  Income tax expense for the first nine months of 2025 was $4,002 compared to an income tax expense of $3,292 for the first nine months of 2024. The variance in income taxes between 2025 and 2024 is primarily attributable to taxes on income generated by the investment partnerships.
The One Big Beautiful Bill Act was signed into law on July 4, 2025. The new Act makes permanent certain expiring provisions of the Tax Cuts and Jobs Act and restores favorable tax treatment for certain business provisions including 100% bonus depreciation and the business interest expense limitation. We are currently evaluating the impact of the new Act on our financial results and disclosures.
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
As of September 30, 2025 and December 31, 2024, the fair values of financial assets were as follows.

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$32,164	$—	$—	$32,164	$11,684	$—	$—	$11,684
Equity securities
Consumer goods	45,084	—	—	45,084	39,706	—	—	39,706
Other	6,257	—	3,000	9,257	5,569	—	—	5,569
Bonds
Government	38,471	2,871	—	41,342	52,328	5,245	—	57,573
Corporate	—	557	—	557	—	750	—	750
Total assets at fair value	$121,976	$3,428	$3,000	$128,404	$109,287	$5,995	$—	$115,282
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

The Company paid Biglari Enterprises $8,550 in service fees during the first nine months of 2025 and $7,200 during the first nine months of 2024. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
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
A disaggregation of our consolidated data for the third quarters and first nine months of 2025 and 2024 is presented in the tables which follow.

Restaurant
	Third Quarter
	2025
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$69,148	$2,593	$71,741
Cost and expenses:
Cost of food	13,928	921	14,849
Labor costs	13,929	644	14,573
Occupancy and other	13,113	811	13,924
Selling, general and administrative	14,241	41	14,282
Depreciation, amortization and impairment	6,449	19	6,468
Total costs and expenses	61,660	2,436	64,096
Earnings before income taxes	$7,488	$157	$7,645

Note 16. Business Segment Reporting (continued)

	Third Quarter
	2024
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$59,821	$2,563	$62,384
Cost and expenses:
Cost of food	11,370	848	12,218
Labor costs	12,337	821	13,158
Occupancy and other	11,672	517	12,189
Selling, general and administrative	11,464	95	11,559
Depreciation, amortization and impairment	6,730	17	6,747
Total costs and expenses	53,573	2,298	55,871
Earnings before income taxes	$6,248	$265	$6,513

	First Nine Months
	2025
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$200,322	$7,779	$208,101
Cost and expenses:
Cost of food	38,781	2,699	41,480
Labor costs	40,144	1,889	42,033
Occupancy and other	37,579	2,624	40,203
Selling, general and administrative	46,046	124	46,170
Depreciation, amortization and impairment	20,764	57	20,821
Total costs and expenses	183,314	7,393	190,707
Earnings before income taxes	$17,008	$386	$17,394

	First Nine Months
	2024
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$180,886	$7,969	$188,855
Cost and expenses:
Cost of food	32,940	2,609	35,549
Labor costs	36,112	2,582	38,694
Occupancy and other	35,697	1,595	37,292
Selling, general and administrative	39,695	(30)	39,665
Depreciation, amortization and impairment	20,448	51	20,499
Total costs and expenses	164,892	6,807	171,699
Earnings before income taxes	$15,994	$1,162	$17,156

Note 16. Business Segment Reporting (continued)

Insurance
	Third Quarter
	2025
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$9,136	$8,596	$17,732	$824	$623	$19,179
Cost and expenses:
Insurance losses	6,517	3,531	10,048	—	—	10,048
Underwriting expenses	928	2,219	3,147	—	—	3,147
Other segment items	—	—	—	—	737	737
Total costs and expenses	7,445	5,750	13,195	—	737	13,932
Earnings before income taxes	$1,691	$2,846	$4,537	$824	$(114)	$5,247

	Third Quarter
	2024
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$9,394	$7,281	$16,675	$816	$756	$18,247
Cost and expenses:
Insurance losses	6,003	3,486	9,489	—	—	9,489
Underwriting expenses	2,025	2,883	4,908	—	—	4,908
Other segment items	—	—	—	—	727	727
Total costs and expenses	8,028	6,369	14,397	—	727	15,124
Earnings before income taxes	$1,366	$912	$2,278	$816	$29	$3,123

	First Nine Months
	2025
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$27,443	$25,220	$52,663	$2,500	$2,188	$57,351
Cost and expenses:
Insurance losses	17,423	16,302	33,725	—	—	33,725
Underwriting expenses	5,023	7,431	12,454	—	—	12,454
Other segment items	—	—	—	—	2,595	2,595
Total costs and expenses	22,446	23,733	46,179	—	2,595	48,774
Earnings before income taxes	$4,997	$1,487	$6,484	$2,500	$(407)	$8,577

Note 16. Business Segment Reporting (continued)

	First Nine Months
	2024
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$28,198	$20,690	$48,888	$2,686	$2,100	$53,674
Cost and expenses:
Insurance losses	18,939	12,390	31,329	—	—	31,329
Underwriting expenses	5,762	8,114	13,876	—	—	13,876
Other segment items	—	—	—	—	1,250	1,250
Total costs and expenses	24,701	20,504	45,205	—	1,250	46,455
Earnings before income taxes	$3,497	$186	$3,683	$2,686	$850	$7,219
Other segment items include general and administrative costs, depreciation, and other income.

Oil and Gas	Third Quarter
	2025
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$4,276	$3,096	$7,372
Cost and expenses:
Production costs	2,380	865	3,245
Depreciation, depletion and accretion	1,339	1,175	2,514
General and administrative	653	389	1,042
Total costs and expenses	4,372	2,429	6,801

Gains on sales of properties	95	—	95

Earnings before income taxes	$(1)	$667	$666

	Third Quarter
	2024
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$6,019	$3,555	$9,574
Cost and expenses:
Production costs	2,377	2,048	4,425
Depreciation, depletion and accretion	2,287	1,115	3,402
General and administrative	713	376	1,089
Total costs and expenses	5,377	3,539	8,916

Gains on sales of properties	54	—	54

Earnings before income taxes	$696	$16	$712

Note 16. Business Segment Reporting (continued)

	First Nine Months
	2025
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$14,327	$10,473	$24,800
Cost and expenses:
Production costs	6,921	3,250	10,171
Depreciation, depletion and accretion	5,049	3,832	8,881
General and administrative	2,018	1,511	3,529
Total costs and expenses	13,988	8,593	22,581

Gains on sales of properties	10,212	—	10,212

Earnings before income taxes	$10,551	$1,880	$12,431

	First Nine Months
	2024
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$16,879	$10,876	$27,755
Cost and expenses:
Production costs	7,462	5,744	13,206
Depreciation, depletion and accretion	4,615	3,457	8,072
General and administrative	2,005	1,643	3,648
Total costs and expenses	14,082	10,844	24,926

Gains on sales of properties	16,700	—	16,700

Earnings before income taxes	$19,497	$32	$19,529

Brand Licensing	Maxim
	Third Quarter		First Nine Months
	2025	2024	2025	2024
Revenue	$1,446	$202	$5,140	$715
Cost and expenses:
Licensing and media cost	2,396	432	6,468	1,458
General and administrative	40	37	116	133
Depreciation and amortization	120	—	290	—
Total costs and expenses	2,556	469	6,874	1,591
Earnings before income taxes	$(1,110)	$(267)	$(1,734)	$(876)

Note 16. Business Segment Reporting (continued)
Reconciliation of revenues and earnings (loss) before income taxes of our business segments to the consolidated amounts for each of the three months and nine months ended September 30 follows.

	Third Quarter
	Revenues		Earnings (losses) before income taxes
	2025	2024	2025	2024
Total operating businesses	$99,738	$90,407	$12,448	$10,081
Investment partnership gains (losses)	—	—	(15,897)	35,314
Investment gains	—	—	1,491	4,740
Interest expenses not allocated to segments	—	—	(829)	(275)
Corporate and other	—	—	(4,765)	(6,534)
	$99,738	$90,407	$(7,552)	$43,326

	First Nine Months
	Revenues		Earnings (losses) before income taxes
	2025	2024	2025	2024
Total operating businesses	$295,392	$270,999	$36,668	$43,028
Investment partnership gains (losses)	—	—	(6,985)	(22,591)
Investment gains	—	—	2,831	3,724
Interest expenses not allocated to segments	—	—	(2,581)	(317)
Corporate and other	—	—	(13,566)	(14,038)
	$295,392	$270,999	$16,367	$9,806

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
As of September 30, 2025, Mr. Biglari beneficially owns shares of the Company that represent approximately 74.3% of the voting interest.
Net earnings (loss) are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Operating businesses:
Restaurant	$5,770	$4,870	$12,514	$12,587
Insurance	4,130	2,455	6,730	5,647
Oil and gas	1,342	599	10,489	15,117
Brand licensing	(832)	(194)	(1,297)	(652)
Interest expense	(634)	(210)	(1,983)	(242)
Total operating businesses	9,776	7,520	26,453	32,457
Goodwill impairment	—	—	—	(1,000)
Corporate and other	(3,775)	(5,548)	(10,594)	(10,669)
Investment partnership gains (losses)	(12,476)	26,447	(5,708)	(17,153)
Investment gains (losses)	1,184	3,706	2,214	2,879
Net earnings (loss)	$(5,291)	$32,125	$12,365	$6,514

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 441 company-operated and franchise restaurants as of September 30, 2025.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2024	146	173	107	3	29	458
Corporate stores transitioned	(1)	1	—	—	—	—
Net restaurants opened (closed)	(4)	(1)	(11)	—	(1)	(17)
Total stores as of September 30, 2025	141	173	96	3	28	441

Total stores as of December 31, 2023	148	181	128	3	32	492
Corporate stores transitioned	4	(4)	—	—	—	—
Net restaurants opened (closed)	(9)	—	(12)	—	(3)	(24)
Total stores as of September 30, 2024	143	177	116	3	29	468
As of September 30, 2025, ten of the 141 company-operated Steak n Shake stores were closed. Steak n Shake plans to sell or lease eight of the ten locations and reopen the remaining two locations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurant operations are summarized below.

	Third Quarter				First Nine Months
	2025		2024		2025		2024
Revenue
Net sales	$47,462		$39,660		$135,935		$119,210
Franchise partner fees	19,166		17,157		56,455		53,064
Franchise royalties and fees	2,897		3,442		9,514		10,534
Other revenue	2,216		2,125		6,197		6,047
Total revenue	71,741		62,384		208,101		188,855

Restaurant cost of sales
Cost of food	14,849	31.3%	12,218	30.8%	41,480	30.5%	35,549	29.8%
Labor costs	14,573	30.7%	13,158	33.2%	42,033	30.9%	38,694	32.5%
Occupancy and other	12,416	26.2%	10,836	27.3%	36,122	26.6%	33,276	27.9%
Total cost of sales	41,838		36,212		119,635		107,519

Selling, general and administrative
General and administrative	12,129	16.9%	10,355	16.6%	36,833	17.7%	35,101	18.6%
Marketing	5,370	7.5%	3,182	5.1%	13,467	6.5%	8,984	4.8%
Other expenses (income)	(3,217)	(4.5)%	(1,978)	(3.2)%	(4,130)	(2.0)%	(4,420)	(2.3)%
Total selling, general and administrative	14,282	19.9%	11,559	18.5%	46,170	22.2%	39,665	21.0%

Impairments	—	—%	—	—%	1,251	0.6%	107	0.1%
Depreciation and amortization	6,468	9.0%	6,747	10.8%	19,570	9.4%	20,392	10.8%
Interest on finance leases and obligations	1,508		1,353		4,081		4,016

Earnings before income taxes	7,645		6,513		17,394		17,156

Income tax expense	1,875		1,643		4,880		4,569

Contribution to net earnings	$5,770		$4,870		$12,514		$12,587
Cost of food, labor costs, and occupancy and other costs are expressed as a percentage of net sales.
General and administrative, marketing, other expenses, impairments, and depreciation are expressed as a percentage of total revenue.

Net sales for the third quarter and first nine months of 2025 were $47,462 and $135,935, respectively, representing an increase of $7,802 or 19.7% and $16,725 or 14.0%, compared to the third quarter and first nine months of 2024, respectively. The increase in net sales was primarily due to an increase in Steak n Shake’s same-store sales of 15.6% for domestic company-operated units during the third quarter of 2025.

For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurant’s profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will decline as we transition from company-operated units to franchise partner units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Fees generated by our franchise partners were $19,166 during the third quarter of 2025, as compared to $17,157 during the third quarter of 2024. Franchise partner fees were $56,455 and $53,064 during the first nine months of 2025 and 2024, respectively. As of September 30, 2025 and September 30, 2024, there were 173 and 177 franchise partner units, respectively. Franchise partner fees were higher primarily because franchise partner same-store sales increased 14.8% during the third quarter of 2025 compared to 2024.
Included in franchise partner fees were $5,885 and $5,780 of rental income during the third quarter of 2025 and 2024, respectively, and $17,325 and $17,265 during the first nine months of 2025 and 2024, respectively. Franchise partners rent buildings and equipment from Steak n Shake.
The franchise royalties and fees generated by the traditional franchising business were $2,897 during the third quarter of 2025, as compared to $3,442 during the third quarter of 2024. Franchise royalties and fees during the first nine months of 2025 were $9,514 as compared to $10,534 during the first nine months of 2024. There were 96 Steak n Shake traditional units open on September 30, 2025, as compared to 116 units open on September 30, 2024. The lower unit count was the primary reason for the decrease in franchise royalties and fees during 2025 compared to 2024.
The cost of food at company-operated units during the third quarter of 2025 was $14,849 or 31.3% of net sales, as compared to $12,218 or 30.8% of net sales during the third quarter of 2024. The cost of food at company-operated units during the first nine months of 2025 was $41,480 or 30.5% of net sales, as compared to $35,549 or 29.8% of net sales during the first nine months of 2024. The cost of food as a percentage of net sales increased during the third quarter of 2025 compared to 2024 primarily due to improvements in the quality of various products.

The labor costs at company-operated restaurants during the third quarter of 2025 were $14,573 or 30.7% of net sales, as compared to $13,158 or 33.2% of net sales in the third quarter of 2024. Labor costs at company-operated restaurants during the first nine months of 2025 were $42,033 or 30.9% of net sales, as compared to $38,694 or 32.5% of net sales in 2024. Labor costs expressed as a percentage of net sales decreased during 2025 compared to 2024 primarily due to a decrease in management labor.
General and administrative expenses during the third quarter of 2025 were $12,129 or 16.9% of total revenue, as compared to $10,355 or 16.6% of total revenue in the third quarter of 2024. General and administrative expenses during the first nine months of 2025 were $36,833 or 17.7% of total revenue, as compared to $35,101 or 18.6% of total revenue in the first nine months of 2024. General and administrative expenses increased during 2025 compared to 2024 primarily due to an increase in professional fees during the third quarter of 2025.
Marketing expenses during the third quarter of 2025 were $5,370 or 7.5% of total revenue, as compared to $3,182 or 5.1% of total revenue in the third quarter of 2024. Marketing expenses during the first nine months of 2025 were $13,467 or 6.5% of total revenue, as compared to $8,984 or 4.8% of total revenue in the first nine months of 2024. Marketing expenses increased during 2025 compared to 2024 primarily due to promotions of new products and new methods of payments.
The Company recorded no impairment charges in the third quarter of 2025 and 2024, and $1,251 and $107 in the first nine months of 2025 and 2024, respectively, related to underperforming stores.
Interest on obligations under leases was $4,081 during 2025 versus $4,016 during 2024.
Other income was $4,130 during 2025 versus $4,420 during 2024. During 2025, Steak n Shake sold four properties for a gain of $4,489. During 2024, Western Sizzlin received a settlement of $450 and Steak n Shake sold five properties for a gain of $4,383.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
To better convey the performance of the franchise partnership model, the table below shows the underlying sales, cost of food, labor costs, and other restaurant costs of the franchise partners. We believe the franchise partner information is useful to readers, as they have a direct effect on Steak n Shake’s profitability. Steak n Shake’s same-store sales increased 14.8% for franchise partner units during the third quarter of 2025.

	Third Quarter				First Nine Months
	2025		2024		2025		2024
Revenue
Net sales and other	$90,750		$82,553		$260,923		$246,811

Restaurant cost of sales
Cost of food	$27,827	30.7%	$25,135	30.4%	$77,965	29.9%	$73,145	29.6%
Labor costs	23,641	26.1%	22,417	27.2%	68,387	26.2%	66,487	26.9%
Occupancy and other	18,283	20.1%	17,557	21.3%	52,885	20.3%	51,498	20.9%
Total cost of sales	$69,751		$65,109		$199,237		$191,130

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
Underwriting results of our insurance operations are summarized below.

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Underwriting gain attributable to:
First Guard	$1,691	$1,366	$4,997	$3,497
Southern Pioneer	2,027	912	(407)	186
Other	819	—	1,894	—
Pre-tax underwriting gain	4,537	2,278	6,484	3,683
Income tax expense	953	478	1,103	773
Net underwriting gain	$3,584	$1,800	$5,381	$2,910

It is the nature of the insurance industry to experience volatility in underwriting performance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings of our insurance operations are summarized below.

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Premiums written	$17,544	$16,890	$53,969	$50,265
Premiums earned	$17,732	$16,675	$52,663	$48,888

Insurance losses	10,048	9,489	33,725	31,329
Underwriting expenses	3,147	4,908	12,454	13,876
Pre-tax underwriting gain	4,537	2,278	6,484	3,683
Other income and expenses
Investment income	824	816	2,500	2,686
Other income (expenses)	(114)	29	(407)	850
Total other income	710	845	2,093	3,536
Earnings before income taxes	5,247	3,123	8,577	7,219
Income tax expense	1,117	668	1,847	1,572
Contribution to net earnings	$4,130	$2,455	$6,730	$5,647

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

	Third Quarter				First Nine Months
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$9,136		$9,394		$27,443		$28,198
Premiums earned	$9,136	100.0%	$9,394	100.0%	$27,443	100.0%	$28,198	100.0%

Insurance losses	6,517	71.3%	6,003	63.9%	17,423	63.5%	18,939	67.2%
Underwriting expenses	928	10.2%	2,025	21.6%	5,023	18.3%	5,762	20.4%
Total losses and expenses	7,445	81.5%	8,028	85.5%	22,446	81.8%	24,701	87.6%
Pre-tax underwriting gain	$1,691		$1,366		$4,997		$3,497

First Guard produced an underwriting gain in the third quarter and first nine months of 2025. Its underwriting gain increased $1,500 in the first nine months of 2025 compared to 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	Third Quarter				First Nine Months
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$8,408		$7,496		$26,526		$22,067
Premiums earned	$8,596	100.0%	$7,281	100.0%	$25,220	100.0%	$20,690	100.0%

Insurance losses	3,531	41.1%	3,486	47.9%	16,302	64.6%	12,390	59.9%
Underwriting expenses	3,038	35.3%	2,883	39.6%	9,325	37.0%	8,114	39.2%
Total losses and expenses	6,569	76.4%	6,369	87.5%	25,627	101.6%	20,504	99.1%
Pre-tax underwriting gain	$2,027		$912		$(407)		$186
Premiums earned increased $4,530 or 21.9% in the first nine months of 2025 compared to 2024, primarily because of rate increases in its personal lines, e.g. homeowners insurance.
A summary of net investment income attributable to our insurance operations follows.

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Interest, dividends and other investment income:
First Guard	$403	$435	$1,253	$1,538
Southern Pioneer	413	363	1,204	1,130
Biglari Reinsurance	8	18	43	18
Pre-tax investment income	824	816	2,500	2,686
Income tax expense	173	171	525	564
Net investment income	$651	$645	$1,975	$2,122
We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Oil and Gas
A summary of revenues and earnings of our oil and gas operations follows.

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Oil and gas revenues	$7,372	$9,574	$24,800	$27,755

Oil and gas production costs	3,245	4,425	10,171	13,206
Depreciation, depletion and accretion	2,514	3,402	8,881	8,072
General and administrative expenses	1,042	1,089	3,529	3,648
Total cost and expenses	6,801	8,916	22,581	24,926

Gain on sale of properties	95	54	10,212	16,700

Earnings before income taxes	666	712	12,431	19,529
Income tax expense	(676)	113	1,942	4,412
Contribution to net earnings	$1,342	$599	$10,489	$15,117
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
Abraxas Petroleum
Abraxas Petroleum operates oil and gas properties in the Permian Basin. Earnings for Abraxas Petroleum are summarized below.

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Oil and gas revenues	$4,276	$6,019	$14,327	$16,879

Oil and gas production costs	2,380	2,377	6,921	7,462
Depreciation, depletion and accretion	1,339	2,287	5,049	4,615
General and administrative expenses	653	713	2,018	2,005
Total cost and expenses	4,372	5,377	13,988	14,082

Gain on sale of properties	95	54	10,212	16,700

Earnings (loss) before income taxes	(1)	696	10,551	19,497
Income tax expense	(723)	150	1,745	4,482
Contribution to net earnings	$722	$546	$8,806	$15,015

Abraxas Petroleum’s revenue decreased $2,552 during the first nine months of 2025 compared to 2024 primarily due to lower sales prices of crude oil and natural gas.

During the first nine months of 2025, Abraxas Petroleum recorded a gain of $10,212 from selling undeveloped reserves to an unaffiliated party to conduct development activities; however, Abraxas Petroleum will not be required to fund any exploration expenditures on the undeveloped properties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Southern Oil
Southern Oil primarily operates oil and natural gas properties offshore in Louisiana state waters.  Earnings for Southern Oil are summarized below.

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Oil and gas revenues	$3,096	$3,555	$10,473	$10,876

Oil and gas production costs	865	2,048	3,250	5,744
Depreciation, depletion and accretion	1,175	1,115	3,832	3,457
General and administrative expenses	389	376	1,511	1,643
Total cost and expenses	2,429	3,539	8,593	10,844

Earnings before income taxes	667	16	1,880	32
Income tax expense (benefit)	47	(37)	197	(70)
Contribution to net earnings	$620	$53	$1,683	$102

Southern Oil’s revenue remained consistent during the first nine months of 2025 compared to 2024. Southern Oil repaired several nonperforming wells throughout 2024 which has increased production during 2025. However, the sales prices of crude oil were lower during 2025 compared to the same period of 2024 which offset any increase in revenue from Southern Oil’s production increases.
Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Licensing and media revenue	$1,446	$202	$5,140	$715

Licensing and media costs	2,396	432	6,468	1,458
Depreciation and amortization	120	—	290	—
General and administrative expenses	40	37	116	133
Earnings (loss) before income taxes	(1,110)	(267)	(1,734)	(876)
Income tax expense (benefit)	(278)	(73)	(437)	(224)
Contribution to net earnings (loss)	$(832)	$(194)	$(1,297)	$(652)
Maxim’s revenue and media costs increased during the first nine months of 2025 as compared to the same period in 2024 due to the launch of various new digital contests.
Investment Gains and Investment Partnership Gains
Investment gains net of tax for the third quarter of 2025 were $1,184 as compared to investment gains net of tax for the third quarter of 2024 of $3,706. Investment gains net of tax for the first nine months of 2025 were $2,214 as compared to investment gains net of tax for the first nine months of 2024 of $2,879. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings (loss) from our investments in partnerships are summarized below.

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Investment partnership gains (losses)	$(15,897)	$35,314	$(6,985)	$(22,591)
Tax expense (benefit)	(3,421)	8,867	(1,277)	(5,438)
Contribution to net earnings	$(12,476)	$26,447	$(5,708)	$(17,153)
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
Interest Expense
The Company’s interest expense is summarized below.

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Interest expense on notes payable	$829	$275	$2,581	$317
Tax benefit	195	65	598	75
Interest expense net of tax	$634	$210	$1,983	$242
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses during the third quarter and first nine months of 2025 were $3,775 and $10,594, respectively, compared to $5,548 and $10,669 in the third quarter and first nine months of 2024, respectively. The decrease was primarily due to no accrued incentive fees in 2025.
Income Taxes
Income tax benefit for the third quarter of 2025 was $2,261 compared to income tax expense of $11,201 for the third quarter of 2024. Income tax expense for the first nine months of 2025 was $4,002 compared to income tax expense of $3,292 for the first nine months of 2024. The variance in income taxes between 2025 and 2024 is primarily attributable to taxes on income generated by the investment partnerships.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Condition
Consolidated cash and investments are summarized below.

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$272,485	$30,709
Investments	96,684	102,975
Fair value of interest in investment partnerships	748,015	656,266
Total cash and investments	1,117,184	789,950
Less: portion of Company stock held by investment partnerships	(568,855)	(454,539)
Carrying value of cash and investments on balance sheet	$548,329	$335,411
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.
Liquidity
Our balance sheet continues to maintain significant liquidity.  Consolidated cash flow activities are summarized below.

	First Nine Months
	2025	2024
Net cash provided by operating activities	$89,188	$31,665
Net cash used in investing activities	(36,200)	(34,916)
Net cash provided by financing activities	188,722	4,869
Effect of exchange rate changes on cash	54	(42)
Increase in cash, cash equivalents and restricted cash	$241,764	$1,576
In 2025, cash from operating activities increased by $57,523 as compared to 2024. The change was primarily attributable to $54,000 of distributions from investment partnerships during 2025.
Cash used in investing activities increased during 2025 by $1,284 as compared to 2024 primarily due to a reduction in proceeds from the sale of property and equipment.
Cash provided by financing activities increased during 2025 by $183,853 as compared to 2024 primarily due to a note payable of $225,000 to Steak n Shake on September 30, 2025.
Biglari Holdings Line of Credit
Biglari Holdings’ line of credit was amended on September 13, 2024, and the available line of credit was increased to $35,000. The line of credit matures on September 13, 2026. The line of credit includes customary covenants, as well as financial maintenance covenants. As of September 30, 2025, we were in compliance with all covenants. The balance on the line of credit was $15,000 and $35,000 on September 30, 2025 and December 31, 2024, respectively.

On November 8, 2024, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $75,000. The line of credit was terminated on September 29, 2025.
Steak n Shake Note Payable
On September 30, 2025, Steak n Shake obtained a loan of $225,000. The term of the loan is five years, with an interest rate fixed at 8.8% per annum, and the loan will be amortized at a rate of 3.0% per annum. The loan includes customary covenants as well as financial maintenance covenants and customary events of default. The debt is an obligation of Steak n Shake and the proceeds from the loan were distributed to Biglari Holdings. All of the debt is secured by real estate owned by Steak n Shake.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of September 30, 2025 and December 31, 2024, Western Sizzlin had no debt outstanding on its revolver.

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
Item 4.     Controls and Procedures
Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2025 our disclosure controls and procedures were not effective, due to material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Management's Remediation Efforts

Our remediation efforts previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 to address the material weaknesses mentioned are ongoing as we continue to implement and document policies, procedures, and internal controls. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. During the third quarter, Grant Thornton Advisors LLC was engaged as the Company’s internal auditor and is assisting the Company with its remediation efforts.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.01**	Mortgage Loan Agreement, dated September 30, 2025, between Store Capital Acquisitions, LLC and Steak n Shake Inc.

31.01*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

104	Cover page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
_________________

*	Furnished herewith.
**	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biglari Holdings Inc.

Date: November 7, 2025	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller