Form 10-K
period 2025-12-31
Biglari Holdings Inc.
filed 2026-03-02
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025, was approximately $267,698,652.

Number of shares of common stock outstanding as of February 26, 2026:

Class A common stock –	211,176
Class B common stock –	2,083,140
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
Restaurant Operations
The Company’s restaurant operations are conducted through two subsidiaries: Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western Sizzlin”) for a combined 435 units. As of December 31, 2025, Steak n Shake had 131 company-operated restaurants, 179 franchise partner units, and 94 traditional franchise units. Western Sizzlin had 3 company-operated restaurants and 28 franchise units.
Founded in 1934 in Normal, Illinois, on Route 66, Steak n Shake is a classic American brand serving Steakburgers, beef tallow fries, and milkshakes. Steak n Shake is headquartered in Indianapolis, Indiana.
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

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance business of Biglari Reinsurance Ltd. The Insurance Act provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority. The Bermuda Monetary Authority, in deciding whether to grant registration, has broad discretion to act in the public interest. The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements and confers on the Bermuda Monetary Authority powers to supervise, investigate, and intervene in the affairs of insurance companies. Biglari Reinsurance Ltd. is headquartered in Hamilton, Bermuda.

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
Maxim products are marketed under various registered brand names.
Investments
The Company and its subsidiaries have invested in The Lion Fund, L.P., and The Lion Fund II, L.P. (collectively, “the investment partnerships”). The investment partnerships operate as private investment funds. As of December 31, 2025, the fair value of the investment partnerships was $772.6 million. The investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements. The lock-up period can be waived by the general partner in its sole discretion. The Company also held marketable securities (outside the investment partnerships) of $69.0 million at fair value.
Employees
As of December 31, 2025, the Company employed 2,359 persons.
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
We are a holding company and are largely dependent upon dividends and other sources of funds from our subsidiaries in order to meet our needs. The ability of our insurance subsidiaries to pay dividends to Biglari Holdings is regulated by state insurance laws, which limit the amount of, and in certain circumstances may prohibit the payment of, cash dividends, and Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings. Furthermore, as a result of our substantial investments in The Lion Fund, L.P., and The Lion Fund II, L.P., investment partnerships controlled by Mr. Biglari, our access to capital is restricted by the terms of their respective partnership agreements. There is also a high likelihood that we will make additional investments in these investment partnerships.
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
In prior years, bills have been introduced in Congress that, if enacted, would have prohibited the listing of common stock on a national securities exchange if such common stock were part of a class of securities that has no voting rights or carries disproportionate voting rights. Although these bills have not been acted upon by Congress, there can be no assurance that such a bill (or a modified version thereof) will not be introduced in Congress in the future. Legislation or other regulatory developments could make the shares of Class A common stock and Class B common stock ineligible for trading on national securities exchanges.
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
The Company manages its operating businesses on a decentralized basis. Decentralized operations can inherently create additional control risks. Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company had five material weaknesses in internal controls over financial reporting during 2024. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, and determined that the Company remediated four of the five 2024 material weaknesses. We cannot be certain that the measures we may take in the future will be sufficient to remediate the final 2024 control deficiency or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate our remaining material weakness or any future material weaknesses in our internal control over financial reporting, we would be exposed to greater risk of misstatement in the financial statements.

Future sales of our common stock may cause the market price of our common stock to decline.
We have registered up to $500,000,000 of our common stock for sale in an at-the-market offering. Sales of these shares could adversely affect the market value of our common stock. The market price of our common stock could decline as a result of sales or the perception that these sales could occur.
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
The cost, availability, and quality of ingredients restaurant operations use to prepare their food are subject to a range of factors, many of which are beyond their control. A significant component of our restaurant business costs is related to food commodities, including beef and dairy products, which can be subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, changes in commodity markets, inflation, tariffs, and other factors. If there is a substantial increase in prices for these food commodities, our results of operations may be negatively affected. In addition, our restaurants are dependent upon frequent deliveries of perishable food products that meet certain specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather, or other conditions could adversely affect the availability, quality, and cost of ingredients, which would likely lower revenues, damage our reputation, or otherwise harm our business. We cannot predict whether we will continue to be able to anticipate and react to changing food costs by adjusting our purchasing practices, menu offerings, and menu prices, and a failure to do so could adversely affect our operating results.

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
To avoid becoming and registering as an investment company under the Investment Company Act, we operate as an ongoing enterprise, with approximately 2,300 employees, along with an asset base from which to pursue acquisitions. Furthermore, Section 3(c)(3) of the Investment Company Act excludes insurance companies from the definition of “investment company.” Because we monitor the value of our investments and structure transactions accordingly, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, adverse developments with respect to our ownership of certain of our operating subsidiaries, including significant appreciation in the market value of certain of our publicly traded holdings, could result in our inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC; that we would be unable to enforce contracts with third parties, or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which it was established that we were an unregistered investment company.
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

Item 2.     Properties
Restaurant Properties
As of December 31, 2025, restaurant operations included 435 company-operated and franchise locations. Restaurant operations own the land and building for 138 restaurants. The following table lists the locations of the restaurants as of December 31, 2025.

	Steak n Shake			Western Sizzlin
	Company Operated	Franchise Partner	Traditional Franchise	Company Operated	Franchise	Total
Domestic:
Alabama	1	1	2	—	4	8
Arkansas	—	—	3	—	5	8
California	—	—	2	—	—	2
Colorado	1	—	—	—	—	1
Florida	16	57	4	—	—	77
Georgia	5	12	11	—	3	31
Illinois	34	15	7	—	—	56
Indiana	27	25	—	—	—	52
Iowa	2	1	1	—	—	4
Kentucky	2	10	5	—	—	17
Louisiana	—	—	1	—	—	1
Maryland	—	—	—	—	1	1
Michigan	7	6	1	—	—	14
Mississippi	—	—	4	—	1	5
Missouri	5	14	18	—	—	37
Nebraska	—	—	1	—	—	1
Nevada	—	—	4	—	—	4
North Carolina	1	5	1	—	6	13
Ohio	22	18	1	—	1	42
Oklahoma	—	—	1	—	1	2
Pennsylvania	1	—	—	—	—	1
South Carolina	1	—	2	—	1	4
Tennessee	—	8	4	—	3	15
Texas	1	7	3	—	—	11
Virginia	—	—	4	2	2	8
West Virginia	—	—	2	1	—	3
International:
France	3	—	12	—	—	15
Monaco	1	—	—	—	—	1
Spain	1	—	—	—	—	1
Total	131	179	94	3	28	435
As of December 31, 2025, seven of the 131 Steak n Shake company-operated stores were closed. Of the seven locations, Steak n Shake plans to reopen two locations and sell or lease five locations.

Other Properties
Southern Oil primarily operates oil and natural gas wells in Louisiana. Its operations are primarily offshore in Louisiana state waters.

Abraxas Petroleum operates oil and natural gas wells in the Permian Basin.

Through its subsidiaries, the Company owns Steak n Shake’s office building in Indianapolis, Indiana; First Guard’s office building in Venice, Florida; and Southern Pioneer’s office building in Jonesboro, Arkansas. In addition, the Company owns seven various locations that are being leased or are available to be leased by third parties, along with owning one undeveloped property in San Antonio, Texas.
Item 3.     Legal Proceedings
Refer to Commitments and Contingencies - Note 14 to the Consolidated Financial Statements included in Item 8 for a discussion of legal proceedings.
Item 4.     Mine Safety Disclosures
Not applicable.

Part II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity
Securities
Market Information
Biglari Holdings’ Class A common stock and Class B common stock are listed for trading on the NYSE and NYSE Texas, trading symbol: BH.A and BH, respectively.
Shareholders
Biglari Holdings had 1,476 beneficial shareholders of its Class A common stock and 4,558 beneficial shareholders of its Class B common stock as of January 28, 2026.
Dividends
Biglari Holdings has never declared a dividend.

Issuer Purchases of Equity Securities
From November 24, 2025 through December 17, 2025, The Lion Fund, L.P., purchased 797 shares of Class A common stock and 13,131 shares of Class B common stock. The Lion Fund, L.P., may be deemed an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share	Total Number of Class B Shares Purchased	Average Price Paid per Class B Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 1, 2025 - October 31, 2025	—	$—	—	$—	—	—
November 1, 2025 - November 30, 2025	213	$1,406.30	1,819	$274.77	—	—
December 1, 2025 - December 31, 2025	584	$1,624.75	11,312	$313.99	—	—
Total	797		13,131		—
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

Discussion of Operations
Net earnings attributable to Biglari Holdings Inc. shareholders are disaggregated in the table that follows.

	2025	2024	2023
Operating businesses:
Restaurant	$16,377	$15,470	$21,831
Insurance	10,476	7,169	10,262
Oil and gas	10,908	15,458	25,406
Brand licensing	(1,442)	(884)	8
Interest expense	(6,166)	(589)	(531)
Corporate and other	(16,000)	(12,503)	(17,814)
Total operating businesses	14,153	24,121	39,162
Investment partnership gains (losses)	(51,996)	(28,119)	14,646
Investment gains	355	239	1,731
Net earnings (loss)	(37,488)	(3,759)	55,539
Earnings (loss) attributable to noncontrolling interest	—	—	591
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$(37,488)	$(3,759)	$54,948
The following discussion should be read in conjunction with Item 1, Business and our Consolidated Financial Statements and the notes thereto included in this Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in Item 1A, Risk Factors, set forth above.

Our Management’s Discussion and Analysis generally discusses 2025 and 2024 items. Discussions of 2023 items can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 1, 2025.

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
Through our subsidiaries, we engage in numerous diverse business activities. We operate on a decentralized management structure. The business segment data (Note 16 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.

Management’s Discussion and Analysis (continued)

Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 435 company-operated and franchise restaurants as of December 31, 2025.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Stores on December 31, 2022	177	175	154	3	36	545
Corporate stores transitioned	(6)	7	(1)	—	—	—
Net restaurants opened (closed)	(23)	(1)	(25)	—	(4)	(53)
Stores on December 31, 2023	148	181	128	3	32	492
Corporate stores transitioned	9	(8)	(1)	—	—	—
Net restaurants opened (closed)	(11)	—	(20)	—	(3)	(34)
Stores on December 31, 2024	146	173	107	3	29	458
Corporate stores transitioned	(7)	7	—	—	—	—
Net restaurants opened (closed)	(8)	(1)	(13)	—	(1)	(23)
Stores on December 31, 2025	131	179	94	3	28	435

As of December 31, 2025, seven of the 131 company-operated Steak n Shake stores were closed. Of the seven locations, Steak n Shake plans to reopen two locations and sell or lease five locations.

Management’s Discussion and Analysis (continued)

Restaurant operations for 2025, 2024, and 2023 are summarized below.

	2025		2024		2023
Revenue
Net sales	$181,884		$159,213		$152,545
Franchise partner fees	77,001		70,616		72,552
Franchise royalties and fees	13,587		13,632		16,443
Other revenue	8,398		7,986		9,317
Total revenue	280,870		251,447		250,857

Restaurant cost of sales
Cost of food	56,205	30.9%	47,891	30.1%	44,993	29.5%
Labor costs	56,175	30.9%	50,431	31.7%	47,090	30.9%
Occupancy and other	48,941	26.9%	45,127	28.3%	45,903	30.1%
Total cost of sales	161,321		143,449		137,986

Selling, general and administrative
General and administrative	48,969	17.4%	47,130	18.7%	44,120	17.6%
Marketing	17,951	6.4%	12,584	5.0%	12,631	5.0%
Other expenses (income)	(3,944)	(1.4)%	(5,800)	(2.3)%	(7,935)	(3.2)%
Total selling, general and administrative	62,976		53,914		48,816

Impairments	1,251	0.4%	107	—%	3,947	1.6%

Depreciation and amortization	26,759	9.5%	27,002	10.7%	27,031	10.8%

Interest on finance leases and obligations	5,421		5,361		5,114

Earnings before income taxes	23,142		21,614		27,963

Income tax expense	6,765		6,144		6,132

Contribution to net earnings	$16,377		$15,470		$21,831
Cost of food, labor, and occupancy and other costs are expressed as a percentage of net sales.
General and administrative, marketing, other expenses, impairments, and depreciation and amortization are expressed as a percentage of total revenue.

Net sales for 2025 were $181,884, representing an increase of $22,671, or 14.2% compared to 2024. The increase in net sales was primarily due to an increase of 10.5% in Steak n Shake’s same-store sales for company-operated units. The same-store sales performance was 10.2% for company-operated and franchise partner units combined.

For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurant’s profits, along with certain fees, are recorded as revenue.

Management’s Discussion and Analysis (continued)

Fees generated by our franchise partners were $77,001 in 2025 as compared to $70,616 during 2024. As of December 31, 2025, there were 179 franchise partner units as compared to 173 franchise partner units as of December 31, 2024. Franchise partner fees were higher primarily because franchise partner same-store sales increased 10.1% during 2025 compared to 2024.

Included in the franchise partner fees were $23,428 and $22,884 of rental income during 2025 and 2024, respectively. Franchise partners rent buildings and equipment from Steak n Shake.

The franchise royalties and fees generated by the traditional franchising business were $13,587 during 2025 as compared to $13,632 during 2024. The decrease in franchise royalties and fees was primarily due to the closing of certain traditional franchise stores. There were 122 traditional units open on December 31, 2025, as compared to 136 units open on December 31, 2024.

The cost of food at company-operated units in 2025 was $56,205, or 30.9% of net sales as compared to $47,891, or 30.1% of net sales in 2024. The cost of food as a percentage of net sales increased during 2025 compared to 2024 primarily due to inflation and improvements in the quality of various products.

The labor costs at company-operated restaurants during 2025 were $56,175, or 30.9% of net sales as compared to $50,431, or 31.7% of net sales in 2024. Labor costs expressed as a percentage of net sales decreased during 2025 compared to 2024 primarily due to the benefit from higher sales in relation to fixed management labor.

General and administrative expenses during 2025 were $48,969, or 17.4% of total revenue as compared to $47,130, or 18.7% of total revenue during 2024. The increase in general and administrative expenses was mainly attributable to higher salary expenses at Steak n Shake.

Marketing expenses during 2025 were $17,951 or 6.4% of total revenue, as compared to $12,584 or 5.0% of total revenue during 2024. Marketing expenses increased during 2025 compared to 2024 primarily due to the promotion of new, enhanced products.

Other income decreased during 2025 compared to 2024, primarily because of fewer real estate transactions.

Interest on obligations under leases was $5,421 during 2025 versus $5,361 during 2024.

To better convey the performance of the franchise partnership model, the table below shows the underlying sales, cost of food, labor costs, and other restaurant costs of the franchise partners. We believe the franchise partner information is useful to readers, as it has a direct effect on Steak n Shake’s profitability.

	2025		2024
Revenue
Net sales and other	$359,046		$326,736

Restaurant cost of sales
Cost of food	$108,259	30.2%	$96,550	29.5%
Labor costs	93,823	26.1%	88,009	26.9%
Occupancy and other	72,193	20.1%	68,061	20.8%
Total cost of sales	$274,275		$252,620

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
Underwriting results of our insurance operations are summarized below.

	2025	2024	2023
Underwriting gain (loss) attributable to:
First Guard	$6,015	$4,038	$9,492
Southern Pioneer	1,195	400	(1,038)
Pre-tax underwriting gain	7,210	4,438	8,454
Income tax expense	1,514	932	1,775
Net underwriting gain	$5,696	$3,506	$6,679

Earnings of our insurance operations are summarized below.

	2025	2024	2023
Premiums written	$71,041	$68,394	$63,064
Premiums earned	$70,147	$65,809	$61,225
Insurance losses	43,142	43,643	35,668
Underwriting expenses	19,795	17,728	17,103
Pre-tax underwriting gain	7,210	4,438	8,454
Investment income and other income and expenses
Investment income	3,339	3,928	3,074
Other income and expenses	2,167	724	1,555
Total investment income and other income and expenses	5,506	4,652	4,629
Earnings before income taxes	12,716	9,090	13,083
Income tax expense	2,240	1,921	2,821
Contribution to net earnings	$10,476	$7,169	$10,262
Insurance premiums and other on the consolidated statement of earnings includes premiums earned, investment income, other income, and commissions. Commissions are in other income and expenses in the above table.

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

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Premiums written	$36,674		$37,691		$36,917
Premiums earned	$36,674	100.0%	$37,691	100.0%	$36,917	100.0%
Insurance losses	23,028	62.8%	27,236	72.3%	20,861	56.5%
Underwriting expenses	7,631	20.8%	6,417	17.0%	6,564	17.8%
Total losses and expenses	30,659	83.6%	33,653	89.3%	27,425	74.3%
Pre-tax underwriting gain	$6,015		$4,038		$9,492

First Guard produced an underwriting gain in 2025 of $6,015, representing an increase of $1,977, or 49.0% compared to 2024.

Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Premiums written	$34,367		$30,703		$26,147
Premiums earned	$33,473	100.0%	$28,118	100.0%	$24,308	100.0%
Insurance losses	20,114	60.1%	16,407	58.4%	14,807	60.9%
Underwriting expenses	12,164	36.3%	11,311	40.2%	10,539	43.4%
Total losses and expenses	32,278	96.4%	27,718	98.6%	25,346	104.3%
Pre-tax underwriting gain (loss)	$1,195		$400		$(1,038)

Premiums earned increased $5,355, or 19.0% in 2025 compared to 2024, primarily because of higher average earned premium per policy. The loss ratio increased from higher claims frequencies, average claims severities, and adverse development of prior accident years’ claims.

Management’s Discussion and Analysis (continued)

Insurance – Investment Income

A summary of net investment income attributable to our insurance operations follows.

	2025	2024	2023
Interest, dividends, and other investment income:
First Guard	$1,630	$1,976	$1,873
Southern Pioneer	1,675	1,895	1,201
Biglari Reinsurance	34	57	—
Pre-tax investment income	3,339	3,928	3,074
Income tax expense	701	825	646
Net investment income	$2,638	$3,103	$2,428

We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Oil and Gas
A summary of revenue and earnings of oil and gas operations follows.

	2025	2024	2023
Oil and gas revenue	$30,211	$36,945	$45,071

Oil and gas production costs	12,548	16,636	17,365
Depreciation, depletion, and accretion	11,674	11,102	10,339
General and administrative expenses	4,968	6,135	5,164
Total cost and expenses	29,190	33,873	32,868

Gain on sale of properties	11,877	16,700	13,563

Earnings before income taxes	12,898	19,772	25,766
Income tax expense	1,990	4,314	360
Contribution to net earnings	$10,908	$15,458	$25,406
Our oil and gas business is highly dependent on oil and natural gas prices. We did not record any impairments to our oil and gas assets during 2025, 2024, or 2023. However, we may be required to record impairments of our oil and gas properties resulting from prolonged declines in oil and gas prices. It is expected that the prices of oil and gas commodities will remain volatile, which will be reflected in our financial results.

Management’s Discussion and Analysis (continued)

Abraxas Petroleum
Abraxas Petroleum operates oil and natural gas properties in the Permian Basin. Earnings for Abraxas Petroleum are summarized below.

	2025	2024	2023
Oil and gas revenue	$16,998	$22,590	$27,576

Oil and gas production costs	8,839	9,517	9,605
Depreciation, depletion, and accretion	6,011	6,202	6,359
General and administrative expenses	2,889	3,718	2,765
Total cost and expenses	17,739	19,437	18,729

Gain on sale of properties	11,877	16,700	13,563

Earnings before income taxes	11,136	19,853	22,410
Income tax expense (benefit)	1,834	4,361	(384)
Contribution to net earnings	$9,302	$15,492	$22,794
Abraxas Petroleum’s revenue decreased $5,592, or 24.8% during 2025 compared to 2024. The revenue decline was primarily due to lower crude oil prices.
During 2025, Abraxas Petroleum recorded a gain of $11,877 as a result of selling undeveloped reserves to an unaffiliated party whose aim is to conduct development activities; however, Abraxas Petroleum will not be required to fund any exploration expenditures on its undeveloped properties. During 2024 and 2023, Abraxas Petroleum entered into similar royalty-based arrangements on its undeveloped properties.
Southern Oil
Southern Oil primarily operates oil and natural gas properties offshore in Louisiana state waters. Earnings for Southern Oil are summarized below.

	2025	2024	2023
Oil and gas revenue	$13,213	$14,355	$17,495

Oil and gas production costs	3,709	7,119	7,760
Depreciation, depletion, and accretion	5,663	4,900	3,980
General and administrative expenses	2,079	2,417	2,399
Total cost and expenses	11,451	14,436	14,139
Earnings (loss) before income taxes	1,762	(81)	3,356
Income tax expense (benefit)	156	(47)	744
Contribution to net earnings	$1,606	$(34)	$2,612
Southern Oil’s revenue decreased $1,142, or 8.0% during 2025 compared to 2024. Southern Oil repaired several nonperforming wells throughout 2024, which increased production during 2025. However, the lower sales prices of crude oil during 2025 compared to 2024 resulted in a $1,909 decrease in revenue.

Management’s Discussion and Analysis (continued)

Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	2025	2024	2023
Licensing and media revenue	$7,717	$1,029	$2,118

Licensing and media cost	9,040	2,036	1,840
General and administrative expenses	598	173	267
Earnings (loss) before income taxes	(1,921)	(1,180)	11
Income tax expense (benefit)	(479)	(296)	3
Contribution to net earnings	$(1,442)	$(884)	$8
Maxim’s revenue increased during 2025 as compared to 2024 due to a new venture in the digital contest business, which increased the loss for the year.
Investment Gains and Investment Partnership Gains

Investment gains net of tax were $355 in 2025 as compared to $239 in 2024. Dividends and interest earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.

Earnings from our investments in partnerships are summarized below.

	2025	2024	2023
Investment partnership gains (losses)	$(67,001)	$(41,058)	$19,440
Tax expense (benefit)	(15,005)	(12,939)	4,794
Contribution to net earnings	$(51,996)	$(28,119)	$14,646
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
Investment gains in 2025 and 2024 were mainly derived from our investments in equity securities and included unrealized gains and losses from market price changes during the period. We believe that investment gains/losses are generally meaningless for analytical purposes in understanding our reported quarterly or annual results.

Management’s Discussion and Analysis (continued)

Interest Expense
The Company’s interest expense is summarized below.

	2025	2024	2023
Interest expense on notes payable and other borrowings	$(8,221)	$(771)	$(681)
Tax benefit	(2,055)	(182)	(150)
Interest expense net of tax	$(6,166)	$(589)	$(531)

The increase in interest expense is due to interest on Steak n Shake’s note payable obtained on September 30, 2025. The outstanding balance on Steak n Shake’s note payable was $223,875 on December 31, 2025. The interest rate was 8.8% on December 31, 2025. The outstanding balance on Biglari Holdings’ lines of credit was $27,250 on December 31, 2025, compared to $45,000 on December 31, 2024. The interest rate was 6.7% on December 31, 2025.
Income Taxes
The consolidated income tax benefit was $10,203 in 2025 versus $4,395 in 2024. The variance in income taxes between 2025 and 2024 is attributable to taxes on income generated by the investment partnerships. Excluding investment partnership activities, pre-tax income was $19,310 and $32,904 and tax expense was $4,802 and $8,544 during 2025 and 2024, respectively. The effective tax rate for the Company (excluding investment partnership activities) was 24.9% during 2025 compared to 26.0% during 2024.
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Net losses for Corporate and other were $16,000 during 2025 and $12,503 during 2024. The increase in net losses was primarily due to an increase in professional fees.
Financial Condition
Our consolidated shareholders’ equity on December 31, 2025, was $523,429, a decrease of $49,532 as compared to the December 31, 2024, balance. The decrease in shareholders’ equity was primarily due to a net loss of $37,488 and a change in treasury stock of $13,566.
Consolidated cash and investments are summarized below.

	December 31,
	2025	2024
Cash and cash equivalents	$268,782	$30,709
Investments	69,050	102,975
Fair value of interest in investment partnerships	772,585	656,266
Total cash and investments	1,110,417	789,950
Less: portion of Company stock held by investment partnerships	(618,310)	(454,539)
Carrying value of cash and investments on balance sheet	$492,107	$335,411
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Management’s Discussion and Analysis (continued)

Liquidity
Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	2025	2024	2023
Net cash provided by operating activities	$106,959	$49,660	$73,002
Net cash used in investing activities	(65,470)	(87,388)	(66,080)
Net cash provided by (used in) financing activities	196,533	39,484	(16,132)
Effect of exchange rate changes on cash	39	22	59
Increase (decrease) in cash, cash equivalents, and restricted cash	$238,061	$1,778	$(9,151)

Cash provided by operating activities increased during 2025 by $57,299 as compared to 2024. The change was primarily attributable to $56,000 of distributions from the investment partnerships during 2025.

Cash used in investing activities decreased during 2025 by $21,918 as compared to 2024 primarily due to an increase of $33,411 in sales of investments and redemptions of fixed maturity securities.

Cash provided by financing activities increased during 2025 by $157,049 as compared to 2024 primarily due to Steak n Shake’s note payable of $225,000 on September 30, 2025. During 2025, the Company had net payments on its revolving lines of credit of $17,750 compared to net borrowings of $45,000 during 2024.

We intend to meet the working capital needs of our operating subsidiaries, principally through cash flows generated from operations and cash on hand. We continually review available financing alternatives.

Biglari Holdings’ Line of Credit
Biglari Holdings’ line of credit is $35,000 and matures on September 13, 2026. The line of credit includes customary covenants as well as financial maintenance covenants. As of December 31, 2025, we were in compliance with all covenants. The balance on the line of credit was $27,250 and $35,000 on December 31, 2025 and 2024, respectively. Our interest rate was 6.7% and 7.1% on December 31, 2025 and 2024, respectively.

On November 8, 2024, Biglari Holdings entered into a line of credit in an aggregate principal amount of up to $75,000. The line of credit was terminated on September 29, 2025.
Steak n Shake Note Payable
On September 30, 2025, Steak n Shake obtained a loan of $225,000. The term of the loan is five years, with an interest rate fixed at 8.8% per annum, and the loan will be amortized at a rate of 3.0% per annum. The loan includes customary covenants as well as financial maintenance covenants and customary events of default. As of December 31, 2025, we were in compliance with all covenants. The debt is an obligation of Steak n Shake and the proceeds from the loan were distributed to Biglari Holdings. All of the debt is secured by real estate owned by Steak n Shake.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of December 31, 2025 and 2024, Western Sizzlin had no debt outstanding under its revolver.
Critical Accounting Policies
Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in the consolidated financial statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. A discussion of our principal accounting policies that required the application of significant judgments as of December 31, 2025, follows.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Biglari Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, changes in shareholders equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2026, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
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
Emphasis of a Matter
As discussed in Note 3 and Note 13 to the consolidated financial statements, the Company and its subsidiaries have invested in investment partnerships in the form of limited partnership interests. These investment partnerships represent related parties, and such investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements for the investment partnerships. The value of these investments reported in the Company’s consolidated balance sheets as of December 31, 2025 and 2024 totals $154,275,000 and $201,727,000, respectively. Our opinion is not modified with respect to this matter.
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

Oil and Gas properties - Determination of Impairment Indicators and Recoverability Test - Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
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

We have identified elements of the Company’s recoverability test for oil and gas properties as a critical audit matter due to the significant judgments management makes when determining future cash flows. Auditing management’s judgments related to these matters involved especially challenging auditor judgment due to the nature and extent of audit effort required, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s significant judgments and assumptions related to the determination of impairment indicators and elements of the Company’s recoverability analysis for oil and gas properties included the following, among others:
•We evaluated the recoverability test analysis, including the estimation of oil and gas properties’ reserves quantities, by:
◦Testing the effectiveness of controls related to the Company's recoverability test analysis, its estimation of oil and gas properties’ reserve quantities, and prices.
◦Assessing the reasonableness of the Company's recoverability test analysis, including its estimation of oil and gas properties’ reserve quantities, and prices.
•With the assistance of our fair value specialists, we assessed the key assumptions and estimates, including oil and gas prices and risk factors, by:
◦Understanding the methodology used by management for development of the oil and gas prices and comparing estimated prices to an independently determined range of prices, including published forward pricing indices and third-party industry sources.
◦Evaluating the risk factors applied to the cash flows for probable and possible oil and gas reserves by comparing them to industry surveys.
•We evaluated the experience, qualifications, and objectivity of management's specialist, an independent reservoir engineering firm, including the methodologies and calculation procedures used to estimate oil and gas reserves and performing analytical procedures on the reserve quantities.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
February 28, 2026

We have served as the Company’s auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Biglari Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Biglari Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 28, 2026, expressed an unqualified opinion on those financial statements and included an emphasis of matter paragraph relating to the Company’s investment in related party investment partnerships.
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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company lacks effectively designed and implemented controls related to the review and approval of insurance losses due to insufficient segregation of duties within the related process.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the fiscal year ended December 31, 2025, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
February 28, 2026

BIGLARI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$268,782	$30,709
Investments	69,050	102,975
Receivables	23,283	25,184
Inventories	3,769	4,031
Other current assets	13,642	7,716
Total current assets	378,526	170,615
Property and equipment	366,607	376,155
Operating lease assets	40,052	34,011
Goodwill	52,568	52,496
Other intangible assets	23,674	22,820
Investment partnerships	154,275	201,727
Other assets	9,681	8,309
Total assets	$1,025,383	$866,133

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$72,946	$63,381
Loss and loss adjustment expenses	18,220	17,250
Unearned premiums	17,813	17,236
Current portion of lease obligations	13,946	14,449
Current portion of note payable and lines of credit	33,070	35,000
Total current liabilities	155,995	147,316
Lease obligations	97,701	90,739
Note payable and lines of credit	213,920	10,000
Deferred taxes	18,029	29,393
Asset retirement obligations	15,542	15,218
Other liabilities	767	506
Total liabilities	501,954	293,172

Shareholders’ equity
Common stock	1,138	1,138
Additional paid-in capital	385,594	385,594
Retained earnings	590,211	627,699
Accumulated other comprehensive loss	(1,350)	(2,872)
Treasury stock, at cost	(452,164)	(438,598)
Biglari Holdings Inc. shareholders’ equity	523,429	572,961
Total liabilities and shareholders’ equity	$1,025,383	$866,133
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per-share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues
Restaurant operations	$280,870	$251,447	$250,857
Insurance premiums and other	76,463	72,693	67,272
Oil and gas	30,211	36,945	45,071
Licensing and media	7,717	1,029	2,118
Total revenues	395,261	362,114	365,318
Costs and expenses
Restaurant cost of sales	161,321	143,449	137,986
Insurance losses and underwriting expenses	62,937	61,371	52,771
Oil and gas production costs	12,548	16,636	17,365
Licensing and media costs	9,040	2,036	1,840
Selling, general and administrative	86,838	75,671	77,002
Gain on sale of oil and gas properties	(11,877)	(16,700)	(13,563)
Impairments	1,251	1,107	3,947
Depreciation, depletion, and amortization	40,779	39,843	38,979
Interest expense on leases	5,421	5,361	5,114
Interest expense on debt	8,221	771	681
Total cost and expenses	376,479	329,545	322,122
Other income
Investment gains	528	335	2,211
Investment partnership gains (losses)	(67,001)	(41,058)	19,440
Total other income (expenses)	(66,473)	(40,723)	21,651
Earnings (loss) before income taxes	(47,691)	(8,154)	64,847
Income tax expense (benefit)	(10,203)	(4,395)	9,308
Net earnings (loss)	(37,488)	(3,759)	55,539
Earnings (loss) attributable to noncontrolling interest	—	—	591
Net earnings (loss) attributable to Biglari Holdings Inc. shareholders	$(37,488)	$(3,759)	$54,948

Net earnings (loss) per equivalent Class A share *	$(143.86)	$(13.45)	$189.49
* Net earnings (loss) per equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $(28.77) for 2025, $(2.69) for 2024, and $37.90 for 2023.
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net earnings (loss)	$(37,488)	$(3,759)	$55,539
Foreign currency translation	1,522	(354)	272
Comprehensive income (loss)	(35,966)	(4,113)	55,811
Comprehensive income attributable to noncontrolling interest	—	—	591
Total comprehensive income (loss) attributable to Biglari Holdings Inc. shareholders	$(35,966)	$(4,113)	$55,220
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net earnings (loss)	$(37,488)	$(3,759)	$55,539
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	40,779	39,843	38,979
Provision for deferred income taxes	(11,483)	(8,489)	6,567
Asset impairments and other non-cash expenses	1,489	1,107	3,947
Gains on sale of assets	(15,615)	(22,796)	(21,241)
Investment gains	(528)	(335)	(2,211)
Investment partnership (gains) losses	67,001	41,058	(19,440)
Distributions from investment partnerships	56,000	10,000	14,500
Changes in receivables and inventories	3,460	(5,243)	5,783
Changes in other assets	(6,814)	(2,094)	2,810
Changes in accounts payable and accrued expenses	10,158	368	(12,231)
Net cash provided by operating activities	106,959	49,660	73,002
Investing activities
Capital expenditures	(30,353)	(30,594)	(23,405)
Proceeds from property and equipment disposals	20,979	29,138	24,627
Purchases of noncontrolling interests	—	—	(5,387)
Purchases of interests in limited partnerships	(89,115)	(75,938)	(45,030)
Purchases of investments	(57,843)	(67,445)	(107,866)
Sales of investments and redemptions of fixed maturity securities	90,862	57,451	90,981
Net cash used in investing activities	(65,470)	(87,388)	(66,080)
Financing activities
Payments on line of credit	(73,000)	(16,050)	(41,600)
Proceeds from line of credit	55,250	61,050	31,600
Debt issuance costs	(1,867)	—	—
Payments on note payable	(1,125)	—	—
Proceeds from note payable, net	223,000	—	—
Principal payments on direct financing lease obligations	(5,725)	(5,516)	(6,132)
Net cash provided by (used in) financing activities	196,533	39,484	(16,132)
Effect of exchange rate changes on cash	39	22	59
Increase (decrease) in cash, cash equivalents, and restricted cash	238,061	1,778	(9,151)
Cash, cash equivalents, and restricted cash at beginning of period	31,432	29,654	38,805
Cash, cash equivalents, and restricted cash at end of period	$269,493	$31,432	$29,654

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$268,782	$30,709	$28,066
Restricted cash included in other long-term assets	711	723	1,588
Cash, cash equivalents, and restricted cash at end of period	$269,493	$31,432	$29,654
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Biglari Holdings Inc. Shareholder’s Equity
	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling interest	Total
Balance at December 31, 2022	$1,138	$381,788	$576,510	$(2,790)	$(409,680)	$8,602	$555,568
Net earnings (loss)			54,948			591	55,539
Other comprehensive income, net				272			272
Adjustment for holdings in investment partnerships					(6,662)		(6,662)
Transactions with noncontrolling interests		3,806				(9,193)	(5,387)
Balance at December 31, 2023	$1,138	$385,594	$631,458	$(2,518)	$(416,342)	$—	$599,330
Net earnings (loss)			(3,759)				(3,759)
Other comprehensive income, net				(354)			(354)
Adjustment for holdings in investment partnerships					(22,256)		(22,256)
Balance at December 31, 2024	$1,138	$385,594	$627,699	$(2,872)	$(438,598)	$—	$572,961
Net earnings (loss)			(37,488)				(37,488)
Other comprehensive income, net				1,522			1,522
Adjustment for holdings in investment partnerships					(13,566)		(13,566)
Balance at December 31, 2025	$1,138	$385,594	$590,211	$(1,350)	$(452,164)	$—	$523,429
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years Ended December 31, 2025, 2024, and 2023)
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
Investments
We classify investments in fixed maturity securities at the acquisition date as either available-for-sale or held-to-maturity and re-evaluate the classification at each balance sheet date. Securities classified as held-to-maturity are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. As of December 31, 2025 and 2024, all investments were classified as available-for-sale and carried at fair value with net unrealized gains or losses reported in the statements of earnings. Realized gains and losses on disposals of investments are determined by the specific identification of the cost of investments sold. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
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
Receivables
Our accounts receivable balance consists primarily of franchisee, customer, and other receivables. We carry our accounts receivable at cost less an allowance for doubtful accounts, which is based on a history of past write-offs and collections and current credit conditions. Allowance for doubtful accounts was $2,346 and $2,578 at December 31, 2025 and 2024, respectively.
Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist primarily of restaurant food items and supply inventory.

Capitalized Software
Other assets include internal-use software development costs that are capitalized during the application development stage. These costs are amortized over the estimated useful lives of the related software, generally ranging from three to seven years. Costs related to planning, training, and maintenance are expensed as incurred.
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

Oil and Gas Properties
The successful efforts method is used for crude oil and natural gas exploration and production activities. All costs for development wells, related plant and equipment, proved mineral interests in crude oil and natural gas properties, and related asset retirement obligation assets are capitalized. Costs of exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. Costs are also capitalized for exploratory wells that have found crude oil and natural gas reserves, even if the reserves cannot be classified as proved when the drilling is completed, provided the exploratory well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. All other exploratory wells and costs are expensed. We did not have any property acquisition or exploration activities during 2025 and development costs were nominal. We did not have any property acquisition or exploration activities during 2024; however, we did have $11,636 of development costs.
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

Note 1.     Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets
Goodwill and indefinite life intangible assets are not amortized, but are tested for potential impairment on an annual basis using either a qualitative or quantitative approach, or more often if events or circumstances change that could cause goodwill or indefinite life intangible assets to become impaired. Other purchased intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. During 2025, no impairment was recorded to goodwill. During 2024, a $1,000 impairment was recorded to goodwill at the Western Sizzlin reporting unit. During 2025 and 2024, no impairment was recorded to other intangible assets. Refer to Note 7 for information regarding our goodwill and other intangible assets.
Dual Class Common Stock
The Company has two classes of common stock, designated Class A common stock and Class B common stock. Each Class A common share is entitled to one vote. Class B common stock possesses economic rights equal to one-fifth (1/5th) of such rights of Class A common stock; however, Class B common stock has no voting rights.
The following table presents shares authorized, issued, and outstanding.

	December 31, 2025		December 31, 2024		December 31, 2023
	Class A	Class B	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	206,864	2,068,640	206,864	2,068,640	206,864	2,068,640
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

	2025	2024	2023
Equivalent Class A common stock outstanding	620,592	620,592	620,592
Proportional ownership of Company stock held by investment partnerships	360,006	341,211	330,606
Equivalent Class A common stock for earnings per share	260,586	279,381	289,986
Revenue Recognition
Restaurant operations
Restaurant operations revenues were disaggregated as follows.

	2025	2024	2023
Net sales	$181,884	$159,213	$152,545
Franchise partner fees	77,001	70,616	72,552
Franchise royalties and fees	13,587	13,632	16,443
Other	8,398	7,986	9,317
	$280,870	$251,447	$250,857

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

The Company leases or subleases property and equipment to franchisees under lease arrangements. Both real estate and equipment rental payments are charged to franchisees and are recognized in accordance with ASC 842, “Leases.” During the years ended 2025, 2024, and 2023, restaurant operations recognized $23,428, $22,884, and $22,687, respectively, in franchise partner fees related to rental income.
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
During the years ended December 31, 2025, 2024, and 2023, restaurant operations recognized $330, $463, and $1,207, respectively, in revenue related to initial franchise fees. As of December 31, 2025 and 2024, restaurant operations had deferred revenue recorded in accrued expenses related to franchise fees of $1,762 and $1,756, respectively. Restaurant operations expect to recognize approximately $520 of deferred revenue during 2026.
Our advertising arrangements with franchisees are reported in franchise royalties and fees. During the years ended December 31, 2025, 2024, and 2023, restaurant operations recognized $3,448, $3,290, and $4,479, respectively, in revenue related to franchisee advertising fees. As of December 31, 2025 and 2024, restaurant operations had deferred revenue recorded in accrued expenses related to franchisee advertising fees of $891 and $1,441, respectively. Restaurant operations expect to recognize approximately $780 of deferred revenue during 2026.
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

For the years ended December 31, 2025, 2024, and 2023, restaurant operations recognized $4,657, $4,224, and $5,276, respectively, of revenue from gift card redemptions. As of December 31, 2025 and 2024, restaurant operations had deferred revenue recorded in accrued expenses related to unredeemed gift cards of $4,973 and $5,214, respectively. Restaurant operations expect to recognize approximately $2,413 of deferred revenue during 2026.
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

New Accounting Standards
In December 2023, the FASB issued authoritative guidance modifying the disclosure requirements for income tax. Notable changes in the new guidance include disaggregation of income tax information by jurisdiction and changes to the presentation of information for the reconciliation of effective tax rates. The guidance is effective for fiscal years beginning after December 15, 2024. The Company adopted this standard prospectively, with such disclosures included in Note 10 to the accompanying consolidated financial statements. The adoption of this standard did not have a material effect on our consolidated financial statements.

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
Note 2.     Investments
Investments were $69,050 and $102,975 as of December 31, 2025 and 2024, respectively. We classify investments in fixed maturity securities at the acquisition date as available-for-sale. Realized gains and losses on disposals of investments are determined on a specific identification basis. Dividends and interest earned on investments held by our insurance companies are reported as investment income. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Investment gains in 2025 and 2024 were $528 and $335, respectively.

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2022	$383,004	$227,210	$155,794
Investment partnership gains (losses)	59,238	39,797	19,441
Contributions (net of distributions)	30,530		30,530
Increase in proportionate share of Company stock held		6,662	(6,662)
Partnership interest at December 31, 2023	$472,772	$273,669	$199,103
Investment partnership gains (losses)	117,556	158,614	(41,058)
Contributions (net of distributions)	65,938		65,938
Increase in proportionate share of Company stock held		22,256	(22,256)
Partnership interest at December 31, 2024	$656,266	$454,539	$201,727
Investment partnership gains (losses)	83,204	150,205	(67,001)
Contributions (net of distributions)	33,115		33,115
Increase in proportionate share of Company stock held		13,566	(13,566)
Partnership interest at December 31, 2025	$772,585	$618,310	$154,275

Note 3.     Investment Partnerships (continued)

The carrying value of the investment partnerships net of deferred taxes is presented below.

	December 31,
	2025	2024
Carrying value of investment partnerships	$154,275	$201,727
Deferred tax liability related to investment partnerships	(20,004)	(17,255)
Carrying value of investment partnerships net of deferred taxes	$134,271	$184,472
Because of a transaction that occurred between The Lion Fund, L.P., and The Lion Fund II, L.P., in 2022, we expect that a majority of the $20,004 deferred tax liability enumerated above will not become due until the dissolution of the investment partnerships. In effect, the tax-basis cost increased for the common stock of certain unaffiliated securities held by the investment partnerships.
The Company’s proportionate share of Company stock held by the investment partnerships at cost was $452,164 and $438,598 at December 31, 2025 and 2024, respectively.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	2025	2024	2023
Gains (losses) from investment partnerships	$(67,001)	$(41,058)	$19,440
Tax expense (benefit)	(15,005)	(12,939)	4,794
Contribution to net earnings	$(51,996)	$(28,119)	$14,646
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

There were no incentive reallocations from Biglari Holdings to Biglari Capital during 2025, 2024, or 2023.

Note 3.     Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P., and The Lion Fund II, L.P., is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of December 31, 2025	$750,172	$293,051
Total liabilities as of December 31, 2025	$16,742	$163,900
Revenue for the year ended December 31, 2025	$152,330	$(53,868)
Earnings for the year ended December 31, 2025	$151,327	$(63,437)
Biglari Holdings’ average ownership interest during 2025	91.4%	88.6%

Total assets as of December 31, 2024	$567,387	$367,630
Total liabilities as of December 31, 2024	$20,609	$188,202
Revenue for the year ended December 31, 2024	$156,463	$(14,421)
Earnings for the year ended December 31, 2024	$154,805	$(25,779)
Biglari Holdings’ average ownership interest during 2024	90.1%	87.2%

Total assets as of December 31, 2023	$371,365	$373,302
Total liabilities as of December 31, 2023	$26,594	$185,024
Revenue for the year ended December 31, 2023	$48,242	$31,157
Earnings for the year ended December 31, 2023	$47,154	$21,135
Biglari Holdings’ average ownership interest during 2023	89.0%	86.4%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 4.     Other Current Assets
Other current assets include the following.

	December 31,
	2025	2024
Deferred commissions on gift cards sold by third parties	$1,044	$1,136
Assets held for sale	1,134	1,081
Deferred acquisition costs	2,830	394
Prepaid contractual obligations	8,634	5,105
Other current assets	$13,642	$7,716
The assets classified as held for sale at December 31, 2025 and 2024, include properties which were previously company-operated restaurants.

Note 5.     Property and Equipment
Property and equipment are composed of the following.

	December 31,
	2025	2024
Land	$133,516	$134,738
Buildings	169,307	160,282
Land and leasehold improvements	155,817	152,091
Equipment	213,395	213,800
Oil and gas properties	157,960	156,849
Construction in progress	2,195	672
	832,190	818,432
Less accumulated depreciation, depletion, and amortization	(465,583)	(442,277)
Property and equipment, net	$366,607	$376,155
The depreciation and amortization expense for property and equipment for 2025, 2024, and 2023 was $29,183, $28,840, and $28,751, respectively. The depletion expense related to oil and gas properties was $10,899, $10,232, and $9,533 during 2025, 2024, and 2023, respectively. The accretion expense of the Company’s asset retirement obligations was $697, $771, and $695 during 2025, 2024, and 2023, respectively. Accretion expense is included in depreciation, depletion, and amortization expense within the consolidated statement of earnings. Accumulated depreciation, depletion, and accretion on oil and gas properties was $65,570 and $54,838 as of December 31, 2025 and 2024, respectively.
The Company recorded impairments to restaurant long-lived assets of $1,251 and $107 during 2025 and 2024, respectively. The fair value of the long-lived assets was determined based on Level 3 inputs using a discounted cash flow model and quoted prices for the properties.
We did not record any impairments to our oil and gas assets during 2025 and 2024. However, if commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves, and cash flows will be adversely impacted.
Abraxas Petroleum recorded gains of $11,877, $16,700, and $13,563 during 2025, 2024, and 2023, respectively, as a result of selling undeveloped reserves. Abraxas may receive future royalties for each of these transactions as the reserves are developed by the respective unaffiliated parties.
Also during 2025, 2024, and 2023, the Company recognized net gains of $3,685, $6,394, and $7,918, respectively, in connection with property sales, lease terminations, and asset disposals which are included in selling, general and administrative expenses in the consolidated statements of earnings.
The property and equipment cost related to finance obligations as of December 31, 2025, is as follows: $50,721 of buildings, $42,002 of land, $30,346 of land and leasehold improvements, and $65,160 of accumulated depreciation.
Note 6.    Asset Retirement Obligations
A reconciliation of the ending aggregate carrying amount of asset retirement obligations is as follows.

	December 31
	2025	2024
Beginning balance	$15,754	$15,046
Liabilities settled	(604)	(63)
Accretion expense	697	771
Asset retirement obligation	$15,847	$15,754
As of December 31, 2025 and 2024, $305 and $536, respectively, is classified as current asset retirement obligations and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Note 7.     Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Insurance	Total
Balance as of December 31, 2023
Goodwill	$28,117	$25,713	$53,830
Accumulated impairment losses	(1,300)	—	(1,300)
	$26,817	$25,713	$52,530
Change in foreign exchange rates during 2024	(34)	—	(34)
Balance as of December 31, 2024	$26,783	$25,713	$52,496
Change in foreign exchange rates during 2025	72	—	72
Balance as of December 31, 2025	$26,855	$25,713	$52,568

We evaluate goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill and indefinite-lived intangible asset impairment evaluations include determining the estimated fair values of our reporting units and indefinite-lived intangible assets. The key assumptions and inputs used in such determinations may include forecasting revenue and expenses, cash flows, and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to earnings as an impairment loss. GAAP allows entities testing for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. For our 2025 annual goodwill impairment testing, we elected to perform qualitative assessments for our reporting units. No indicators of impairment were noted in our insurance reporting units. During the second quarter of 2025, we performed our annual assessment of our recoverability of goodwill related to the Western Sizzlin reporting unit and no impairment was recorded. During the second quarter of 2024, $1,000 of impairment was recorded related to the Western Sizzlin reporting unit. There was no impairment recorded by Steak n Shake in 2025 and 2024.

Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance as of December 31, 2023
Intangibles	$15,876	$11,102	$26,978
Accumulated impairment losses	—	(3,748)	(3,748)
	$15,876	$7,354	$23,230
Change in foreign exchange rates during 2024	—	(410)	(410)
Balance as of December 31, 2024	$15,876	$6,944	$22,820
Change in foreign exchange rates during 2025	—	854	854
Balance as of December 31, 2025	$15,876	$7,798	$23,674
Intangible assets with indefinite lives consist of trade names and lease rights. No impairment was recorded in 2025 and 2024.

Note 8.     Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	December 31,
	2025	2024
Accounts payable	$34,173	$28,542
Gift cards and other marketing	5,865	6,655
Insurance accruals	1,221	1,746
Compensation	5,975	4,911
Deferred revenue	3,517	3,723
Taxes payable	10,084	8,134
Oil and gas payable	1,253	1,912
Professional fees	4,226	3,052
Due to broker	4,343	3,517
Other	2,289	1,189
Accounts payable and accrued expenses	$72,946	$63,381

Note 9.     Unpaid Loss and Loss Adjustment Expenses
Other liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under insurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, net of reinsurance, for each of the years ended December 31, 2025 and 2024, follows.

	2025	2024
Balance at beginning of year:
Gross liabilities	$18,028	$16,105
Reinsurance recoverable on unpaid losses	(778)	(937)
Net liabilities	17,250	15,168
Incurred losses and loss adjustment expenses:
Current accident year	45,383	45,445
Prior accident years	(421)	(1,802)
Total	44,962	43,643
Paid losses and loss adjustment expenses:
Current accident year	36,640	35,052
Prior accident years	7,352	6,509
Total	43,992	41,561
Balance at December 31:
Net liabilities	18,220	17,250
Reinsurance recoverable on unpaid losses	1,126	778
Gross liabilities	$19,346	$18,028
We recorded net reductions of estimated ultimate liabilities for prior accident years of $421 in 2025 and $1,802 in 2024. These reductions, as a percentage of net liabilities at the beginning of each year, were 2.4% in 2025 and 11.9% in 2024.

Note 9.     Unpaid Losses and Loss Adjustment Expenses (continued)

Our net incurred and paid liability losses and loss adjustment expenses are summarized by accident year below. IBNR and case development liabilities are as of December 31, 2025.

	Incurred Losses and Loss Adjustment Expenses through December 31,
Accident Year	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	IBNR and Case Development Liabilities	Cumulative Number of Reported Claims
2018	$26,576	$26,650	$26,452	$26,386	$26,327	$26,193	$26,187	$26,165	$109	3,362
2019		27,331	26,746	26,446	26,322	25,971	25,223	25,237	13	3,129
2020			26,415	25,141	24,314	23,804	23,827	23,896	36	3,090
2021				26,554	26,527	26,267	26,597	26,567	452	3,204
2022					34,356	32,137	31,674	31,301	660	3,192
2023						35,449	34,695	34,719	2,053	3,319
2024							41,195	40,868	4,812	4,316
2025								40,854	8,588	3,783
								$249,607

	Cumulative Paid Losses and Loss Adjustment Expenses through December 31,
Accident Year	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2018	$20,246	$23,796	$24,844	$25,590	$25,974	$26,048	$26,078	$26,056
2019		20,755	23,787	24,649	25,358	25,820	25,211	25,224
2020			20,481	22,614	23,386	23,490	23,772	23,861
2021				19,648	22,799	24,365	25,903	26,115
2022					24,774	28,738	29,789	30,641
2023						27,251	31,118	32,665
2024							30,206	36,056
2025								32,266
Paid losses and loss adjustment expenses								232,884
Incurred less paid losses and loss adjustment expenses								16,723
Unpaid loss adjustment expenses								1,497
Net unpaid losses and loss adjustment expenses								$18,220
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

Note 9.     Unpaid Losses and Loss Adjustment Expenses (continued)

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

Note 10.     Income Taxes
The components of the provision for income taxes consist of the following.

2025
Current:
Federal	$194
State	1,086
Total current	1,280

Deferred:
Federal	(10,727)
State	(756)
Total deferred	(11,483)

Income tax expense (benefit)	$(10,203)

	2024	2023
Current:
Federal	$2,702	$2,197
State	1,392	544
Deferred	(8,489)	6,567
Income tax expense (benefit)	$(4,395)	$9,308
We did not have a net tax expense or benefit on income from international operations.

Note 10.     Income Taxes (continued)

	2025
Reconciliation of effective income tax:
Tax at U.S. statutory rates	$(10,015)	21.0%
State income taxes, net of federal benefit (1)	(47)	0.1%
Foreign tax effects:
Foreign tax rate differences	(184)	0.4%
Changes in valuation allowance	1,213	(2.5)%
Federal income tax credits	(220)	0.4%
Nontaxable or nondeductible
Dividends received deduction	(502)	1.0%
Excess percentage depletion	(518)	1.1%
Other nontaxable or nondeductible	236	(0.5)%
Changes in unrecognized tax benefits	204	(0.4)%
Other	(370)	0.8%
Income tax expense (benefit)	$(10,203)	21.4%
(1) State taxes in Indiana and Illinois made up the majority of the tax effect in this category.
There were no material effects from changes in tax laws or rates enacted in the current period or cross-border tax laws.

	2024	2023
Reconciliation of effective income tax:
Tax at U.S. statutory rates	$(1,711)	$13,618
State income taxes, net of federal benefit	(2,485)	1,572
Federal income tax credits	(144)	(1,309)
Dividends received deduction	(910)	(1,169)
Valuation allowance	788	709
162(m) compensation limitation	91	1,506
Foreign tax rate differences	(118)	(97)
Abraxas tax attributes	—	(5,660)
Other	94	138
Income tax expense (benefit)	$(4,395)	$9,308
During 2023, the Company recognized tax benefits associated with the tax attributes of Abraxas Petroleum’s oil and gas properties.
Income (losses) before income taxes includes the following components.

	2025	2024	2023
Domestic	$(42,792)	$(4,955)	$67,736
Foreign	(4,899)	(3,199)	(2,889)
	$(47,691)	$(8,154)	$64,847

As of December 31, 2025, we had $767 of unrecognized tax benefits, including $150 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. As of December 31, 2024, we had $506 of unrecognized tax benefits, including $91 of interest and penalties, which is included in other long-term liabilities in the consolidated balance sheet. Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense. The unrecognized tax benefits of $767 would impact the effective income tax rate if recognized. Adjustments to the Company’s unrecognized tax benefit for gross increases for the current period tax position, gross decreases for prior period tax positions, and the lapse of statutes of limitations during 2025, 2024, and 2023 were not significant.

Note 10.     Income Taxes (continued)

We file income tax returns which are periodically audited by various foreign, federal, state, and local jurisdictions. With few exceptions, we are no longer subject to tax examinations for fiscal years prior to 2021. We believe we have certain state income tax exposures related to fiscal years 2021 through 2025.
Deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Our deferred tax assets and liabilities consist of the following.

	December 31,
	2025	2024
Deferred tax assets:
Insurance reserves	$509	$1,572
Compensation accruals	346	308
Gift card accruals	169	214
Net operating loss credit carryforward	21,243	20,898
Valuation allowance on net operating losses	(15,970)	(15,477)
Deferred income	250	272
Bad debt reserve	920	743
Capital loss carryforward	14,565	—
Asset retirement obligation	1,563	573
Other	156	820
Total deferred tax assets	23,751	9,923

Deferred tax liabilities:
Investment partnerships	20,004	17,255
Investments	(150)	557
Goodwill and intangibles	18,726	19,068
Fixed assets and depletable assets basis difference	3,200	2,436
Total deferred tax liabilities	41,780	39,316
Net deferred tax liability	$(18,029)	$(29,393)
We have foreign, U.S. federal and state net operating loss carryforwards. The foreign net operating loss carryforwards do not expire. The U.S. federal net operating loss carryforwards were acquired as part of the Abraxas acquisition. These net operating loss carryforwards are limited to $1,001 annually. The majority of the state net operating loss carryforwards expire in 2035 through 2037, and others do not expire.
We made federal tax payments of $2,474 and state tax payments of $262 during 2025. No individual state jurisdictions made up more than 5% of the total payments.

Note 11.     Note Payable and Lines of Credit
Note payable and lines of credit include the following.

Current portion of note payable and lines of credit	December 31, 2025	December 31, 2024
Steak n Shake note payable	$5,820	$—
Biglari Holdings lines of credit	27,250	35,000
Total current portion of note payable and lines of credit	$33,070	$35,000

Long-term portion of note payable and lines of credit
Steak n Shake note payable	$213,920	$—
Biglari Holdings lines of credit	—	10,000
Total long-term portion of note payable and lines of credit	$213,920	$10,000
Biglari Holdings’ Line of Credit
Biglari Holdings’ line of credit is 35,000 and matures on September 13, 2026. The line of credit includes customary covenants as well as financial maintenance covenants. There was a $27,250 and $35,000 balance of the line of credit on December 31, 2025 and 2024, respectively. Our interest rate was 6.7% and 7.1% on December 31, 2025 and 2024, respectively.

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

Expected principal payments for the Steak n Shake note payable as of December 31, 2025, are as follows.

Year
2026	$6,750
2027	6,750
2028	6,750
2029	6,750
2030	196,875
Total Steak n Shake note payable	223,875
Less unamortized debt issuance costs	4,135
Total Steak n Shake note payable, net	$219,740
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of December 31, 2025 and 2024, Western Sizzlin had no debt outstanding under its revolver.

Note 12.     Lease Assets and Obligations

Lease obligations include the following.

	December 31,
	2025	2024
Current portion of lease obligations
Finance lease liabilities	$1,233	$1,250
Finance obligations	4,486	4,664
Operating lease liabilities	8,227	8,535
Total current portion of lease obligations	$13,946	$14,449

Long-term lease obligations
Finance lease liabilities	$6,157	$2,747
Finance obligations	57,881	60,386
Operating lease liabilities	33,663	27,606
Total long-term lease obligations	$97,701	$90,739

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

Total lease costs consist of the following.

	2025	2024	2023
Finance lease costs:
Amortization of right-of-use assets	$1,057	$918	$949
Interest on lease liabilities	537	318	345
Operating and variable lease costs	11,720	11,531	12,158
Sublease income	(10,682)	(11,895)	(11,874)
Total lease costs	$2,632	$872	$1,578

Supplemental cash flow information related to leases is as follows.

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,213	$1,226
Operating cash flows from finance leases	$537	$318
Operating cash flows from operating leases	$10,988	$10,831
Supplemental balance sheet information related to leases is as follows.

	December 31,
	2025	2024
Finance leases:
Property and equipment, net	$6,420	$2,980

Note 12.     Lease Assets and Obligations (continued)

Weighted-average lease terms and discount rates are as follows.

2025
Weighted-average remaining lease terms:
Finance leases	13.50 years
Operating leases	6.86 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%

Maturities of lease liabilities as of December 31, 2025, are as follows.

Year	Operating Leases	Finance Leases
2026	$10,795	$1,703
2027	8,698	1,422
2028	7,606	1,010
2029	6,217	755
2030	4,988	621
After 2030	14,129	6,204
Total lease payments	52,433	11,715
Less interest	10,543	4,325
Total lease liabilities	$41,890	$7,390

Rent expense is presented below.

	2025	2024	2023
Minimum rent	$12,658	$12,284	$12,712
Contingent rent	72	8	73
Rent expense	$12,730	$12,292	$12,785

Lease Income
The components of lease income are as follows.

	2025	2024	2023
Operating lease income	$15,861	$16,863	$16,343
Variable lease income	8,850	7,115	7,349
Total lease income	$24,711	$23,978	$23,692

Note 12.     Lease Assets and Obligations (continued)

The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of December 31, 2025. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
2026	$622	$649
2027	544	660
2028	424	672
2029	338	687
2030	338	697
After 2030	19	2,857
Total future minimum receipts	$2,285	$6,222

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

The Company paid Biglari Enterprises $11,400 in service fees during 2025 and $9,900 during 2024. The services agreement does not alter the Company’s hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
Investments in The Lion Fund, L.P., and The Lion Fund II, L.P.
As of December 31, 2025, the Company’s investments in The Lion Fund, L.P., and The Lion Fund II, L.P., had a fair value of $772,585.

Contributions to and distributions from The Lion Fund, L.P., and The Lion Fund II, L.P., were as follows.

	2025	2024	2023
Contributions	$89,115	$75,938	$45,030
Distributions	(56,000)	(10,000)	(14,500)
	$33,115	$65,938	$30,530
The investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements. The lock-up period can be waived by the general partner in its sole discretion.
As the general partner of the investment partnerships, Biglari Capital will earn an incentive reallocation fee, on December 31 of each year, for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high-water mark. There were no incentive reallocations in 2025, 2024, or 2023. Gains on the Company’s common stock and the related incentive reallocations are eliminated in our financial statements.

Incentive Agreement
The Incentive Agreement establishes a performance-based annual incentive payment for Mr. Biglari contingent upon the growth in adjusted equity in each year attributable to our operating businesses. In order for Mr. Biglari to receive any incentive, our operating businesses must achieve an annual increase in shareholders’ equity in excess of 6% (the “hurdle rate”) above the previous highest level (the “high-water mark”). Mr. Biglari will receive 25% of any incremental book value created above the high-water mark plus the hurdle rate. Mr. Biglari did not earn an incentive fee during 2025. Mr. Biglari earned an incentive fee of $455 during 2024. The 2024 incentive fee was paid during 2025.

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
Equity securities: The Company’s investments in equity securities are classified within Level 1 or Level 3 of the fair value hierarchy.
Bonds: The Company’s investments in bonds consist of both corporate and government debt. Bonds may be classified as Level 1 or Level 2 of the fair value hierarchy.

Note 15.     Fair Value of Financial Assets (continued)
As of December 31, 2025 and 2024, the fair values of financial assets were as follows.

	December 31,
	2025				2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$249,825	$—	$—	$249,825	$11,684	$—	$—	$11,684
Equity securities:
Consumer goods	42,891	—	—	42,891	39,706	—	—	39,706
Other	6,777	—	4,000	10,777	5,569	—	—	5,569
Bonds:
Government	12,835	2,142	—	14,977	52,328	5,245	—	57,573
Corporate	—	554	—	554	—	750	—	750
Total assets at fair value	$312,328	$2,696	$4,000	$319,024	$109,287	$5,995	$—	$115,282
There were no changes in the valuation techniques used to measure fair values on a recurring basis.
Note 16.     Business Segment Reporting
Our reportable business segments are organized in a manner that reflects how management views those business activities. Biglari Holdings’ diverse businesses are managed on an unusually decentralized basis. Our restaurant operations include Steak n Shake and Western Sizzlin. Our insurance operations include First Guard, Southern Pioneer, and Biglari Reinsurance. Our oil and gas operations include Southern Oil and Abraxas Petroleum. The Company also reports segment information for Maxim. Other business activities not specifically identified with reportable business segments are presented under corporate and other. We report our earnings from investment partnerships separately. The Company’s chief operating decision-maker is the Chief Executive Officer, who is ultimately responsible for significant capital allocation decisions, evaluating operating performance, and selecting the chief executive to head each of the operating segments. The cost and expense information provided is based on the information regularly provided to the chief operating decision-maker. Given the varied operating segments and the differences in revenue streams and cost structures, there are wide variances in the form, content, and levels of such expense information significant to the business. With respect to insurance underwriting, the chief operating decision-maker considers pre-tax underwriting earnings. Typically, there are no budgeted or forecasted premiums. For most non-insurance businesses, pre-tax earnings are considered in allocating resources and capital.
A disaggregation of our consolidated data for each of the three most recent years is presented in the tables that follow.

Restaurant
	2025
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$270,578	$10,292	$280,870
Cost and expenses:
Cost of food	52,663	3,542	56,205
Labor costs	53,654	2,521	56,175
Occupancy and other	50,963	3,399	54,362
Selling, general and administrative	62,791	185	62,976
Depreciation, amortization and impairment	27,937	73	28,010
Total costs and expenses	248,008	9,720	257,728
Earnings before income taxes	$22,570	$572	$23,142

Note 16. Business Segment Reporting (continued)

	2024
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$240,846	$10,601	$251,447
Cost and expenses:
Cost of food	44,440	3,451	47,891
Labor costs	47,884	2,547	50,431
Occupancy and other	47,511	2,977	50,488
Selling, general and administrative	53,870	44	53,914
Depreciation, amortization and impairment	27,042	67	27,109
Total costs and expenses	220,747	9,086	229,833
Earnings before income taxes	$20,099	$1,515	$21,614

	2023
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$239,956	$10,901	$250,857
Cost and expenses:
Cost of food	41,562	3,431	44,993
Labor costs	44,663	2,427	47,090
Occupancy and other	48,092	2,925	51,017
Selling, general and administrative	48,558	258	48,816
Depreciation, amortization and impairment	30,911	67	30,978
Total costs and expenses	213,786	9,108	222,894
Earnings before income taxes	$26,170	$1,793	$27,963

Insurance
	2025
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$36,674	$33,473	$70,147	$3,339	$2,977	$76,463
Cost and expenses:
Insurance losses	23,028	20,114	43,142	—	—	43,142
Underwriting expenses	7,631	12,164	19,795	—	—	19,795
Other segment items	—	—	—	—	810	810
Total costs and expenses	30,659	32,278	62,937	—	810	63,747
Earnings before income taxes	$6,015	$1,195	$7,210	$3,339	$2,167	$12,716

	2024
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$37,691	$28,118	$65,809	$3,928	$2,956	$72,693
Cost and expenses:
Insurance losses	27,236	16,407	43,643	—	—	43,643
Underwriting expenses	6,417	11,311	17,728	—	—	17,728
Other segment items	—	—	—	—	2,232	2,232
Total costs and expenses	33,653	27,718	61,371	—	2,232	63,603
Earnings before income taxes	$4,038	$400	$4,438	$3,928	$724	$9,090

Note 16. Business Segment Reporting (continued)

	2023
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$36,917	$24,308	$61,225	$3,074	$2,973	$67,272
Cost and expenses:
Insurance losses	20,861	14,807	35,668	—	—	35,668
Underwriting expenses	6,564	10,539	17,103	—	—	17,103
Other segment items	—	—	—	—	1,418	1,418
Total costs and expenses	27,425	25,346	52,771	—	1,418	54,189
Earnings before income taxes	$9,492	$(1,038)	$8,454	$3,074	$1,555	$13,083

Other segment items include general and administrative costs, depreciation, and other income.

Oil and Gas
	2025
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$16,998	$13,213	$30,211
Cost and expenses:
Production costs	8,839	3,709	12,548
Depreciation and depletion	6,011	5,663	11,674
General and administrative	2,889	2,079	4,968
Total costs and expenses	17,739	11,451	29,190

Gains on sales of properties	11,877	—	11,877

Earnings before income taxes	$11,136	$1,762	$12,898

	2024
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$22,590	$14,355	$36,945
Cost and expenses:
Production costs	9,517	7,119	16,636
Depreciation and depletion	6,202	4,900	11,102
General and administrative	3,718	2,417	6,135
Total costs and expenses	19,437	14,436	33,873

Gains on sales of properties	16,700	—	16,700

Earnings before income taxes	$19,853	$(81)	$19,772

Note 16. Business Segment Reporting (continued)

	2023
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$27,576	$17,495	$45,071
Cost and expenses:
Production costs	9,605	7,760	17,365
Depreciation and depletion	6,359	3,980	10,339
General and administrative	2,765	2,399	5,164
Total costs and expenses	18,729	14,139	32,868

Gains on sales of properties	13,563	—	13,563

Earnings before income taxes	$22,410	$3,356	$25,766

Brand Licensing
	Maxim
	2025	2024	2023
Revenue	$7,717	$1,029	$2,118
Cost and expenses:
Licensing and media cost	9,040	2,036	1,840
General and administrative	598	173	267
Total costs and expenses	9,638	2,209	2,107
Earnings before income taxes	$(1,921)	$(1,180)	$11

	Capital Expenditures
	2025	2024	2023
Operating Businesses:
Restaurant	$26,690	$21,812	$21,294
Insurance	257	152	309
Oil and gas	1,261	11,783	544
Brand licensing	1,776	—	—
Operating businesses	29,984	33,747	22,147
Corporate and other	313	36	1,258
	$30,297	$33,783	$23,405

	Depreciation, Depletion, and Amortization
	2025	2024	2023
Operating Businesses:
Restaurant	$26,759	$27,002	$27,031
Insurance	368	341	339
Oil and gas	11,674	11,102	10,339
Brand licensing	446	—	—
Operating businesses	39,247	38,445	37,709
Corporate and other	1,532	1,398	1,270
	$40,779	$39,843	$38,979

Note 16. Business Segment Reporting (continued)
Reconciliation of revenues and earnings (loss) before income taxes of our business segments to the consolidated amounts for each of the three years ended December 31 follows.

	Revenues
	2025	2024	2023
Total operating businesses	$395,261	$362,114	$365,318
Investment partnership gains (losses)	—	—	—
Investment gains	—	—	—
Interest expenses not allocated to segments	—	—	—
Corporate and other	—	—	—
Revenues	$395,261	$362,114	$365,318

	Earnings (losses) before income taxes
	2025	2024	2023
Total operating businesses	$46,835	$49,296	$66,823
Investment partnership gains (losses)	(67,001)	(41,058)	19,440
Investment gains	528	335	2,211
Interest expenses not allocated to segments	(8,221)	(771)	(681)
Corporate and other	(19,832)	(15,956)	(22,946)
Earnings before income taxes	$(47,691)	$(8,154)	$64,847
A disaggregation of our consolidated assets is presented in the table that follows.

	Identifiable Assets
	December 31,
	2025	2024
Reportable segments:
Restaurant Operations:
Steak n Shake	$417,147	$322,918
Western Sizzlin	23,927	20,534
Total Restaurant Operations	441,074	343,452

Insurance Operations:
First Guard	55,584	52,726
Southern Pioneer	77,739	67,808
Biglari Reinsurance	11,079	9,042
Total Insurance Operations	144,402	129,576

Oil and Gas Operations:
Abraxas Petroleum	54,923	58,992
Southern Oil	43,213	49,259
Total Oil and Gas Operations	98,136	108,251

Maxim	18,442	17,098
Corporate and other	169,054	66,029
Investment partnerships	154,275	201,727
	$1,025,383	$866,133

Note 17.     Supplemental Disclosures of Cash Flow Information
A summary of supplemental cash flow information for each of the three years ending December 31, 2025, 2024, and 2023, is presented in the following table.

	2025	2024	2023
Cash paid during the year for:
Interest on debt	$6,225	$528	$710
Interest on obligations under leases	5,421	5,361	5,114
Income taxes	2,736	5,938	5,677
Non-cash investing and financing activities
Capital expenditures in accounts payable	3,001	2,857	2,077
Finance lease additions	1,230	383	694
Note 18.     Subsequent Events
On January 16, 2026, we entered into an At the Market Offering Agreement with a third party (the “Sales Agent”) providing for the sale by the Company of up to $500,000 of our Class A Common Stock, no par value, and Class B Common Stock, no par value. Through February 24, 2026, the Company sold 4,312 shares of Class A Common Stock for $9,080 and 14,500 shares of Class B Common Stock for $5,993. We intend to use the net proceeds from these offerings to support our business and investment activities and build a stronger capital position at the holding company for the acquisition of businesses, for augmenting the capital of insurance subsidiaries, or for other general corporate purposes.
Note 19.     Supplemental Oil and Gas Disclosures (Unaudited)
The Company has determined it had significant oil and gas producing activities during the years ended December 31, 2025, 2024, and 2023, in accordance with ASC 932 “Extractive Activities — Oil and Gas.”
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

We engaged Netherland, Sewell & Associates, Inc., to prepare our reserve estimates for all of our estimated proved reserves at December 31, 2025. All proved oil and natural gas reserves are located in the United States, primarily offshore in Louisiana state waters and in the Permian Basin.

Note 19.     Supplemental Oil and Gas Disclosures (Unaudited) (continued)

The following table sets forth our estimate of the net proved oil and gas reserves for the years ended December 31, 2025 and 2024.

	Oil (MBbl)	Gas (MMcf)	Liquids (MBbl)	MBOE
Total proved reserves at December 31, 2023	4,136	23,604	1,421	9,491
Revisions	(113)	(2,355)	10	(495)
Production	(480)	(1,775)	(128)	(904)
Total proved reserves at December 31, 2024	3,543	19,474	1,303	8,092
Revisions	(330)	(6,204)	(428)	(1,792)
Extensions	463	1,942	193	981
Production	(438)	(1,288)	(78)	(731)
Total proved reserves at December 31, 2025	3,238	13,924	990	6,550

Proved developed reserves
December 31, 2025	3,147	13,516	950	6,350
December 31, 2024	3,413	19,206	1,264	7,878

Proved undeveloped reserves
December 31, 2025	91	408	40	200
December 31, 2024	130	269	39	214

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
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves
The standardized measure of discounted future net cash flows presented in the following table was computed using the 12-month unweighted average of the first-day-of-the-month commodity prices, the costs in effect at December 31, 2025 and 2024, and a 10 percent discount factor. The Company cautions that actual future net cash flows may vary considerably from these estimates. Although the Company’s estimates of total proved reserves, development costs, and production rates were based on the best available information, the development and production of the crude oil and natural gas reserves may not occur in the periods assumed. Actual prices realized, costs incurred, and production quantities may vary significantly from those used. Therefore, the estimated future net cash flow computations should not be considered to represent the Company’s estimate of the expected revenues or the current value of proved reserves.

Note 19.     Supplemental Oil and Gas Disclosures (Unaudited) (continued)

The following table sets forth the standardized measure of discounted future net cash flows attributable to proved crude oil and natural gas reserves as of December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Future cash inflows	$225,243	$294,708
Future production costs	(108,354)	(148,105)
Future development and abandonment costs	(19,810)	(19,419)
Future income tax expense	(10,672)	(18,160)
Future net cash flows	86,407	109,024
10% annual discount for estimated timing of cash flows	(28,025)	(37,098)
Standardized measure of discounted future net cash flows	$58,382	$71,926

Changes in Standardized Measure of Discounted Future Net Cash Flows
Principle changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves are as follows.

Standardized measure at December 31, 2023	$92,449
Net change in prices and production costs	(11,150)
Net change in future development costs	(674)
Sales of oil and natural gas, net of production expenses	(20,290)
Revisions of previous quantity estimates	(7,529)
Previously estimated development costs incurred	10,343
Net change in taxes	2,738
Accretion of discount	10,897
Changes in timing and other	(4,858)
Standardized measure at December 31, 2024	$71,926
Net change in prices and production costs	493
Net change in future development costs	(180)
Sales of oil and natural gas, net of production expenses	(17,628)
Extensions	17,523
Revisions of previous quantity estimates	(23,844)
Net change in taxes	5,771
Accretion of discount	8,571
Changes in timing and other	(4,250)
Standardized measure at December 31, 2025	$58,382

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025, because of the material weakness in our internal control over financial reporting, as further described below. Notwithstanding this material weakness, our management concluded that our consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations, and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).
Management’s Report on Internal Control Over Financial Reporting
The management of Biglari Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f). Under the supervision of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as required by the Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under these criteria, management determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of December 31, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company lacks effectively designed and implemented controls related to the review and approval of insurance losses due to insufficient segregation of duties within the related process.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025.
Remediation Plans and Status

Management, under the oversight of the Audit Committee, will implement measures and take steps to address the underlying causes of the material weakness, so long as it does not cause disruption to subsidiary operations or materially increase the subsidiary’s costs.

As the Company continues to evaluate its internal controls, it may take additional remediation actions. Our material weakness will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective.
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

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended December 31, 2025, in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception of actions taken to remediate our previously identified material weaknesses, which included formalizing our risk assessment process; enhancing general information technology controls and control activities over journal entries and account reconciliations; enhancing communication with our Board of Directors on matters affecting the functioning of internal control; and implementing and enhancing controls over the monitoring and oversight of internal controls within the organization.
Biglari Holdings Inc.
February 28, 2026

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
Item 11.     Executive Compensation
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Item 14.     Principal Accountant Fees and Services
The information required by Part III, Items 10, 11, 12, 13, and 14 will be contained in the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, to be filed on or before April 8, 2026, and such information is incorporated herein by reference.
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

10.08
Form of Indemnity Agreement for Directors, as adopted on May 26, 2022 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the annual period ended December 31, 2022).

10.09
Mortgage Loan Agreement, dated September 30, 2025, between Store Capital Acquisitions, LLC and Steak n Shake Inc. (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025).

19.01	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.01 to the Company's Annual Report on Form 10-K for the annual period ended December 31, 2024).
21.01**	Subsidiaries of the Company.
23.01**	Consent of Independent Registered Public Accounting Firm.
31.01**	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02**	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	Report of Netherland, Sewell & Associates Inc. Independent Petroleum Engineers and Geologists.
101	Interactive Data Files

104	Cover page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to the Annual Report on Form 10-K.
**	Filed herewith.
***	Furnished herewith.

Item 16.     Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2026.

BIGLARI HOLDINGS INC.

By:	/s/ BRUCE LEWIS
Bruce Lewis Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 28, 2026.

Signature	Title

/s/ SARDAR BIGLARI	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Sardar Biglari

/s/ BRUCE LEWIS	Controller (Principal Financial and Accounting Officer)
Bruce Lewis

/s/ JOHN G. CARDWELL	Director
John G. Cardwell

/s/ PHILIP COOLEY	Director and Vice Chairman
Philip Cooley

/s/ KENNETH R. COOPER	Director
Kenneth R. Cooper

/s/ RUTH J. PERSON	Director
Ruth J. Person