Form 10-K/A
period 2025-12-31
Biglari Holdings Inc.
filed 2026-03-31
CIK 1726173

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $267,698,652.

Number of shares of common stock outstanding as of February 26, 2026:

Class A common stock –	211,176
Class B common stock –	2,083,140
DOCUMENTS INCORPORATED BY REFERENCE
None

Page

PART IV

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings”, “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 (the “Original Filing”), to include separate audited financial statements of The Lion Fund II, L.P. (the “Lion Fund II”) pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”) in Part IV, Item 15. The audited financial statements of the Lion Fund II (the “Lion Fund II Financial Statements”) were not available at the time of the Original Filing. In accordance with Rule 3-09(b)(2), the Lion Fund II Financial Statements are being filed as an amendment to the Original Filing within 90 days after the end of the Lion Fund II’s fiscal year.

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

Item 15. Exhibits and Financial Statement Schedules

INDEPENDENT AUDITOR’S REPORT

To the Partners of The Lion Fund II, L.P.

Opinion

We have audited the financial statements of The Lion Fund II, L.P. (the "Fund"), which comprise the statement of assets and liabilities, including the condensed schedule of investments, as of December 31, 2025 and 2024, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the financial statements (collectively referred to as the "financial statements").
In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in accordance with accounting principles generally accepted in the United States of America.
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

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
March 31, 2026

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF ASSETS AND LIABILITIES

	December 31, 2025	December 31, 2024
ASSETS:
Investments in securities — at fair value	$291,142,022	$366,541,274
Cash and cash equivalents	1,909,088	1,088,624
Total assets	$293,051,110	$367,629,898

LIABILITIES:
Due to broker	$163,703,116	$187,986,764
Accrued interest	98,677	140,597
Accounts payable	98,327	75,051
Total liabilities	$163,900,120	$188,202,412

PARTNERS’ CAPITAL	$129,150,990	$179,427,486

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023
INVESTMENT INCOME:	$2,982,917	$8,001,436	$12,279,938

EXPENSES:
Professional fees	88,135	80,961	91,250
Interest expense	9,468,074	11,265,205	9,929,151
Other expense	12,353	11,866	925

NET INVESTMENT INCOME	(6,585,645)	(3,356,596)	2,258,612

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) from investments	(57,021,587)	3,442,387	479,975
Loss on capital distribution	—	(376,664)	—
Net change in unrealized appreciation - investments	170,195	(25,487,899)	18,396,673

NET INCREASE (DECREASE) IN PARTNERS’ CAPITAL RESULTING FROM OPERATIONS	$(63,437,037)	$(25,778,772)	$21,135,260

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	General Partner	Limited Partners	Total
PARTNERS’ CAPITAL - December 31, 2022	$15,067,225	$147,918,170	$162,985,395
Capital contributions	—	41,530,000	41,530,000
Capital distributions	(1,000,000)	(36,372,500)	(37,372,500)
Net increase from operations	2,087,359	19,047,901	21,135,260
PARTNERS’ CAPITAL - December 31, 2023	$16,154,584	$172,123,571	$188,278,155
Capital contributions	—	50,734,000	50,734,000
Capital distributions	(1,947,009)	(31,858,888)	(33,805,897)
Net decrease from operations	(2,180,603)	(23,598,169)	(25,778,772)
PARTNERS’ CAPITAL - December 31, 2024	$12,026,972	$167,400,514	$179,427,486
Capital contributions	—	109,885,000	109,885,000
Capital distributions	(3,040,064)	(93,684,395)	(96,724,459)
Net decrease from operations	(4,284,674)	(59,152,363)	(63,437,037)
PARTNERS’ CAPITAL - December 31, 2025	$4,702,234	$124,448,756	$129,150,990

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in partners’ capital resulting from operations	$(63,437,037)	$(25,778,772)	$21,135,260
Adjustments to reconcile net increase (decrease) in partners’ capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses from investments	57,021,587	(3,442,387)	(479,975)
Net change in unrealized appreciation - investments	(170,195)	25,487,899	(18,396,673)
Proceeds from sale of investments	82,350,356	13,769,653	15,821,639
Purchases of investments in securities	(63,802,496)	(52,054,139)	(60,595,703)
Loss on capital distribution	—	376,664	—
Changes in due to broker	(24,283,648)	3,253,245	17,085,653
Changes in interest payable	(41,920)	(25,863)	30,792
Change in accrued dividends	—	36,459	(22,092)
Changes in accounts payable	23,276	(23,039)	34,590
Net cash used in operating activities	(12,340,077)	(38,400,280)	(25,386,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	70,335,000	50,734,000	41,530,000
Distributions to partners	(57,174,459)	(11,947,009)	(15,500,000)
Net cash provided by financing activities	13,160,541	38,786,991	26,030,000

NET INCREASE IN CASH	820,464	386,711	643,491

CASH and CASH EQUIVALENTS - Beginning of year	1,088,624	701,913	58,422

CASH and CASH EQUIVALENTS - End of year	$1,909,088	$1,088,624	$701,913

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$9,509,994	$11,291,068	$9,929,151
Non-Cash Investing and Financing Activities
Contributions from partners	$39,550,000	$—	$—
Distributions to partners	$39,550,000	$21,858,888	$21,872,500

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2025:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Restaurant:
Cracker Barrel Old Country Store, Inc.	585,000	$14,859,000
El Pollo Loco	4,000,000	41,840,000
Jack in the Box Inc.	1,140,952	21,621,040
Consumer products		4,601,287
Other securities		16,173,497
International:
Consumer products:
Ferrari N.V.	490,300	182,455,908
Other		9,591,290

TOTAL SECURITIES OWNED (cost $312,596,951)		$291,142,022

AS OF DECEMBER 31, 2024:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Restaurant:
Cracker Barrel Old Country Store, Inc.	2,000,000	$105,720,000
El Pollo Loco	4,000,000	46,160,000
Jack in the Box Inc.	531,183	22,118,460
Consumer products		10,151,440
Other securities		11,255,672
International:
Consumer products:
Ferrari N.V.	401,500	171,135,702

TOTAL SECURITIES OWNED (cost $388,166,396)		$366,541,274

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

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
There were neither liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax returns. The Fund has reviewed open tax years and has concluded that there is no significant tax liability resulting from uncertain tax provisions. 2024, 2023 and 2022 remain open for both federal and state jurisdictions.
Cash and Cash Equivalents — Any highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents. The cash and cash equivalent balances as of December 31, 2025 and 2024 represent cash held by the custodians of the Fund’s investments.
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
Due to Broker — Due to broker represents margin debt balances. The balance was $163,703,116 and $187,986,764 on December 31, 2025 and 2024, respectively. Our interest rate was 4.56% on December 31, 2025.
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
3.RELATED-PARTY TRANSACTIONS
The General Partner is entitled to receive a performance reallocation of 25% of the increase in net assets annually. This reallocation is subject to a 6% performance hurdle rate that the Fund’s performance must exceed in order for the General Partner to be entitled to such reallocation. Additionally, this reallocation is subject to a high-water mark provision. The General Partner did not earn a performance reallocation during 2025, 2024 or 2023.
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

Level 1 securities in accordance with the GAAP established fair value hierarchy are based on unadjusted quoted prices in active markets for identical assets and liabilities. As of December 31, 2025 and 2024, total securities were $291,142,022 and $366,541,274, respectively. The securities are classified as Level 1 inputs within the GAAP established hierarchy.
5.SUBSEQUENT EVENTS
We have evaluated subsequent events for recognition or disclosure through the time of issuance of these financial statements on March 31, 2026.

6.FINANCIAL HIGHLIGHTS

	2025	2024	2023

Total return before performance reallocation	(35.75)%	(13.59)%	12.67%
Performance reallocation	0.00	0.00	0.00
Total return after performance reallocation	(35.75)%	(13.59)%	12.67%

Supplemental Data

	2025	2024	2023

Annual gross partnership return	(30.02)%	(7.16)%	19.01%
Annual net partnership return	(35.36)%	(12.80)%	12.89%
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

	2025	2024	2023
Ratio to average partners’ capital:
Expenses before performance reallocation	5.61%	5.94%	5.01%
Performance reallocation	0.00	0.00	0.00
Expenses including performance reallocation	5.61%	5.94%	5.01%

Net investment income	(3.86)%	(1.77)%	1.13%

Average partners’ capital is determined using the Fund’s partners’ capital measured at the end of each month. The performance reallocation to the General Partner is not included in the net investment income ratio.
Expenses include accounting fees, interest and other expenses. Net investment income is computed as investment income from dividends and interest less expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2026.

BIGLARI HOLDINGS INC.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 2026.

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