Form 10-Q
period 2026-03-31
Biglari Holdings Inc.
filed 2026-05-08
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Number of shares of common stock outstanding as of May 6, 2026:

Class A common stock –	211,176
Class B common stock –	2,083,140

BIGLARI HOLDINGS INC.
-

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIGLARI HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$200,075	$268,782
Investments	114,187	69,050
Receivables	24,942	23,283
Inventories	3,520	3,769
Other current assets	13,486	13,642
Total current assets	356,210	378,526
Property and equipment	367,816	366,607
Operating lease assets	42,420	40,052
Goodwill and other intangible assets	76,080	76,242
Investment partnerships	165,493	154,275
Other assets	10,278	9,681
Total assets	$1,018,297	$1,025,383
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$66,172	$72,946
Loss and loss adjustment expenses	18,755	18,220
Unearned premiums	18,520	17,813
Current portion of lease obligations	12,609	13,946
Current portion of note payable and lines of credit	28,262	33,070
Total current liabilities	144,318	155,995
Lease obligations	105,165	97,701
Note payable and lines of credit	211,676	213,920
Deferred taxes	21,509	18,029
Asset retirement obligations	15,700	15,542
Other liabilities	769	767
Total liabilities	499,137	501,954
Shareholders’ equity
Common stock	1,147	1,138
Additional paid-in capital	400,505	385,594
Retained earnings	575,680	590,211
Accumulated other comprehensive loss	(1,570)	(1,350)
Treasury stock, at cost	(456,602)	(452,164)
Biglari Holdings Inc. shareholders’ equity	519,160	523,429
Total liabilities and shareholders’ equity	$1,018,297	$1,025,383
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	First Quarter
	2026	2025
	(Unaudited)
Revenues
Restaurant operations	$66,146	$64,349
Insurance premiums and other	18,938	19,349
Oil and gas	9,136	9,930
Licensing and media	3,261	1,407
Total revenues	97,481	95,035
Costs and expenses
Restaurant cost of sales	37,465	37,758
Insurance losses and underwriting expenses	14,822	17,052
Oil and gas production costs	3,924	4,046
Licensing and media costs	2,874	1,651
Selling, general and administrative	24,872	21,367
Gain on sale of oil and gas properties	—	(9,323)
Depreciation, depletion, and amortization	10,657	10,257
Interest expense on leases	1,357	1,333
Interest expense on debt	5,651	900
Total costs and expenses	101,622	85,041
Other income
Investment gains (losses)	(1,287)	(1,585)
Investment partnership gains (losses)	(13,454)	(49,592)
Total other income (expense)	(14,741)	(51,177)
Earnings (loss) before income taxes	(18,882)	(41,183)
Income tax expense (benefit)	(4,351)	(7,908)
Net earnings (loss)	$(14,531)	$(33,275)

Net earnings (loss) per average equivalent Class A share*	$(55.81)	$(126.40)
*Net earnings (loss) per average equivalent Class B share outstanding are one-fifth of the average equivalent Class A share or $(11.16) for the first quarter of 2026 and $(25.28) for the first quarter of 2025.
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	First Quarter
	2026	2025
	(Unaudited)
Net earnings (loss)	$(14,531)	$(33,275)
Foreign currency translation	(220)	470
Total comprehensive income (loss)	$(14,751)	$(32,805)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
For the first quarter of 2026
Balance at December 31, 2025	$1,138	$385,594	$590,211	$(1,350)	$(452,164)	$523,429
Net earnings (loss)			(14,531)			(14,531)
Issuance of common stock under ATM program	9	14,911				14,920
Other comprehensive income (loss)				(220)		(220)
Adjustment for holdings in investment partnerships					(4,438)	(4,438)
Balance at March 31, 2026	$1,147	$400,505	$575,680	$(1,570)	$(456,602)	$519,160

For the first quarter of 2025
Balance at December 31, 2024	$1,138	$385,594	$627,699	$(2,872)	$(438,598)	$572,961
Net earnings (loss)			(33,275)			(33,275)
Other comprehensive income				470		470
Adjustment for holdings in investment partnerships					(320)	(320)
Balance at March 31, 2025	$1,138	$385,594	$594,424	$(2,402)	$(438,918)	$539,836
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Quarter
	2026	2025
	(Unaudited)
Operating activities
Net earnings (loss)	$(14,531)	$(33,275)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	10,657	10,257
Provision for deferred income taxes	3,501	(9,156)
Asset impairments and other non-cash expenses	274	—
(Gains) losses on sale of assets	194	(9,060)
Investment and investment partnerships (gains) losses	14,741	51,177
Distributions from investment partnerships	13,020	—
Changes in receivables and inventories	(2,477)	1,606
Changes in accounts payable and accrued expenses	(5,047)	4,246
Net cash provided by operating activities	20,332	15,795
Investing activities
Capital expenditures	(6,967)	(7,300)
Proceeds from property and equipment disposals	138	9,559
Purchases of interests in limited partnerships	(42,130)	(17,320)
Purchases of investments	(53,414)	(18,444)
Sales of investments and redemptions of fixed maturity securities	7,230	13,611
Net cash used in investing activities	(95,143)	(19,894)
Financing activities
Payments on line of credit	(6,000)	(9,600)
Proceeds from line of credit	1,250	13,000
Debt issuance costs	(54)	—
Payments on note payable	(2,250)	—
Proceeds from issuance of common stock	14,920	—
Principal payments on direct financing lease obligations	(1,809)	(1,398)
Net cash provided by financing activities	6,057	2,002
Effects of foreign currency exchange rate changes	47	40
Increase (decrease) in cash, cash equivalents and restricted cash	(68,707)	(2,057)
Cash, cash equivalents and restricted cash at beginning of year	269,493	31,432
Cash, cash equivalents and restricted cash at end of first quarter	$200,786	$29,375

	First Quarter
	2026	2025
	(Unaudited)
Cash and cash equivalents	$200,075	$28,664
Restricted cash in other long-term assets	711	711
Cash, cash equivalents and restricted cash at end of first quarter	$200,786	$29,375
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(dollars in thousands, except share and per share data)
Note 1. Summary of Significant Accounting Policies
Description of Business
The accompanying unaudited consolidated financial statements of Biglari Holdings Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal recurring adjustments. The results for the interim periods shown are not necessarily indicative of results for the year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025.
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
Note 2. Common Stock
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
The following table presents shares authorized, issued, and outstanding on March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	211,176	2,083,140	206,864	2,068,640

Note 2. Common Stock (continued)
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

	March 31, 2026	March 31, 2025
Equivalent Class A common stock outstanding	627,804	620,592
Proportional ownership of Company stock held by investment partnerships	367,418	357,335
Equivalent Class A common stock for earnings per share	260,386	263,257
On January 16, 2026, we entered into an At-the-Market Offering Agreement with a third party providing for the sale of up to $500,000 in shares of our common stock. During the first quarter of 2026, the Company sold 4,312 shares of Class A Common Stock and 14,500 shares of Class B Common Stock.
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

Investment losses for the first quarter of 2026 and 2025 were $1,287 and $1,585, respectively.
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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2025	$772,585	$618,310	$154,275
Investment partnership gains (losses)	(16,639)	(3,185)	(13,454)
Contributions (net of distributions)	29,110		29,110
Changes in proportionate share of Company stock held		4,438	(4,438)
Partnership interest at March 31, 2026	$785,056	$619,563	$165,493

Note 4. Investment Partnerships (continued)

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2024	$656,266	$454,539	$201,727
Investment partnership gains (losses)	(115,439)	(65,847)	(49,592)
Contributions (net of distributions)	17,320		17,320
Changes in proportionate share of Company stock held		320	(320)
Partnership interest at March 31, 2025	$558,147	$389,012	$169,135
The carrying value of the investment partnerships net of deferred taxes is presented below.

	March 31, 2026	December 31, 2025
Carrying value of investment partnerships	$165,493	$154,275
Deferred tax liability related to investment partnerships	(24,831)	(20,004)
Carrying value of investment partnerships net of deferred taxes	$140,662	$134,271
We expect that a majority of the $24,831 and $20,004 deferred tax liabilities enumerated above will not become due until the dissolution of the investment partnerships.
The Company’s proportionate share of Company stock held by investment partnerships at cost was $456,602 and $452,164 as of March 31, 2026, and December 31, 2025, respectively.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	First Quarter
	2026	2025
Gains (losses) from investment partnerships	$(13,454)	$(49,592)
Tax expense (benefit)	(3,203)	(10,166)
Contribution to net earnings	$(10,251)	$(39,426)
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
There were no incentive reallocations accrued during the first quarters of 2026 and 2025.

Note 4. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P., and The Lion Fund II, L.P., is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of March 31, 2026	$755,402	$297,280
Total liabilities as of March 31, 2026	$21,296	$159,882
Revenue for the first quarter of 2026	$(2,107)	$(13,478)
Earnings for the first quarter of 2026	$(2,304)	$(15,363)
Biglari Holdings’ average ownership interest during 2026	92.7%	91.6%

Total assets as of December 31, 2025	$750,172	$293,051
Total liabilities as of December 31, 2025	$16,742	$163,900
Revenue for the first quarter of 2025	$(84,132)	$(40,875)
Earnings for the first quarter of 2025	$(84,439)	$(43,373)
Biglari Holdings’ average ownership interest during 2025	91.0%	88.7%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	March 31, 2026	December 31, 2025
Land	$133,523	$133,516
Buildings	173,940	169,307
Land and leasehold improvements	160,325	155,817
Equipment	214,206	213,395
Oil and gas properties	158,686	157,960
Construction in progress	2,064	2,195
	842,744	832,190
Less accumulated depreciation, depletion, and amortization	(474,928)	(465,583)
Property and equipment, net	$367,816	$366,607
Depletion expense related to oil and gas properties was $2,697 and $3,058 during the first quarter of 2026 and 2025, respectively.
We did not record any impairments to our restaurant long-lived assets in the first quarter of 2026 and 2025.
We did not record any impairments to our oil and gas assets during the first quarter of 2026 and 2025. However, if commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves, and cash flows will be adversely impacted.
Abraxas Petroleum recorded gains of $9,323 during the first quarter of 2025, as result of selling undeveloped reserves. Abraxas may receive future royalties for each of these transactions as the reserves are developed by the respective unaffiliated parties. No gains were recorded during the first quarter of 2026.
Property and equipment held for sale of $1,134 are recorded in other current assets as of March 31, 2026 and December 31, 2025. The assets classified as held for sale include properties which were previously company-operated restaurants.

Note 5. Property and Equipment (continued)
During the first quarter of 2026 and 2025, the Company recognized net losses of $217 and $262, respectively, in connection with property sales, lease terminations, and asset disposals which are included in selling, general and administrative expenses in the consolidated statements of earnings.
Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2025
Goodwill	$53,868
Accumulated impairment losses	(1,300)
$52,568
Change in foreign exchange rates during the first quarter of 2026	(13)
Goodwill at March 31, 2026	$52,555

Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of our reporting units and indefinite-lived intangible assets. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to earnings as an impairment loss. There was no impairment recorded for goodwill or intangible assets during the first quarters of 2026 or 2025.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2025
Intangibles	$15,876	$11,546	$27,422
Accumulated impairment losses	—	(3,748)	(3,748)
	$15,876	$7,798	$23,674
Change in foreign exchange rates during the first quarter of 2026	—	(149)	(149)
Balance at March 31, 2026	$15,876	$7,649	$23,525
Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	First Quarter
	2026	2025
Net sales	$40,347	$41,615
Franchise partner fees	20,541	17,139
Franchise royalties and fees	3,126	3,489
Other	2,132	2,106
	$66,146	$64,349

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
The Company leases or subleases property and equipment to franchise partners under lease arrangements. Both real estate and equipment rental payments are charged to franchise partners and are recognized in accordance with ASC 842, “Leases”. During the first quarter of 2026 and 2025, restaurant operations recognized $6,212 and $5,553, respectively, in franchise partner fees related to rental income.
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
Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	March 31, 2026	December 31, 2025
Accounts payable	$32,030	$34,173
Gift cards and other marketing	4,948	5,865
Insurance accruals	1,124	1,221
Compensation	5,039	5,975
Deferred revenue	5,886	3,517
Taxes payable	5,264	10,084
Oil and gas payable	1,485	1,253
Professional fees	4,298	4,226
Due to broker	4,910	4,343
Other	1,188	2,289
Accounts payable and accrued expenses	$66,172	$72,946

Note 9. Note Payable and Lines of Credit
Note payable and lines of credit include the following.

Current portion of note payable and lines of credit	March 31, 2026	December 31, 2025
Steak n Shake note payable	$5,762	$5,820
Biglari Holdings line of credit	22,500	27,250
Total current portion of note payable and lines of credit	$28,262	$33,070

Long-term portion of note payable and lines of credit
Steak n Shake note payable	$211,676	$213,920
Biglari Holdings line of credit	—	—
Total long-term portion of note payable and lines of credit	$211,676	$213,920
Biglari Holdings Line of Credit
Biglari Holdings’ line of credit is $35,000 and matures on September 13, 2026. The line of credit includes customary covenants, as well as financial maintenance covenants. Our interest rate was 6.4% and 6.7% on March 31, 2026 and December 31, 2025, respectively.
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

Expected principal payments for the Steak n Shake note payable as of March 31, 2026, are as follows.

Year
Remainder of 2026	$4,500
2027	6,750
2028	6,750
2029	6,750
2030	196,875
Total Steak n Shake note payable	221,625
Less unamortized debt issuance costs	4,187
Total Steak n Shake note payable, net	$217,438
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of March 31, 2026 and December 31, 2025, Western Sizzlin had no debt outstanding under its revolver.

Note 10. Unpaid Loss and Loss Adjustment Expenses
Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under insurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, net of reinsurance, for each of the three-month periods ended March 31, 2026 and 2025 follows.

	March 31,	March 31,
	2026	2025
Balances at beginning of year:
Gross liabilities	$19,346	$18,028
Reinsurance recoverable on unpaid losses	(1,126)	(778)
Net liabilities	18,220	17,250
Incurred losses and loss adjustment expenses:
Current accident year	11,178	11,816
Prior accident years	(1,222)	189
Total	9,956	12,005
Paid losses and loss adjustment expenses:
Current accident year	5,986	7,559
Prior accident years	3,435	3,714
Total	9,421	11,273
Balances at March 31:
Net liabilities	18,755	17,982
Reinsurance recoverable on unpaid losses	1,073	673
Gross liabilities	$19,828	$18,655
We recorded net reductions of estimated ultimate liabilities for prior accident years of $1,222 in the first quarter of 2026 and net increases of estimated ultimate liabilities for prior accident years of $189 in the first quarter of 2025, which produced corresponding changes in incurred losses and loss adjustment expenses in those periods. These changes, as a percentage of the net liabilities at the beginning of each year, were 6.7% in 2026 and 1.1% in 2025.
Note 11. Lease Assets and Obligations
Lease obligations include the following.

Current portion of lease obligations	March 31, 2026	December 31, 2025
Finance lease liabilities	$1,150	$1,233
Finance obligations	4,018	4,486
Operating lease liabilities	7,441	8,227
Total current portion of lease obligations	$12,609	$13,946

Long-term lease obligations
Finance lease liabilities	$5,759	$6,157
Finance obligations	63,347	57,881
Operating lease liabilities	36,059	33,663
Total long-term lease obligations	$105,165	$97,701

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
Total lease cost consists of the following.

	First Quarter
	2026	2025
Finance lease costs:
Amortization of right-of-use assets	$272	$213
Interest on lease liabilities	125	74
Operating and variable lease costs	2,819	2,935
Sublease income	(3,079)	(2,608)
Total lease costs	$137	$614
Supplemental cash flow information related to leases is as follows.

	First Quarter
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$424	$335
Operating cash flows from finance leases	$125	$74
Operating cash flows from operating leases	$3,631	$2,728

Supplemental balance sheet information related to leases is as follows.

	March 31, 2026	December 31, 2025
Finance leases:
Property and equipment, net	$6,093	$6,420
Weighted-average lease terms and discount rates are as follows.

March 31, 2026
Weighted-average remaining lease terms:
Finance leases	13.75 years
Operating leases	7.06 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%

Note 11. Lease Assets and Obligations (continued)
Maturities of lease liabilities as of March 31, 2026 are as follows.

Year	Operating Leases	Finance Leases
Remainder of 2026	$7,665	$1,150
2027	9,373	1,416
2028	8,220	1,005
2029	6,839	751
2030	5,616	616
After 2030	17,403	6,105
Total lease payments	55,116	11,043
Less interest	11,616	4,134
Total lease liabilities	$43,500	$6,909
Lease Income
The components of lease income are as follows.

	First Quarter
	2026	2025
Operating lease income	$4,391	$3,932
Variable lease income	2,182	1,900
Total lease income	$6,573	$5,832

The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of March 31, 2026. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

	Operating Leases
Year	Subleases	Owned Properties
Remainder of 2026	$457	$516
2027	544	699
2028	424	710
2029	338	725
2030	338	735
After 2030	19	3,059
Total future minimum receipts	$2,120	$6,444

Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the first quarter of 2026 and 2025. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
The income tax benefit for the first quarter of 2026 was $4,351 compared to an income tax benefit of $7,908 for the first quarter of 2025. The decreased income tax benefit between 2026 and 2025 is primarily attributable to lower tax benefits on pre-tax losses generated by the investment partnerships.

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
Equity securities: The Company’s investments in equity securities are classified as Level 1 or Level 3 of the fair value hierarchy.
Bonds: The Company’s investments in bonds consist of both corporate and government debt. Bonds may be classified as Level l or Level 2 of the fair value hierarchy.

Note 14. Fair Value of Financial Assets (continued)
As of March 31, 2026, and December 31, 2025, the fair values of financial assets were as follows.

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$185,488	$—	$—	$185,488	$249,825	$—	$—	$249,825
Equity securities
Consumer goods	50,137	—	—	50,137	42,891	—	—	42,891
Other	5,353	—	4,000	9,353	6,777	—	4,000	10,777
Bonds
Government	50,880	2,095	—	52,975	12,835	2,142	—	14,977
Corporate	—	549	—	549	—	554	—	554
Total assets at fair value	$291,858	$2,644	$4,000	$298,502	$312,328	$2,696	$4,000	$319,024
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

The Company paid Biglari Enterprises $2,850 in service fees during the first quarters of 2026 and 2025. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
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
A disaggregation of our consolidated data for the first quarters of 2026 and 2025 is presented in the tables which follow.

Note 16. Business Segment Reporting (continued)

Restaurant
	First Quarter
	2026
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$63,766	$2,380	$66,146
Cost and expenses:
Cost of food	11,846	819	12,665
Labor costs	12,289	569	12,858
Occupancy and other	12,575	724	13,299
Selling, general and administrative	17,335	83	17,418
Depreciation, amortization and impairment	7,024	6	7,030
Total costs and expenses	61,069	2,201	63,270
Earnings before income taxes	$2,697	$179	$2,876

	First Quarter
	2025
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$61,916	$2,433	$64,349
Cost and expenses:
Cost of food	11,612	852	12,464
Labor costs	12,848	591	13,439
Occupancy and other	12,482	706	13,188
Selling, general and administrative	15,415	39	15,454
Depreciation, amortization and impairment	6,471	19	6,490
Total costs and expenses	58,828	2,207	61,035
Earnings before income taxes	$3,088	$226	$3,314

Insurance
	First Quarter
	2026
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$9,046	$8,755	$17,801	$651	$486	$18,938
Cost and expenses:
Insurance losses	5,907	4,049	9,956	—	—	9,956
Underwriting expenses	1,568	3,394	4,962	—	(96)	4,866
Other segment items	—	—	—	—	875	875
Total costs and expenses	7,475	7,443	14,918	—	779	15,697
Earnings before income taxes	$1,571	$1,312	$2,883	$651	$(293)	$3,241

Note 16. Business Segment Reporting (continued)

	First Quarter
	2025
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$9,209	$8,556	$17,765	$837	$747	$19,349
Cost and expenses:
Insurance losses	6,282	5,723	12,005	—	—	12,005
Underwriting expenses	1,712	3,335	5,047	—	—	5,047
Other segment items	—	—	—	—	760	760
Total costs and expenses	7,994	9,058	17,052	—	760	17,812
Earnings before income taxes	$1,215	$(502)	$713	$837	$(13)	$1,537
Other segment items include general and administrative costs, depreciation, and other income.

Oil and Gas	First Quarter
	2026
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$6,126	$3,010	$9,136
Cost and expenses:
Production costs	2,734	1,190	3,924
Depreciation, depletion and accretion	1,299	1,575	2,874
General and administrative	588	737	1,325
Total costs and expenses	4,621	3,502	8,123

Earnings before income taxes	$1,505	$(492)	$1,013

	First Quarter
	2025
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$5,890	$4,040	$9,930
Cost and expenses:
Production costs	2,446	1,600	4,046
Depreciation, depletion and accretion	1,933	1,323	3,256
General and administrative	649	654	1,303
Total costs and expenses	5,028	3,577	8,605

Gains on sales of properties	9,323	—	9,323

Earnings before income taxes	$10,185	$463	$10,648

Note 16. Business Segment Reporting (continued)

	Maxim
	First Quarter
	2026	2025
Revenue	$3,261	$1,407
Cost and expenses:
Licensing and media cost	2,874	1,651
General and administrative	39	43
Depreciation and amortization	191	70
Total costs and expenses	3,104	1,764
Earnings before income taxes	$157	$(357)

Reconciliation of revenues and earnings (loss) before income taxes of our business segments to the consolidated amounts for each of the three months ended March 31 follows.

	Revenues		Earnings (losses) before income taxes
	2026	2025	2026	2025
Total operating businesses	$97,481	$95,035	$7,287	$15,142
Investment partnership gains (losses)	—	—	(13,454)	(49,592)
Investment gains (losses)	—	—	(1,287)	(1,585)
Interest expenses not allocated to segments	—	—	(5,651)	(900)
Corporate and other	—	—	(5,777)	(4,248)
	$97,481	$95,035	$(18,882)	$(41,183)

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
Net earnings (loss) are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	First Quarter
	2026	2025
Operating businesses:
Restaurant	$2,038	$2,189
Insurance	2,885	1,201
Oil and gas	907	8,298
Brand licensing	116	(267)
Interest expense	(4,281)	(693)
Corporate and other	(4,548)	(3,289)
Total operating businesses	(2,883)	7,439
Investment partnership gains (losses)	(10,251)	(39,426)
Investment gains (losses)	(1,397)	(1,288)
Net earnings (loss)	$(14,531)	$(33,275)
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 437 company-operated and franchise restaurants as of March 31, 2026.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2025	131	179	94	3	28	435
Corporate stores transitioned	(3)	3	—	—	—	—
Net restaurants opened (closed)	—		2	—	—	2
Total stores as of March 31, 2026	128	182	96	3	28	437

Total stores as of December 31, 2024	146	173	107	3	29	458
Corporate stores transitioned	—	—	—	—	—	—
Net restaurants opened (closed)	—	(1)	(3)	—	—	(4)
Total stores as of March 31, 2025	146	172	104	3	29	454
As of March 31, 2026, seven of the 128 company-operated Steak n Shake stores were closed. Of the seven locations, Steak n Shake plans to reopen two locations and sell or lease five locations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurant operations are summarized below.

	First Quarter
	2026		2025
Revenue
Net sales	$40,347		$41,615
Franchise partner fees	20,541		17,139
Franchise royalties and fees	3,126		3,489
Other revenue	2,132		2,106
Total revenue	66,146		64,349

Restaurant cost of sales
Cost of food	12,665	31.4%	12,464	30.0%
Labor costs	12,858	31.9%	13,439	32.3%
Occupancy and other	11,942	29.6%	11,855	28.5%
Total cost of sales	37,465		37,758

Selling, general and administrative
General and administrative	11,836	17.9%	11,928	18.5%
Marketing	5,427	8.2%	3,232	5.0%
Other expenses (income)	155	0.2%	294	0.5%
Total selling, general and administrative	17,418	26.3%	15,454	24.0%

Depreciation and amortization	7,030	10.6%	6,490	10.1%
Interest on finance leases and obligations	1,357		1,333

Earnings before income taxes	2,876		3,314

Income tax expense	838		1,125

Contribution to net earnings	$2,038		$2,189
Cost of food, labor costs, and occupancy and other costs are expressed as a percentage of net sales.
General and administrative, marketing, other expenses, and depreciation are expressed as a percentage of total revenue.

Net sales for the first quarter of 2026 were $40,347 as compared to $41,615 during the first quarter of 2025. Steak n Shake’s domestic same-store sales increased 10.0%. Total revenue decreased due to fewer company-operated units in 2026 compared to 2025.

For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurant’s profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will decline as we transition from company-operated units to franchise partner units.
Fees generated by our franchise partners were $20,541 during the first quarter of 2026, as compared to $17,139 during the first quarter of 2025. Franchise partner same-store sales increased approximately 13%.

The franchise royalties and fees generated by the traditional franchising business were $3,126 during the first quarter of 2026, as compared to $3,489 during the first quarter of 2025. There were 96 Steak n Shake traditional units open on March 31, 2026, as compared to 104 units open on March 31, 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The cost of food at company-operated units during the first quarter of 2026 was $12,665 or 31.4% of net sales, as compared to $12,464 or 30.0% of net sales during the first quarter of 2025. The increase was primarily due to Steak n Shake changing its frying oil to 100% beef tallow.

The labor costs at company-operated restaurants during the first quarter of 2026 were $12,858 or 31.9% of net sales, as compared to $13,439 or 32.3% of net sales during the first quarter of 2025. The decrease as a percentage of net sales was primarily due to a decrease in management labor costs.
General and administrative expenses during the first quarter of 2026 were $11,836 or 17.9% of total revenue, as compared to $11,928 or 18.5% of total revenue during the first quarter of 2025. General and administrative expenses in 2026 remained consistent with 2025.
Interest on obligations under leases was $1,357 during the first quarter of 2026 versus $1,333 during the first quarter of 2025.
To better convey the performance of the franchise partnership model, the table below shows the underlying sales, cost of food, labor costs, and other restaurant costs of the franchise partners. We believe the unaudited franchise partner information is useful to readers, as they have a direct effect on Steak n Shake’s profitability.

	First Quarter
	2026		2025
Revenue
Net sales and other	$96,024		$80,317

Restaurant cost of sales
Cost of food	$29,376	30.6%	$23,419	29.2%
Labor costs	24,651	25.7%	21,490	26.8%
Occupancy and other	20,188	21.0%	16,665	20.7%
Total cost of sales	$74,215		$61,574

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
Underwriting results of our insurance operations are summarized below.

	First Quarter
	2026	2025
Underwriting gain attributable to:
First Guard	$1,571	$1,215
Southern Pioneer	1,312	(502)
Other	96	—
Pre-tax underwriting gain	2,979	713
Income tax expense	626	150
Net underwriting gain	$2,353	$563

Earnings of our insurance operations are summarized below.

	First Quarter
	2026	2025
Premiums written	$18,508	$19,022
Premiums earned	$17,801	$17,765

Insurance losses	9,956	12,005
Underwriting expenses	4,866	5,047
Pre-tax underwriting gain	2,979	713
Other income and expenses
Investment income	651	837
Other income and expenses	(389)	(13)
Total other income	262	824
Earnings before income taxes	3,241	1,537
Income tax expense	356	336
Contribution to net earnings	$2,885	$1,201
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

	First Quarter
	2026		2025
	Amount	%	Amount	%
Premiums written	$9,046		$9,209
Premiums earned	$9,046	100.0%	$9,209	100.0%

Insurance losses	5,907	65.3%	6,282	68.2%
Underwriting expenses	1,568	17.3%	1,712	18.6%
Total losses and expenses	7,475	82.6%	7,994	86.8%
Pre-tax underwriting gain	$1,571		$1,215

First Guard produced an underwriting gain in 2026 of $1,571, representing an increase of $356, or 29.3% compared to 2025.

Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	First Quarter
	2026		2025
	Amount	%	Amount	%
Premiums written	$9,462		$9,813
Premiums earned	$8,755	100.0%	$8,556	100.0%

Insurance losses	4,049	46.2%	5,723	66.9%
Underwriting expenses	3,394	38.8%	3,335	39.0%
Total losses and expenses	7,443	85.0%	9,058	105.9%
Pre-tax underwriting gain (loss)	$1,312		$(502)
Southern Pioneer produced an underwriting gain in 2026 of $1,312, representing an increase of $1,814 compared to 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
A summary of net investment income attributable to our insurance operations follows.

	First Quarter
	2026	2025
Interest, dividends and other investment income:
First Guard	$332	$426
Southern Pioneer	315	389
Biglari Reinsurance	4	22
Pre-tax investment income	651	837
Income tax expense	137	176
Net investment income	$514	$661
We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Oil and Gas
A summary of revenues and earnings of our oil and gas operations follows.

	First Quarter
	2026	2025
Oil and gas revenues	$9,136	$9,930

Oil and gas production costs	3,924	4,046
Depreciation, depletion and accretion	2,874	3,256
General and administrative expenses	1,325	1,303
Total cost and expenses	8,123	8,605

Gain on sale of properties	—	9,323

Earnings before income taxes	1,013	10,648
Income tax expense	106	2,350
Contribution to net earnings	$907	$8,298
Our oil and gas business is highly dependent on oil and natural gas prices. It is expected that the prices of oil and gas commodities will remain volatile, which will be reflected in our financial results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Abraxas Petroleum
Abraxas Petroleum operates oil and gas properties in the Permian Basin. Earnings for Abraxas Petroleum are summarized below.

	First Quarter
	2026	2025
Oil and gas revenues	$6,126	$5,890

Oil and gas production costs	2,734	2,446
Depreciation, depletion and accretion	1,299	1,933
General and administrative expenses	588	649
	4,621	5,028

Gain on sale of properties	—	9,323

Earnings before income taxes	1,505	10,185
Income tax expense	238	2,380
Contribution to net earnings	$1,267	$7,805
Abraxas Petroleum’s revenue increased $236, or 4.0% during the first quarter of 2026 compared to 2025, primarily due to an increase in oil production during 2026 compared to 2025.
In the first quarter of 2025, Abraxas Petroleum recorded a gain of $9,323 from selling undeveloped reserves to an unaffiliated party to conduct development activities; however, Abraxas Petroleum was not required to fund any exploration expenditures on the undeveloped properties. No gain was recorded in the first quarter of 2026.
Southern Oil
Southern Oil primarily operates oil and natural gas properties offshore in Louisiana state waters. Earnings for Southern Oil are summarized below.

	First Quarter
	2026	2025
Oil and gas revenues	$3,010	$4,040

Oil and gas production costs	1,190	1,600
Depreciation, depletion and accretion	1,575	1,323
General and administrative expenses	737	654
Earnings before income taxes	(492)	463
Income tax benefit	(132)	(30)
Contribution to net earnings	$(360)	$493

Southern Oil’s revenue decreased $1,030, or 25.5% during the first quarter of 2026 compared to 2025. The revenue decline was primarily due to reduced production during 2026 compared to 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	First Quarter
	2026	2025
Licensing and media revenues	$3,261	$1,407

Licensing and media costs	2,874	1,651
Depreciation and amortization	191	70
General and administrative expenses	39	43
Earnings (loss) before income taxes	157	(357)
Income tax expense (benefit)	41	(90)
Contribution to net earnings	$116	$(267)
Maxim’s revenue increased during the first quarter of 2026 compared to 2025 primarily due to digital contests.
Investment Gains and Investment Partnership Gains

Investment losses net of tax for the first quarter of 2026 and 2025 were $1,397 and $1,288, respectively. Dividends and interest earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Earnings (losses) from our investments in partnerships are summarized below.

	First Quarter
	2026	2025
Investment partnership gains (losses)	$(13,454)	$(49,592)
Tax expense (benefit)	(3,203)	(10,166)
Contribution to net earnings	$(10,251)	$(39,426)
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

Investment gains and losses in 2026 and 2025 were mainly derived from our investments in equity securities and included unrealized gains and losses from market price changes during the period. We believe that investment and derivative gains/losses are generally meaningless for analytical purposes in understanding our reported quarterly and annual results. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest Expense
The Company’s interest expense is summarized below.

	First Quarter
	2026	2025
Interest expense on note payable and other borrowings	$(5,651)	$(900)
Tax benefit	(1,370)	(207)
Interest expense net of tax	$(4,281)	$(693)

The increase in interest expense is due to interest on Steak n Shake’s note payable obtained on September 30, 2025. The outstanding balance on Steak n Shake’s note payable was $221,625 on March 31, 2026. The interest rate on Steak n Shake’s note payable is fixed at 8.8%.
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses during the first quarter of 2026 were $4,548 compared to $3,289 in the first quarter of 2025. The higher loss in 2026 was primarily due to higher legal and professional fees.
Income Taxes
The income tax benefit for the first quarter of 2026 was $4,351 compared to an income tax benefit of $7,908 for the first quarter of 2025. The decreased income tax benefit between 2026 and 2025 is primarily attributable to lower tax benefits on pre-tax losses generated by the investment partnerships.
Financial Condition
Consolidated cash and investments are summarized below.

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$200,075	$268,782
Investments	114,187	69,050
Fair value of interest in investment partnerships	785,056	772,585
Total cash and investments	1,099,318	1,110,417
Less: portion of Company stock held by investment partnerships	(619,563)	(618,310)
Carrying value of cash and investments on balance sheet	$479,755	$492,107
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity
Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	First Quarter
	2026	2025
Net cash provided by operating activities	$20,332	$15,795
Net cash used in investing activities	(95,143)	(19,894)
Net cash provided by financing activities	6,057	2,002
Effect of exchange rate changes on cash	47	40
Increase (decrease) in cash, cash equivalents and restricted cash	$(68,707)	$(2,057)
Cash provided by operating activities increased during the first quarter of 2026 by $4,537 as compared to the first quarter of 2025. The change was primarily attributable to $13,020 of distributions from the investment partnerships during 2026.
Cash used in investing activities increased during the first quarter of 2026 by $75,249 compared to the first quarter of 2025. The change was primarily attributable to purchases of limited partnership interests, which were $24,810 higher, and purchases of investments, which were $34,970 higher.
Cash provided by financing activities increased during the first quarter of 2026 by $4,055 compared to the first quarter of 2025. The Company had net payments on its line of credit and note payable of $7,000 offset by proceeds from the issuance of common stock of $14,920 compared to net borrowings of $3,400 on its lines of credit in the first quarter of 2025.
On January 16, 2026, we entered into an At the Market Offering Agreement with a third party providing for the sale of up to $500,000 in shares of our common stock. Through May 8, 2026, the Company sold 4,312 shares of Class A Common Stock for $9,080 and 14,500 shares of Class B Common Stock for $5,993. We intend to use the net proceeds from these offerings to support our business and investment activities and build a stronger capital position at the holding company for the acquisition of businesses, for augmenting the capital of insurance subsidiaries, or for other general corporate purposes.
Biglari Holdings’ Line of Credit
Biglari Holdings’ line of credit is $35,000 and matures on September 13, 2026. The line of credit includes customary covenants, as well as financial maintenance covenants. As of March 31, 2026, we were in compliance with all covenants. The balance on the line of credit was $22,500 and $27,250 on March 31, 2026 and December 31, 2025, respectively.

Steak n Shake Note Payable
On September 30, 2025, Steak n Shake obtained a loan of $225,000. The term loan is five years, with an interest rate fixed at 8.8% per annum, and the loan will be amortized at a rate of 3.0% per annum. The loan includes customary covenants as well as financial maintenance covenants and customary events of default. As of March 31, 2026, Steak n Shake was in compliance with all covenants. The debt is an obligation of Steak n Shake and the proceeds from the loan were distributed to Biglari Holdings. All of the debt is secured by real estate owned by Steak n Shake.
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of March 31, 2026 and December 31, 2025, Western Sizzlin had no debt outstanding on its revolver.
Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our consolidated financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our consolidated financial statements will likely increase or decrease in the future as additional information becomes available. There have been no material changes to critical accounting policies previously disclosed in our annual report on Form 10-K for the year ended December 31, 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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
Item 4.     Controls and Procedures

Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2026 our disclosure controls and procedures were not effective, due to a material weakness in our internal control over financial reporting previously identified in Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Management's Remediation Efforts

Our remediation efforts previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 to address the material weakness mentioned are ongoing as we continue to implement and document policies, procedures, and internal controls. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. The material weakness cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information in response to this Item is included in Note 13 to the Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From March 3, 2026 through March 13, 2026, The Lion Fund, L.P., purchased 9,717 shares of Class B common stock. The Lion Fund, L.P., may be deemed an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share	Total Number of Class B Shares Purchased	Average Price Paid per Class B Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
January 1, 2026 - January 31, 2026	—	$—	—	$—	—	—
February 1, 2026 - February 28, 2026	—	$—	—	$—	—	—
March 1, 2026 - March 31, 2026	—	$—	9,717	$306.51	—	—
Total	—		9,717		—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.01*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

104	Cover page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
_________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biglari Holdings Inc.

Date: May 8, 2026	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller