Form 10-Q
period 2026-06-30
Biglari Holdings Inc.
filed 2026-08-07
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of August 6, 2026:

Class A common stock –	214,482
Class B common stock –	2,112,068

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,394	$268,782
Investments	274,321	69,050
Receivables	24,994	23,283
Inventories	3,884	3,769
Other current assets	12,329	13,642
Total current assets	383,922	378,526
Property and equipment	366,455	366,607
Operating lease assets	43,255	40,052
Goodwill and other intangible assets	76,014	76,242
Investment partnerships	178,700	154,275
Other assets	10,238	9,681
Total assets	$1,058,584	$1,025,383
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$77,802	$72,946
Losses and loss adjustment expenses	20,318	18,220
Unearned premiums	18,351	17,813
Current portion of lease obligations	12,136	13,946
Current portion of note payable and lines of credit	28,270	33,070
Total current liabilities	156,877	155,995
Lease obligations	107,811	97,701
Deferred taxes	23,202	18,029
Note payable	210,231	213,920
Asset retirement obligations	15,903	15,542
Other liabilities	772	767
Total liabilities	514,796	501,954
Shareholders’ equity
Common stock	1,147	1,138
Additional paid-in capital	400,505	385,594
Retained earnings	615,606	590,211
Accumulated other comprehensive loss	(1,638)	(1,350)
Treasury stock, at cost	(471,832)	(452,164)
Biglari Holdings Inc. shareholders’ equity	543,788	523,429
Total liabilities and shareholders’ equity	$1,058,584	$1,025,383
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	Second Quarter		First Six Months
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$74,727	$72,011	$140,873	$136,360
Insurance premiums and other	19,030	18,823	37,968	38,172
Oil and gas	11,260	7,498	20,396	17,428
Licensing and media	3,507	2,287	6,768	3,694
Total revenues	108,524	100,619	206,005	195,654
Costs and expenses
Restaurant cost of sales	41,127	40,039	78,592	77,797
Insurance losses and underwriting expenses	15,133	15,932	29,955	32,984
Oil and gas production costs	4,147	2,880	8,071	6,926
Licensing and media costs	3,335	2,421	6,209	4,072
Selling, general and administrative	26,230	22,853	51,102	44,220
Gain on sale of oil and gas properties	(4,803)	(794)	(4,803)	(10,117)
Impairments	—	1,251	—	1,251
Depreciation, depletion, and amortization	10,149	10,272	20,806	20,529
Interest expense on leases	1,400	1,240	2,757	2,573
Interest expense on borrowings	5,532	852	11,183	1,752
Total costs and expenses	102,250	96,946	203,872	181,987
Other income
Investment gains (losses)	9,708	2,925	8,421	1,340
Investment partnership gains (losses)	35,637	58,504	22,183	8,912
Total other income (expenses)	45,345	61,429	30,604	10,252
Earnings (loss) before income taxes	51,619	65,102	32,737	23,919
Income tax expense (benefit)	11,693	14,171	7,342	6,263
Net earnings (loss)	$39,926	$50,931	$25,395	$17,656

Net earnings (loss) per average equivalent Class A share *	$158.17	$194.57	$99.78	$67.26
*Net earnings (loss) per average equivalent Class B share outstanding are one-fifth of the average equivalent Class A share or $31.63 and $19.96 for the second quarter and first six months of 2026, respectively, and $38.91 and $13.45 for the second quarter and first six months of 2025, respectively.
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Second Quarter		First Six Months
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net earnings (loss)	$39,926	$50,931	$25,395	$17,656
Foreign currency translation	(68)	1,010	(288)	1,480
Comprehensive income (loss)	$39,858	$51,941	$25,107	$19,136
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Six Months
	2026	2025
	(Unaudited)
Operating activities
Net earnings (loss)	$25,395	$17,656
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation, depletion, and amortization	20,806	20,529
Provision for deferred income taxes	5,202	11,254
Asset impairments and other non-cash expenses	528	1,251
Gains on sale of assets	(4,878)	(11,032)
Investment and investment partnership gains and losses	(30,604)	(10,252)
Return on partnership investments	13,020	35,000
Changes in receivables, inventories and other assets	(2,210)	559
Changes in accounts payable and accrued expenses	8,021	(7,023)
Net cash provided by operating activities	35,280	57,942
Investing activities
Capital expenditures	(13,632)	(10,004)
Proceeds from property and equipment disposals	6,132	12,477
Purchases of interests in limited partnerships	(63,530)	(30,065)
Return of partnership investments	28,600	—
Purchases of investments	(254,272)	(31,479)
Sales of investments and redemptions of fixed maturity securities	58,336	31,910
Net cash used in investing activities	(238,366)	(27,161)
Financing activities
Payments on line of credit	(6,000)	(53,000)
Proceeds from line of credit	1,250	27,000
Debt issuance costs	(375)	—
Payments on note payable	(3,938)	—
Proceeds from issuance of common stock	14,920	—
Principal payments on direct financing lease obligations	(3,141)	(2,778)
Net cash provided by (used in) financing activities	2,716	(28,778)
Effect of exchange rate changes on cash	(18)	42
Increase (decrease) in cash, cash equivalents and restricted cash	(200,388)	2,045
Cash, cash equivalents and restricted cash at beginning of year	269,493	31,432
Cash, cash equivalents and restricted cash at end of second quarter	$69,105	$33,477

	June 30,
	2026	2025
	(Unaudited)
Cash and cash equivalents	$68,394	$32,766
Restricted cash in other long-term assets	711	711
Cash, cash equivalents and restricted cash at end of second quarter	$69,105	$33,477
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
For the second quarter and first six months of 2026
Balance at December 31, 2025	$1,138	$385,594	$590,211	$(1,350)	$(452,164)	$523,429
Net earnings (loss)			(14,531)			(14,531)
Issuance of common stock	9	14,911				14,920
Other comprehensive loss				(220)		(220)
Adjustment for holdings in investment partnerships					(4,438)	(4,438)
Balance at March 31, 2026	$1,147	$400,505	$575,680	$(1,570)	$(456,602)	$519,160
Net earnings (loss)			39,926			39,926
Other comprehensive loss				(68)		(68)
Adjustment for holdings in investment partnerships					(15,230)	(15,230)
Balance at June 30, 2026	$1,147	$400,505	$615,606	$(1,638)	$(471,832)	$543,788

For the second quarter and first six months of 2025
Balance at December 31, 2024	$1,138	$385,594	$627,699	$(2,872)	$(438,598)	$572,961
Net earnings (loss)			(33,275)			(33,275)
Other comprehensive income				470		470
Adjustment for holdings in investment partnerships					(320)	(320)
Balance at March 31, 2025	$1,138	$385,594	$594,424	$(2,402)	$(438,918)	$539,836
Net earnings (loss)			50,931			50,931
Other comprehensive loss				1,010		1,010
Adjustment for holdings in investment partnerships					(2,491)	(2,491)
Balance at June 30, 2025	$1,138	$385,594	$645,355	$(1,392)	$(441,409)	$589,286
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
The following table presents shares authorized, issued and outstanding on June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	211,176	2,083,140	206,864	2,068,640

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

Note 2. Earnings Per Share (continued)

	Second Quarter		First Six Months
	2026	2025	2026	2025
Equivalent Class A common stock outstanding	627,804	620,592	625,925	620,592
Proportional ownership of Company stock held by investment partnerships	375,384	358,832	371,423	358,088
Equivalent Class A common stock for earnings per share	252,420	261,760	254,502	262,504
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

Investment gains for the second quarter and first six months of 2026 were $9,708 and $8,421, respectively. Investment gains in the second quarter and first six months of 2025 were $2,925 and $1,340, respectively.
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
The Company evaluates the nature of each distribution to determine whether it represents a return on investment or a return of investment. Distributions determined to be returns on investment are classified as operating cash inflows, while distributions determined to be returns of investments are classified as investing cash inflows. The Company’s determination is based on the nature of the activities that generated the distributions and other available information that is relevant.
The fair value and adjustment for Company common stock held by the investment partnerships to determine the carrying value of our partnership interest are presented below.

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2025	$772,585	$618,310	$154,275
Investment partnership gains (losses)	191,873	169,690	22,183
Contributions (net of distributions)	21,910		21,910
Changes in proportionate share of Company stock held		19,668	(19,668)
Partnership interest at June 30, 2026	$986,368	$807,668	$178,700

Note 4. Investment Partnerships (continued)

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2024	$656,266	$454,539	$201,727
Investment partnership gains (losses)	68,515	59,603	8,912
Distributions (net of contributions)	(4,935)		(4,935)
Changes in proportionate share of Company stock held		2,811	(2,811)
Partnership interest at June 30, 2025	$719,846	$516,953	$202,893
The carrying value of the investment partnerships net of deferred taxes is presented below.

	June 30, 2026	December 31, 2025
Carrying value of investment partnerships	$178,700	$154,275
Deferred tax liability related to investment partnerships	(31,985)	(20,004)
Carrying value of investment partnerships net of deferred taxes	$146,715	$134,271
We expect that a majority of the $31,985 deferred tax liability enumerated above will not become due until the dissolution of the investment partnerships.
The Company’s proportionate share of Company stock held by investment partnerships at cost was $471,832 and $452,164 at June 30, 2026 and December 31, 2025, respectively.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Second Quarter		First Six Months
	2026	2025	2026	2025
Gains (losses) from investment partnerships	$35,637	$58,504	$22,183	$8,912
Tax expense (benefit)	7,710	12,310	4,507	2,144
Contribution to net earnings (loss)	$27,927	$46,194	$17,676	$6,768
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
There were no incentive reallocations accrued during the first six months of 2026 and 2025.

Note 4. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of June 30, 2026	$980,989	$340,347
Total liabilities as of June 30, 2026	$30,068	$180,513
Revenue for the first six months of 2026	$184,628	$26,412
Earnings for the first six months of 2026	$184,154	$22,622
Biglari Holdings’ average ownership interest during 2026	92.8%	91.7%

Total assets as of December 31, 2025	$750,172	$293,051
Total liabilities as of December 31, 2025	$16,742	$163,900
Revenue for the first six months of 2025	$58,537	$23,257
Earnings for the first six months of 2025	$57,970	$18,396
Biglari Holdings’ average ownership interest during 2025	91.2%	88.8%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	June 30, 2026	December 31, 2025
Land	$134,896	$133,516
Buildings	177,502	169,307
Land and leasehold improvements	161,518	155,817
Equipment	211,885	213,395
Oil and gas properties	159,302	157,960
Construction in progress	2,134	2,195
	847,237	832,190
Less accumulated depreciation, depletion, and amortization	(480,782)	(465,583)
Property and equipment, net	$366,455	$366,607
Depletion expense related to oil and gas properties was $4,932 and $5,966 during the first six months of 2026 and 2025, respectively.
No impairment to restaurant long-lived assets was recorded in the second quarter and first six months of 2026. The Company recorded an impairment to restaurant long-lived assets related to underperforming stores of $1,251 in the second quarter and first six months of 2025.

We did not record any impairments to our oil and gas assets during the second quarter and first six months of 2026 and 2025. However, if commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves, and cash flows will be adversely impacted.

Abraxas Petroleum recorded gains of $4,803 and $794 during the second quarter of 2026 and 2025, respectively, and recorded gains of $4,803 and $10,117 during the first six months of 2026 and 2025, respectively, as a result of selling undeveloped reserves. Abraxas may receive future royalties for each of these transactions as the reserves are developed by the respective unaffiliated parties.

Note 5. Property and Equipment (continued)
Property and equipment held for sale of $560 and $1,134 are recorded in other assets as of June 30, 2026 and December 31, 2025, respectively. The assets classified as held for sale include properties which were previously company-operated restaurants.

During the first six months of 2026 and 2025, the Company recognized net gains of $77 and $807, respectively, in connection with property sales, lease terminations and asset disposals which are included in selling, general and administrative expenses in the consolidated statements of earnings.
Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2025
Goodwill	$53,868
Accumulated impairment losses	(1,300)
52,568
Change in foreign exchange rates during the first six months of 2026	(18)
Goodwill at June 30, 2026	$52,550

Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of our reporting units and indefinite-lived intangible assets. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to earnings as an impairment loss. There was no impairment recorded by Steak n Shake for goodwill during the first six months of 2026 or 2025. We performed our annual assessment of our recoverability of goodwill related to Western Sizzlin during the second quarter. We did not record an impairment for goodwill during 2026 or 2025. An impairment of Western Sizzlin’s goodwill may be necessary if a significant decline in franchise units or company-operated units occurs. There was no impairment recorded for intangible assets during the first six months of 2026 or 2025.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2025
Intangibles	$15,876	$11,546	$27,422
Impairments prior to 2025	—	(3,748)	(3,748)
	15,876	7,798	23,674
Change in foreign exchange rates during the first six months of 2026	—	(210)	(210)
Balance at June 30, 2026	$15,876	$7,588	$23,464

Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	Second Quarter		First Six Months
	2026	2025	2026	2025
Net sales	$45,648	$46,858	$85,995	$88,473
Franchise partner fees	23,141	20,150	43,682	37,289
Franchise royalties and fees	3,350	3,128	6,476	6,617
Other	2,588	1,875	4,720	3,981
	$74,727	$72,011	$140,873	$136,360
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
The Company leases or subleases property and equipment to franchise partners under lease arrangements. Both real estate and equipment rental payments are charged to franchise partners and are recognized in accordance with ASC 842, “Leases”. During the second quarter of 2026 and 2025, restaurant operations recognized $6,482 and $5,887, respectively, in franchise partner fees related to rental income. During the first six months ended June 30, 2026 and June 30, 2025, restaurant operations recognized $12,694 and $11,440, respectively, in franchise partner fees related to rental income.
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

Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	June 30, 2026	December 31, 2025
Accounts payable	$30,364	$34,173
Gift cards and other marketing	4,925	5,865
Insurance accruals	1,188	1,221
Compensation	6,493	5,975
Deferred revenue	4,749	3,517
Taxes payable	15,015	10,084
Oil and gas payable	1,797	1,253
Professional fees	6,698	4,226
Due to broker	4,737	4,343
Other	1,836	2,289
Accounts payable and accrued expenses	$77,802	$72,946

Note 9. Note Payable and Lines of Credit
Note payable and lines of credit include the following.

Current portion of note payable and lines of credit	June 30, 2026	December 31, 2025
Steak n Shake note payable	$5,770	$5,820
Biglari Holdings line of credit	22,500	27,250
Total current portion of note payable and lines of credit	$28,270	$33,070

Long-term portion of note payable
Steak n Shake note payable	$210,231	$213,920
Biglari Holdings Line of Credit
Biglari Holdings’ line of credit is $35,000 and matures on September 13, 2026. The line of credit includes customary covenants, as well as financial maintenance covenants. Our interest rate was 6.4% and 6.7% on June 30, 2026 and December 31, 2025, respectively.

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

Note 9. Note Payable and Lines of Credit (continued)
Expected principal payments for the Steak n Shake note payable as of June 30, 2026, are as follows.

Year
Remainder of 2026	$2,812
2027	6,750
2028	6,750
2029	6,750
2030	196,875
Total Steak n Shake note payable	219,937
Less unamortized debt issuance costs	3,936
Total Steak n Shake note payable, net	$216,001
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of June 30, 2026 and December 31, 2025, there was no debt outstanding under its revolver.

Note 10. Unpaid Losses and Loss Adjustment Expenses
Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under insurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, net of reinsurance, for each of the six-month periods ended June 30, 2026 and 2025 follows.

	June 30, 2026	June 30, 2025
Balances at beginning of year:
Gross liabilities	$19,346	$18,028
Reinsurance recoverable on unpaid losses	(1,126)	(778)
Net liabilities	18,220	17,250
Incurred losses and loss adjustment expenses:
Current accident year	23,338	23,594
Prior accident years	(2,833)	872
Total	20,505	24,466
Paid losses and loss adjustment expenses:
Current accident year	15,708	18,663
Prior accident years	4,004	5,850
Total	19,712	24,513
Balances at June 30:
Net liabilities	19,013	17,203
Reinsurance recoverable on unpaid losses	1,305	612
Gross liabilities	$20,318	$17,815
We recorded net reductions of $2,833 for estimated ultimate liabilities for prior accident years in the first six months of 2026, and net increases of $872 in the first six months of 2025. These changes as a percentage of the net liabilities at the beginning of each year were 15.5% in 2026 and 5.1% in 2025.

Note 11. Lease Assets and Obligations
Lease obligations include the following.

Current portion of lease obligations	June 30, 2026	December 31, 2025
Finance lease liabilities	$1,110	$1,233
Finance obligations	3,977	4,486
Operating lease liabilities	7,049	8,227
Total current portion of lease obligations	$12,136	$13,946

Long-term lease obligations
Finance lease liabilities	$5,479	$6,157
Finance obligations	65,138	57,881
Operating lease liabilities	37,194	33,663
Total long-term lease obligations	$107,811	$97,701
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
Total lease cost consists of the following.

	Second Quarter		First Six Months
	2026	2025	2026	2025
Finance lease costs:
Amortization of right-of-use assets	$272	$226	$544	$439
Interest on lease liabilities	119	87	244	161
Operating and variable lease costs	2,935	2,862	5,754	5,798
Sublease income	(3,183)	(2,512)	(6,262)	(5,120)
Total lease costs	$143	$663	$280	$1,278
Supplemental cash flow information related to leases is as follows.

	First Six Months
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$721	$625
Operating cash flows from finance leases	$244	$161
Operating cash flows from operating leases	$6,385	$5,410

Supplemental balance sheet information related to leases is as follows.

Note 11. Lease Assets and Obligations (continued)

	June 30, 2026	December 31, 2025
Finance leases:
Property and equipment, net	$5,800	$6,420
Weighted-average lease terms and discount rates are as follows.

June 30, 2026
Weighted-average remaining lease terms:
Finance leases	13.91 years
Operating leases	7.20 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%
Maturities of lease liabilities as of June 30, 2026 are as follows.

Year	Operating Leases	Finance Leases
Remainder of 2026	$4,822	$733
2027	9,805	1,414
2028	8,722	1,003
2029	7,382	749
2030	6,273	615
After 2030	19,173	6,064
Total lease payments	56,177	10,578
Less interest	11,934	3,989
Total lease liabilities	$44,243	$6,589
Lease Income
The components of lease income recorded in restaurant operations are as follows.

	Second Quarter		First Six Months
	2026	2025	2026	2025
Operating lease income	$4,383	$3,914	$8,773	$7,846
Variable lease income	2,601	2,288	4,784	4,188
Total lease income	$6,984	$6,202	$13,557	$12,034

The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of June 30, 2026. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

Note 11. Lease Assets and Obligations (continued)

	Operating Leases
Year	Subleases	Owned Properties
Remainder of 2026	$331	$346
2027	622	704
2028	424	715
2029	338	730
2030	338	740
After 2029	19	3,082
Total future minimum receipts	$2,072	$6,317

Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the first six months of 2026 and 2025. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax expense for the second quarter of 2026 was $11,693 compared to an income tax expense of $14,171 for the second quarter of 2025.  Income tax expense for the first six months of 2026 was $7,342 compared to an income tax expense of $6,263 for the first six months of 2025. The change in income tax expense between 2026 and 2025 is primarily attributable to taxes on income generated by the investment partnerships.

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
As of June 30, 2026 and December 31, 2025, the fair values of financial assets were as follows.

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$39,693	$—	$—	$39,693	$249,825	$—	$—	$249,825
Equity securities
Consumer goods	56,140	—	—	56,140	42,891	—	—	42,891
Other	7,393	—	3,000	10,393	6,777	—	4,000	10,777
Bonds
Government	207,700	1,103	—	208,803	12,835	2,142	—	14,977
Corporate	—	549	—	549	—	554	—	554
Total assets at fair value	$310,926	$1,652	$3,000	$315,578	$312,328	$2,696	$4,000	$319,024
There were no changes in our valuation techniques used to measure fair values on a recurring basis.
Note 15. Related Party Transactions
Service Agreement
The Company is party to a service agreement with Biglari Enterprises LLC (“Biglari Enterprises”) under which Biglari Enterprises provides business and administrative related services to the Company. Biglari Enterprises is owned by Mr. Biglari.

The Company paid Biglari Enterprises $5,700 in service fees during the first six months of 2026 and 2025. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
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
There were no incentive payments accrued during the first six months of 2026 and 2025.

Note 16. Business Segment Reporting
Our reportable business segments are organized in a manner that reflects how management views those business activities. Biglari Holdings’ diverse businesses are managed on an unusually decentralized basis. Our restaurant operations include Steak n Shake and Western Sizzlin. Our insurance operations include First Guard, Southern Pioneer, and Biglari Reinsurance. Our oil and gas operations include Southern Oil and Abraxas Petroleum. The Company also reports segment information for Maxim. Other business activities not specifically identified with reportable business segments are presented under corporate and other. We report our earnings from investment partnerships separately. The Company’s chief operating decision maker is the Chief Executive Officer, who is ultimately responsible for significant capital allocation decisions, evaluating operating performance and selecting the chief executive to head each of the operating segments. The cost and expense information provided is based on the information regularly provided to the chief operating decision maker. Given the varied operating segments and differences in revenue streams and cost structures, there are wide variances in the form, content, and levels of such expense information significant to the business. With respect to insurance underwriting, the chief operating decision maker considers pre-tax underwriting earnings to allocate resources and capital, together with perceived risks and opportunities in the insurance markets that affect rates and risks of loss. There are no forecasted premiums. For most non-insurance businesses, pre-tax earnings are considered in allocating resources and capital. The chief operating decision-maker generally considers actual operating results, as well as unique perceived risks and opportunities associated with the individual operating businesses.
A disaggregation of our consolidated data for the second quarters and first six months of 2026 and 2025 is presented in the tables which follow.

Restaurant
	Second Quarter
	2026
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$72,098	$2,629	$74,727
Cost and expenses:
Cost of food	14,248	955	15,203
Labor costs	13,119	630	13,749
Occupancy and other	12,596	979	13,575
Selling, general and administrative	16,750	229	16,979
Depreciation, amortization and impairment	6,932	26	6,958
Total costs and expenses	63,645	2,819	66,464
Earnings before income taxes	$8,453	$(190)	$8,263

	Second Quarter
	2025
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$69,258	$2,753	$72,011
Cost and expenses:
Cost of food	13,241	926	14,167
Labor costs	13,366	654	14,020
Occupancy and other	11,985	1,107	13,092
Selling, general and administrative	16,390	44	16,434
Depreciation, amortization and impairment	7,844	19	7,863
Total costs and expenses	62,826	2,750	65,576
Earnings before income taxes	$6,432	$3	$6,435

Note 16. Business Segment Reporting (continued)

	First Six Months
	2026
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$135,864	$5,009	$140,873
Cost and expenses:
Cost of food	26,094	1,774	27,868
Labor costs	25,408	1,199	26,607
Occupancy and other	25,171	1,703	26,874
Selling, general and administrative	34,085	312	34,397
Depreciation, amortization and impairment	13,956	32	13,988
Total costs and expenses	124,714	5,020	129,734
Earnings before income taxes	$11,150	$(11)	$11,139

	First Six Months
	2025
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$131,174	$5,186	$136,360
Cost and expenses:
Cost of food	24,853	1,778	26,631
Labor costs	26,215	1,245	27,460
Occupancy and other	24,466	1,813	26,279
Selling, general and administrative	31,805	83	31,888
Depreciation, amortization and impairment	14,315	38	14,353
Total costs and expenses	121,654	4,957	126,611
Earnings before income taxes	$9,520	$229	$9,749

Insurance
	Second Quarter
	2026
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$9,195	$8,498	$17,693	$717	$620	$19,030
Cost and expenses:
Insurance losses	5,992	4,558	10,550	—	—	10,550
Underwriting expenses	1,586	2,997	4,583	—	—	4,583
Other segment items	—	—	—	—	921	921
Total costs and expenses	7,578	7,555	15,133	—	921	16,054
Earnings before income taxes	$1,617	$943	$2,560	$717	$(301)	$2,976

Note 16. Business Segment Reporting (continued)

	Second Quarter
	2025
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$9,098	$8,068	$17,166	$839	$818	$18,823
Cost and expenses:
Insurance losses	4,624	7,048	11,672	—	—	11,672
Underwriting expenses	2,383	1,877	4,260	—	—	4,260
Other segment items	—	—	—	—	1,098	1,098
Total costs and expenses	7,007	8,925	15,932	—	1,098	17,030
Earnings before income taxes	$2,091	$(857)	$1,234	$839	$(280)	$1,793

	First Six Months
	2026
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$18,241	$17,253	$35,494	$1,368	$1,106	$37,968
Cost and expenses:
Insurance losses	11,899	8,607	20,506	—	—	20,506
Underwriting expenses	3,154	6,391	9,545	—	(96)	9,449
Other segment items	—	—	—	—	1,796	1,796
Total costs and expenses	15,053	14,998	30,051	—	1,700	31,751
Earnings before income taxes	$3,188	$2,255	$5,443	$1,368	$(594)	$6,217

	First Six Months
	2025
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$18,307	$16,624	$34,931	$1,676	$1,565	$38,172
Cost and expenses:
Insurance losses	10,906	12,771	23,677	—	—	23,677
Underwriting expenses	4,095	5,212	9,307	—	—	9,307
Other segment items	—	—	—	—	1,858	1,858
Total costs and expenses	15,001	17,983	32,984	—	1,858	34,842
Earnings before income taxes	$3,306	$(1,359)	$1,947	$1,676	$(293)	$3,330
Other segment items include general and administrative costs, depreciation, and other income.

Note 16. Business Segment Reporting (continued)

Oil and Gas	Second Quarter
	2026
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$7,296	$3,964	$11,260
Cost and expenses:
Production costs	2,321	1,826	4,147
Depreciation, depletion and accretion	821	1,570	2,391
General and administrative	1,788	659	2,447
Total costs and expenses	4,930	4,055	8,985

Gains on sales of properties	4,803	—	4,803

Earnings before income taxes	$7,169	$(91)	$7,078

	Second Quarter
	2025
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$4,161	$3,337	$7,498
Cost and expenses:
Production costs	2,095	785	2,880
Depreciation, depletion and accretion	1,777	1,334	3,111
General and administrative	716	468	1,184
Total costs and expenses	4,588	2,587	7,175

Gains on sales of properties	794	—	794

Earnings before income taxes	$367	$750	$1,117

	First Six Months
	2026
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$13,422	$6,974	$20,396
Cost and expenses:
Production costs	5,055	3,016	8,071
Depreciation, depletion and accretion	2,120	3,145	5,265
General and administrative	2,376	1,396	3,772
Total costs and expenses	9,551	7,557	17,108

Gains on sales of properties	4,803	—	4,803

Earnings before income taxes	$8,674	$(583)	$8,091

Note 16. Business Segment Reporting (continued)

	First Six Months
	2025
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$10,051	$7,377	$17,428
Cost and expenses:
Production costs	4,541	2,385	6,926
Depreciation, depletion and accretion	3,710	2,657	6,367
General and administrative	1,365	1,122	2,487
Total costs and expenses	9,616	6,164	15,780

Gains on sales of properties	10,117	—	10,117

Earnings before income taxes	$10,552	$1,213	$11,765

Brand Licensing	Maxim
	Second Quarter		First Six Months
	2026	2025	2026	2025
Revenue	$3,507	$2,287	$6,768	$3,694
Cost and expenses:
Licensing and media cost	3,335	2,421	6,209	4,072
General and administrative	28	33	67	76
Depreciation and amortization	228	100	419	170
Total costs and expenses	3,591	2,554	6,695	4,318
Earnings before income taxes	$(84)	$(267)	$73	$(624)

Reconciliation of revenues and earnings (loss) before income taxes of our business segments to the consolidated amounts for each of the three months and six months ended June 30 follows.

	Second Quarter
	Revenues		Earnings (losses) before income taxes
	2026	2025	2026	2025
Total operating businesses	$108,524	$100,619	$18,233	$9,078
Investment partnership gains (losses)	—	—	35,637	58,504
Investment gains (losses)	—	—	9,708	2,925
Interest expenses not allocated to segments	—	—	(5,532)	(852)
Corporate and other	—	—	(6,427)	(4,553)
	$108,524	$100,619	$51,619	$65,102

Note 16. Business Segment Reporting (continued)

	First Six Months
	Revenues		Earnings (losses) before income taxes
	2026	2025	2026	2025
Total operating businesses	$206,005	$195,654	$25,520	$24,220
Investment partnership gains (losses)	—	—	22,183	8,912
Investment gains (losses)	—	—	8,421	1,340
Interest expenses not allocated to segments	—	—	(11,183)	(1,752)
Corporate and other	—	—	(12,204)	(8,801)
	$206,005	$195,654	$32,737	$23,919

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
Net earnings (loss) are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	Second Quarter		First Six Months
	2026	2025	2026	2025
Operating businesses:
Restaurant	$6,234	$4,555	$8,272	$6,744
Insurance	2,001	1,399	4,886	2,600
Oil and gas	5,714	849	6,621	9,147
Brand licensing	(62)	(198)	54	(465)
Interest expense	(4,192)	(656)	(8,473)	(1,349)
Total operating businesses	9,695	5,949	11,360	16,677
Corporate and other	(5,090)	(3,530)	(9,638)	(6,819)
Investment partnership gains (losses)	27,927	46,194	17,676	6,768
Investment gains (losses)	7,394	2,318	5,997	1,030
Net earnings (loss)	$39,926	$50,931	$25,395	$17,656

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 428 company-operated and franchise restaurants as of June 30, 2026.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2025	131	179	94	3	28	435
Corporate stores transitioned	(4)	4	—	—	—	—
Net restaurants opened (closed)	(1)	—	(4)	(1)	(1)	(7)
Total stores as of June 30, 2026	126	183	90	2	27	428

Total stores as of December 31, 2024	146	173	107	3	29	458
Corporate stores transitioned	(2)	2	—	—	—	—
Net restaurants opened (closed)	(1)	(1)	(7)	—	—	(9)
Total stores as of June 30, 2025	143	174	100	3	29	449
As of June 30, 2026, eight of the 126 company-operated Steak n Shake stores were closed. Of the eight locations, Steak n Shake plans to reopen two locations and sell or lease six locations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurant operations are summarized below.

	Second Quarter				First Six Months
	2026		2025		2026		2025
Revenue
Net sales	$45,648		$46,858		$85,995		$88,473
Franchise partner fees	23,141		20,150		43,682		37,289
Franchise royalties and fees	3,350		3,128		6,476		6,617
Other revenue	2,588		1,875		4,720		3,981
Total revenue	74,727		72,011		140,873		136,360

Restaurant cost of sales
Cost of food	15,203	33.3%	14,167	30.2%	27,868	32.4%	26,631	30.1%
Labor costs	13,749	30.1%	14,020	29.9%	26,607	30.9%	27,460	31.0%
Occupancy and other	12,175	26.7%	11,852	25.3%	24,117	28.0%	23,706	26.8%
Total cost of sales	41,127		40,039		78,592		77,797

Selling, general and administrative
General and administrative	12,348	16.5%	12,776	17.7%	24,184	17.2%	24,704	18.1%
Marketing	4,539	6.1%	4,865	6.8%	9,966	7.1%	8,097	5.9%
Other expenses (income)	92	0.1%	(1,207)	(1.7)%	247	0.2%	(913)	(0.7)%
Total selling, general and administrative	16,979	22.7%	16,434	22.8%	34,397	24.4%	31,888	23.4%

Impairments	—	—%	1,251	1.7%	—	—%	1,251	0.9%
Depreciation and amortization	6,958	9.3%	6,612	9.2%	13,988	9.9%	13,102	9.6%
Interest on finance leases and obligations	1,400		1,240		2,757		2,573

Earnings before income taxes	8,263		6,435		11,139		9,749

Income tax expense	2,029		1,880		2,867		3,005

Contribution to net earnings	$6,234		$4,555		$8,272		$6,744
Cost of food, labor costs, and occupancy and other costs are expressed as a percentage of net sales.
General and administrative, marketing, other expenses, impairments, and depreciation are expressed as a percentage of total revenue.

Net sales for the second quarter and first six months of 2026 were $45,648 and $85,995, respectively, representing a decrease of $1,210 or 2.6% and $2,478 or 2.8%, compared to the second quarter and first six months of 2025, respectively. Total revenue decreased due to fewer company-operated units in 2026 compared to 2025. Steak n Shake’s domestic same-store sales increased 11.9% during the second quarter of 2026.

For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurant’s profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will decline as we transition from company-operated units to franchise partner units.

Fees generated by our franchise partners were $23,141 during the second quarter of 2026, as compared to $20,150 during the second quarter of 2025. Franchise partner fees were $43,682 and $37,289 during the first six months of 2026 and 2025, respectively. Franchise partner same-store sales increased 14.5%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The franchise royalties and fees generated by the traditional franchising business were $3,350 during the second quarter of 2026, as compared to $3,128 during the second quarter of 2025. Franchise royalties and fees during the first six months of 2026 were $6,476 as compared to $6,617 during the first six months of 2025. There were 90 Steak n Shake traditional units open on June 30, 2026, as compared to 100 units open on June 30, 2025.
The cost of food at company-operated units during the second quarter of 2026 was $15,203 or 33.3% of net sales, as compared to $14,167 or 30.2% of net sales during the second quarter of 2025. The cost of food at company-operated units during the first six months of 2026 was $27,868 or 32.4% of net sales, as compared to $26,631 or 30.1% of net sales during the first six months of 2025. The increase was primarily because of Steak n Shake materially enhancing the quality of its food ingredients.

The labor costs at company-operated restaurants during the second quarter of 2026 were $13,749 or 30.1% of net sales, as compared to $14,020 or 29.9% of net sales in the second quarter of 2025. Labor costs at company-operated restaurants during the first six months of 2026 were $26,607 or 30.9% of net sales, as compared to $27,460 or 31.0% of net sales in 2025. Labor costs expressed as a percentage of net sales remained consistent with 2025.
General and administrative expenses during the second quarter of 2026 were $12,348 or 16.5% of total revenue, as compared to $12,776 or 17.7% of total revenue in the second quarter of 2025. General and administrative expenses during the first six months of 2026 were $24,184 or 17.2% of total revenue, as compared to $24,704 or 18.1% of total revenue in the first six months of 2025. General and administrative expenses in 2026 remained consistent with 2025.
The Company recorded no impairment charges in the second quarter and first six months of 2026 and recorded $1,251 in the first six months of 2025 related to underperforming stores.
Interest on obligations under leases was $2,757 during 2026 versus $2,573 during 2025.
To better convey the performance of the franchise partnership model, the table below shows the underlying sales, cost of food, labor costs, and other restaurant costs of the franchise partners. We believe the unaudited franchise partner information is useful to readers, as they have a direct effect on Steak n Shake’s profitability.

	Second Quarter				First Six Months
	2026		2025		2026		2025
Revenue
Net sales and other	$107,214		$89,856		$203,238		$170,173

Restaurant cost of sales
Cost of food	$34,444	32.1%	$26,719	29.7%	$63,819	31.4%	$50,138	29.5%
Labor costs	26,456	24.7%	23,256	25.9%	51,107	25.1%	44,746	26.3%
Occupancy and other	19,372	18.1%	17,937	20.0%	39,560	19.5%	34,602	20.3%
Total cost of sales	$80,272		$67,912		$154,486		$129,486

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Underwriting results of our insurance operations are summarized below.

	Second Quarter		First Six Months
	2026	2025	2026	2025
Underwriting gain attributable to:
First Guard	$1,617	$2,091	$3,188	$3,306
Southern Pioneer	943	(857)	2,255	(1,359)
Other	—	—	96	—
Pre-tax underwriting gain	2,560	1,234	5,539	1,947
Income tax expense	538	259	1,164	409
Net underwriting gain	$2,022	$975	$4,375	$1,538

Earnings of our insurance operations are summarized below.

	Second Quarter		First Six Months
	2026	2025	2026	2025
Premiums written	$17,524	$17,403	$36,032	$36,425
Premiums earned	$17,693	$17,166	$35,494	$34,931

Insurance losses	10,550	11,672	20,506	23,677
Underwriting expenses	4,583	4,260	9,449	9,307
Pre-tax underwriting gain	2,560	1,234	5,539	1,947
Other income and expenses
Investment income	717	839	1,368	1,676
Other income (expenses)	(301)	(280)	(690)	(293)
Total other income	416	559	678	1,383
Earnings before income taxes	2,976	1,793	6,217	3,330
Income tax expense	975	394	1,331	730
Contribution to net earnings	$2,001	$1,399	$4,886	$2,600

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

	Second Quarter				First Six Months
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$9,195		$9,098		$18,241		$18,307
Premiums earned	$9,195	100.0%	$9,098	100.0%	$18,241	100.0%	$18,307	100.0%

Insurance losses	5,992	65.2%	4,624	50.8%	11,899	65.2%	10,906	59.6%
Underwriting expenses	1,586	17.2%	2,383	26.2%	3,154	17.3%	4,095	22.4%
Total losses and expenses	7,578	82.4%	7,007	77.0%	15,053	82.5%	15,001	82.0%
Pre-tax underwriting gain	$1,617		$2,091		$3,188		$3,306

First Guard produced an underwriting gain in the second quarter and first six months of 2026. Its underwriting gain decreased $474 in the second quarter of 2026 compared to 2025.

Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	Second Quarter				First Six Months
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$8,329		$8,305		$17,791		$18,118
Premiums earned	$8,498	100.0%	$8,068	100.0%	$17,253	100.0%	$16,624	100.0%

Insurance losses	4,558	53.6%	7,048	87.4%	8,607	49.9%	12,771	76.8%
Underwriting expenses	2,997	35.3%	1,877	23.3%	6,391	37.0%	5,212	31.4%
Total losses and expenses	7,555	88.9%	8,925	110.7%	14,998	86.9%	17,983	108.2%
Pre-tax underwriting gain (loss)	$943		$(857)		$2,255		$(1,359)
Southern Pioneer produced an underwriting gain in the first six months of 2026 of $2,255, representing an increase of $3,614 compared to 2025.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
A summary of net investment income attributable to our insurance operations follows.

	Second Quarter		First Six Months
	2026	2025	2026	2025
Interest, dividends and other investment income:
First Guard	$392	$424	$724	$850
Southern Pioneer	263	402	578	791
Biglari Reinsurance	62	13	66	35
Pre-tax investment income	717	839	1,368	1,676
Income tax expense	151	176	287	352
Net investment income	$566	$663	$1,081	$1,324
We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Oil and Gas
A summary of revenues and earnings of our oil and gas operations follows.

	Second Quarter		First Six Months
	2026	2025	2026	2025
Oil and gas revenues	$11,260	$7,498	$20,396	$17,428

Oil and gas production costs	4,147	2,880	8,071	6,926
Depreciation, depletion and accretion	2,391	3,111	5,265	6,367
General and administrative expenses	2,447	1,184	3,772	2,487
Total cost and expenses	8,985	7,175	17,108	15,780

Gain on sale of properties	4,803	794	4,803	10,117

Earnings before income taxes	7,078	1,117	8,091	11,765
Income tax expense	1,364	268	1,470	2,618
Contribution to net earnings	$5,714	$849	$6,621	$9,147
Our oil and gas business is highly dependent on oil and natural gas prices. It is expected that the prices of oil and gas commodities will remain volatile, which will be reflected in our financial results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Abraxas Petroleum
Abraxas Petroleum operates oil and gas properties in the Permian Basin. Earnings for Abraxas Petroleum are summarized below.

	Second Quarter		First Six Months
	2026	2025	2026	2025
Oil and gas revenues	$7,296	$4,161	$13,422	$10,051

Oil and gas production costs	2,321	2,095	5,055	4,541
Depreciation, depletion and accretion	821	1,777	2,120	3,710
General and administrative expenses	1,788	716	2,376	1,365
Total cost and expenses	4,930	4,588	9,551	9,616

Gain on sale of properties	4,803	794	4,803	10,117

Earnings before income taxes	7,169	367	8,674	10,552
Income tax expense	1,398	88	1,636	2,468
Contribution to net earnings	$5,771	$279	$7,038	$8,084

Abraxas Petroleum’s revenue increased $3,371, or 33.5% during the first six months of 2026 compared to 2025, primarily due to an increase in prices.

During the first six months of 2026 and 2025, Abraxas Petroleum recorded a gain of $4,803 and $10,117, respectively, from selling undeveloped reserves to an unaffiliated party to conduct development activities; however, Abraxas Petroleum will not be required to fund any exploration expenditures on the undeveloped properties.

Southern Oil

Southern Oil primarily operates oil and natural gas properties offshore in Louisiana state waters.  Earnings for Southern Oil are summarized below.

	Second Quarter		First Six Months
	2026	2025	2026	2025
Oil and gas revenues	$3,964	$3,337	$6,974	$7,377

Oil and gas production costs	1,826	785	3,016	2,385
Depreciation, depletion and accretion	1,570	1,334	3,145	2,657
General and administrative expenses	659	468	1,396	1,122
Total cost and expenses	4,055	2,587	7,557	6,164

Earnings (loss) before income taxes	(91)	750	(583)	1,213
Income tax expense (benefit)	(34)	180	(166)	150
Contribution to net earnings	$(57)	$570	$(417)	$1,063

Southern Oil’s revenue decreased $403, or 5.5% during the first six months of 2026 compared to 2025. The revenue decline was primarily due to reduced production during 2026 compared to 2025.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	Second Quarter		First Six Months
	2026	2025	2026	2025
Licensing and media revenue	$3,507	$2,287	$6,768	$3,694

Licensing and media costs	3,335	2,421	6,209	4,072
Depreciation and amortization	228	100	419	170
General and administrative expenses	28	33	67	76
Earnings (loss) before income taxes	(84)	(267)	73	(624)
Income tax expense (benefit)	(22)	(69)	19	(159)
Contribution to net earnings (loss)	$(62)	$(198)	$54	$(465)
Maxim’s revenue increased during the first half of 2026 as compared to the same period in 2025 primarily because of its digital contest business.
Investment Gains and Investment Partnership Gains
Investment gains net of tax for the second quarter of 2026 were $7,394 as compared to $2,318 for the second quarter of 2025. Investment gains net of tax for the first six months of 2026 were $5,997 as compared to $1,030 for the first six months of 2025. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Earnings (loss) from our investments in partnerships are summarized below.

	Second Quarter		First Six Months
	2026	2025	2026	2025
Investment partnership gains (losses)	$35,637	$58,504	$22,183	$8,912
Tax expense (benefit)	7,710	12,310	4,507	2,144
Contribution to net earnings	$27,927	$46,194	$17,676	$6,768
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest Expense
The Company’s interest expense is summarized below.

	Second Quarter		First Six Months
	2026	2025	2026	2025
Interest expense on notes payable and other borrowings	$5,532	$852	$11,183	$1,752
Tax benefit	1,340	196	2,710	403
Interest expense net of tax	$4,192	$656	$8,473	$1,349
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses during the second quarter and first six months of 2026 were $5,090 and $9,638, respectively, compared to $3,530 and $6,819 in the second quarter and first six months of 2025, respectively. The higher corporate expenses in 2026 were primarily due to increased legal-related costs.
Income Taxes
Income tax expense for the second quarter of 2026 was $11,693 compared to income tax expense of $14,171 for the second quarter of 2025. Income tax expense for the first six months of 2026 was $7,342 compared to income tax expense of $6,263 for the first six months of 2025. The change in income tax expense between 2026 and 2025 is attributable to taxes on income generated by the investment partnerships.
Financial Condition
Consolidated cash and investments are summarized below.

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$68,394	$268,782
Investments	274,321	69,050
Fair value of interest in investment partnerships	986,368	772,585
Total cash and investments	1,329,083	1,110,417
Less: portion of Company stock held by investment partnerships	(807,668)	(618,310)
Carrying value of cash and investments on balance sheet	$521,415	$492,107
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity
Our balance sheet continues to maintain significant liquidity.  Consolidated cash flow activities are summarized below.

	First Six Months
	2026	2025
Net cash provided by operating activities	$35,280	$57,942
Net cash used in investing activities	(238,366)	(27,161)
Net cash provided by (used in) financing activities	2,716	(28,778)
Effect of exchange rate changes on cash	(18)	42
Increase (decrease) in cash, cash equivalents and restricted cash	$(200,388)	$2,045
Cash provided by operating activities decreased by $22,662 as compared to 2025. The change was primarily attributable to lower returns on partnership investments during 2026.
Cash used in investing activities increased during 2026 by $211,205 as compared to 2025 primarily due to purchases of investments which were $222,793 higher in 2026.
Cash provided by financing activities increased during 2026 by $31,494 as compared to 2025. The Company had net payments on its line of credit and note payable of $8,688 offset by proceeds from the issuance of common stock of $14,920 compared to net payments on the Company’s line of credit of $26,000 in 2025.
Biglari Holdings Line of Credit
Biglari Holdings’ line of credit is $35,000 and matures on September 13, 2026. The line of credit includes customary covenants, as well as financial maintenance covenants. As of June 30, 2026, we were in compliance with all covenants. The balance on the line of credit was $22,500 and $27,250 on June 30, 2026 and December 31, 2025, respectively.
Steak n Shake Note Payable
On September 30, 2025, Steak n Shake obtained a loan of $225,000. The term loan is five years, with an interest rate fixed at 8.8% per annum, and the loan will be amortized at a rate of 3.0% per annum. The loan includes customary covenants as well as financial maintenance covenants and customary events of default. As of June 30, 2026, Steak n Shake was in compliance with all covenants. The debt is an obligation of Steak n Shake and the proceeds from the loan were distributed to Biglari Holdings. All of the debt is secured by real estate owned by Steak n Shake.

Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of June 30, 2026 and December 31, 2025, Western Sizzlin had no debt outstanding on its revolver.
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
Item 4.     Controls and Procedures
Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2026 our disclosure controls and procedures were not effective, due to a material weakness in our internal control over financial reporting previously identified in Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From May 12, 2026 through June 5, 2026, The Lion Fund, L.P., purchased 54,952 shares of Class B common stock. The Lion Fund, L.P., may be deemed an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share	Total Number of Class B Shares Purchased	Average Price Paid per Class B Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
April 1, 2026 - April 30, 2026	—	$—	—	$—	—	—
May 1, 2026 - May 31, 2026	—	$—	52,674	$255.18	—	—
June 1, 2026 - June 30, 2026	—	$—	2,278	$289.23	—	—
Total	—		54,952		—
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

Biglari Holdings Inc.

Date: August 7, 2026	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller