Form 10-Q
period 2026-09-30
Biglari Holdings Inc.
filed 2026-11-06
CIK 1726173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding as of November 5, 2026:

Class A common stock –	218,412
Class B common stock –	2,208,995

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$213,377	$268,782
Investments	155,537	69,050
Receivables	25,691	23,283
Inventories	4,099	3,769
Other current assets	12,805	13,642
Total current assets	411,509	378,526
Property and equipment	364,403	366,607
Operating lease assets	43,853	40,052
Goodwill and other intangible assets	75,970	76,242
Investment partnerships	166,627	154,275
Other assets	10,744	9,681
Total assets	$1,073,106	$1,025,383
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$64,654	$72,946
Losses and loss adjustment expenses	19,036	18,220
Unearned premiums	18,139	17,813
Current portion of lease obligations	12,932	13,946
Current portion of note payable and lines of credit	5,779	33,070
Total current liabilities	120,540	155,995
Lease obligations	109,153	97,701
Deferred taxes	23,644	18,029
Note payable	209,344	213,920
Asset retirement obligations	14,824	15,542
Other liabilities	782	767
Total liabilities	478,287	501,954
Shareholders’ equity
Common stock	1,200	1,138
Additional paid-in capital	452,069	385,594
Retained earnings	616,620	590,211
Accumulated other comprehensive loss	(1,679)	(1,350)
Treasury stock, at cost	(473,391)	(452,164)
Biglari Holdings Inc. shareholders’ equity	594,819	523,429
Total liabilities and shareholders’ equity	$1,073,106	$1,025,383
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per share amounts)

	Third Quarter		First Nine Months
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$76,820	$71,741	$217,693	$208,101
Insurance premiums and other	19,544	19,179	57,512	57,351
Oil and gas	12,320	7,372	32,716	24,800
Licensing and media	3,386	1,446	10,154	5,140
Total revenues	112,070	99,738	318,075	295,392
Costs and expenses
Restaurant cost of sales	41,590	41,838	120,182	119,635
Insurance losses and underwriting expenses	14,032	13,195	43,987	46,179
Oil and gas production costs	3,701	3,245	11,772	10,171
Licensing and media costs	3,616	2,396	9,825	6,468
Selling, general and administrative	22,948	20,423	74,050	64,643
Gain on sale of oil and gas properties	(538)	(95)	(5,341)	(10,212)
Impairments	—	—	—	1,251
Depreciation, depletion, and amortization	10,126	9,545	30,932	30,074
Interest expense on leases	1,430	1,508	4,187	4,081
Interest expense on borrowings	5,291	829	16,474	2,581
Total costs and expenses	102,196	92,884	306,068	274,871
Other income
Investment gains (losses)	647	1,491	9,068	2,831
Investment partnership gains (losses)	(9,119)	(15,897)	13,064	(6,985)
Total other income (expenses)	(8,472)	(14,406)	22,132	(4,154)
Earnings (loss) before income taxes	1,402	(7,552)	34,139	16,367
Income tax expense (benefit)	388	(2,261)	7,730	4,002
Net earnings (loss)	$1,014	$(5,291)	$26,409	$12,365

Net earnings (loss) per average equivalent Class A share *	$3.91	$(20.38)	$103.14	$47.28
*Net earnings (loss) per average equivalent Class B share outstanding are one-fifth of the equivalent Class A share or $0.78 and $20.63 for the third quarter and first nine months of 2026, respectively, and $(4.08) and $9.46 for the third quarter and first nine months of 2025, respectively.
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Third Quarter		First Nine Months
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net earnings (loss)	$1,014	$(5,291)	$26,409	$12,365
Foreign currency translation	(41)	20	(329)	1,500
Comprehensive income (loss)	$973	$(5,271)	$26,080	$13,865
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Nine Months
	2026	2025
	(Unaudited)
Operating activities
Net earnings (loss)	$26,409	$12,365
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation, depletion, and amortization	30,932	30,074
Provision for deferred income taxes	5,650	(1,417)
Asset impairments and other non-cash expenses	775	1,251
Gains on sale of assets	(5,296)	(14,050)
Investment and investment partnership gains and losses	(22,132)	4,154
Return on partnership investments	13,020	54,000
Changes in receivables, inventories and other assets	(4,014)	(2,571)
Changes in accounts payable and accrued expenses	(6,856)	5,382
Net cash provided by operating activities	38,488	89,188
Investing activities
Capital expenditures	(20,041)	(18,950)
Proceeds from property and equipment disposals	6,507	17,968
Purchases of interests in limited partnerships	(93,635)	(44,965)
Return of partnership investments	60,100	—
Purchases of investments	(346,346)	(48,375)
Sales of investments and redemptions of fixed maturity securities	269,720	58,122
Net cash used in investing activities	(123,695)	(36,200)
Financing activities
Payments on line of credit	(28,500)	(73,000)
Proceeds from line of credit	1,250	43,000
Debt issuance costs	(831)	—
Proceeds from note payable	—	223,000
Payments on note payable	(5,063)	—
Proceeds from issuance of common stock	66,537	—
Principal payments on direct financing lease obligations	(4,068)	(4,278)
Net cash provided by financing activities	29,325	188,722
Effect of exchange rate changes on cash	(9)	54
Increase (decrease) in cash, cash equivalents and restricted cash	(55,891)	241,764
Cash, cash equivalents and restricted cash at beginning of year	269,493	31,432
Cash, cash equivalents and restricted cash at end of third quarter	$213,602	$273,196

	September 30,
	2026	2025
	(Unaudited)
Cash and cash equivalents	$213,377	$272,485
Restricted cash in other long-term assets	225	711
Cash, cash equivalents and restricted cash at end of third quarter	$213,602	$273,196
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
For the third quarter and first nine months of 2026
Balance at December 31, 2025	$1,138	$385,594	$590,211	$(1,350)	$(452,164)	$523,429
Net earnings (loss)			(14,531)			(14,531)
Issuance of common stock	9	14,911				14,920
Other comprehensive loss				(220)		(220)
Adjustment for holdings in investment partnerships					(4,438)	(4,438)
Balance at March 31, 2026	$1,147	$400,505	$575,680	$(1,570)	$(456,602)	$519,160
Net earnings (loss)			39,926			39,926
Other comprehensive loss				(68)		(68)
Adjustment for holdings in investment partnerships					(15,230)	(15,230)
Balance at June 30, 2026	$1,147	$400,505	$615,606	$(1,638)	$(471,832)	$543,788
Net earnings (loss)			1,014			1,014
Issuance of common stock	53	51,564				51,617
Other comprehensive income				(41)		(41)
Adjustment for holdings in investment partnerships					(1,559)	(1,559)
Balance at September 30, 2026	$1,200	$452,069	$616,620	$(1,679)	$(473,391)	$594,819

For the third quarter and first nine months of 2025
Balance at December 31, 2024	$1,138	$385,594	$627,699	$(2,872)	$(438,598)	$572,961
Net earnings (loss)			(33,275)			(33,275)
Other comprehensive income				470		470
Adjustment for holdings in investment partnerships					(320)	(320)
Balance at March 31, 2025	$1,138	$385,594	$594,424	$(2,402)	$(438,918)	$539,836
Net earnings (loss)			50,931			50,931
Other comprehensive loss				1,010		1,010
Adjustment for holdings in investment partnerships					(2,491)	(2,491)
Balance at June 30, 2025	$1,138	$385,594	$645,355	$(1,392)	$(441,409)	$589,286
Net earnings (loss)			(5,291)			(5,291)
Other comprehensive income				20		20
Adjustment for holdings in investment partnerships					(3,736)	(3,736)
Balance at September 30, 2025	$1,138	$385,594	$640,064	$(1,372)	$(445,145)	$580,279
See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance and reinsurance, licensing and media, restaurants, and oil and gas. The Company’s largest operating subsidiaries are involved in franchising and operating restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of the Company.

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
The following table presents shares authorized, issued and outstanding on September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Class A	Class B	Class A	Class B
Common stock authorized	500,000	10,000,000	500,000	10,000,000
Common stock issued and outstanding	217,800	2,181,526	206,864	2,068,640

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

Note 2. Common Stock (continued)

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Equivalent Class A common stock outstanding	640,288	620,592	630,766	620,592
Proportional ownership of Company stock held by investment partnerships	381,214	360,948	374,723	359,052
Equivalent Class A common stock for earnings per share	259,074	259,644	256,043	261,540
On January 16, 2026, we entered into an At-the-Market Offering Agreement with a third party providing for the sale of up to $500,000 in shares of our common stock. During the third quarter of 2026, the Company sold 6,624 shares of Class A Common Stock and 98,386 shares of Class B Common Stock. During the first nine months of 2026, the Company sold 10,936 shares of Class A Common Stock and 112,886 shares of Class B Common Stock.
Note 3. Investments
We classify investments in fixed maturity securities at the acquisition date as available-for-sale. Realized gains and losses on disposals of investments are determined on a specific identification basis. Dividends and interest earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as other income.

Investment gains for the third quarter and first nine months of 2026 were $647 and $9,068, respectively. Investment gains in the third quarter and first nine months of 2025 were $1,491 and $2,831, respectively.
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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2025	$772,585	$618,310	$154,275
Investment partnership gains (losses)	31,859	18,795	13,064
Contributions (net of distributions)	20,515		20,515
Changes in proportionate share of Company stock held		21,227	(21,227)
Partnership interest at September 30, 2026	$824,959	$658,332	$166,627

Note 4. Investment Partnerships (continued)

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2024	$656,266	$454,539	$201,727
Investment partnership gains (losses)	100,784	107,769	(6,985)
Distributions (net of contributions)	(9,035)		(9,035)
Changes in proportionate share of Company stock held		6,547	(6,547)
Partnership interest at September 30, 2025	$748,015	$568,855	$179,160
The carrying value of the investment partnerships net of deferred taxes is presented below.

	September 30, 2026	December 31, 2025
Carrying value of investment partnerships	$166,627	$154,275
Deferred tax liability related to investment partnerships	(30,340)	(20,004)
Carrying value of investment partnerships net of deferred taxes	$136,287	$134,271
We expect that a majority of the $30,340 deferred tax liability enumerated above will not become due until the dissolution of the investment partnerships.
The Company’s proportionate share of Company stock held by investment partnerships at cost was $473,391 and $452,164 at September 30, 2026 and December 31, 2025, respectively.
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
Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Gains (losses) from investment partnerships	$(9,119)	$(15,897)	$13,064	$(6,985)
Tax expense (benefit)	(1,865)	(3,421)	2,642	(1,277)
Contribution to net earnings (loss)	$(7,254)	$(12,476)	$10,422	$(5,708)
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
There were no incentive reallocations accrued during the first nine months of 2026 and 2025.

Note 4. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of September 30, 2026	$794,569	$373,593
Total liabilities as of September 30, 2026	$9,905	$249,085
Revenue for the first nine months of 2026	$20,174	$21,938
Earnings for the first nine months of 2026	$19,362	$15,597
Biglari Holdings’ average ownership interest during 2026	93.0%	91.8%

Total assets as of December 31, 2025	$750,172	$293,051
Total liabilities as of December 31, 2025	$16,742	$163,900
Revenue for the first nine months of 2025	$117,616	$8,643
Earnings for the first nine months of 2025	$116,829	$1,307
Biglari Holdings’ average ownership interest during 2025	91.5%	88.4%
Revenue in the financial information of the investment partnerships, summarized above, includes investment income and unrealized gains and losses on investments.
Note 5. Property and Equipment
Property and equipment is composed of the following.

	September 30, 2026	December 31, 2025
Land	$134,164	$133,516
Buildings	180,300	169,307
Land and leasehold improvements	161,895	155,817
Equipment	211,833	213,395
Oil and gas properties	160,108	157,960
Construction in progress	2,702	2,195
	851,002	832,190
Less accumulated depreciation, depletion, and amortization	(486,599)	(465,583)
Property and equipment, net	$364,403	$366,607
Depletion expense related to oil and gas properties was $7,365 and $8,276 during the first nine months of 2026 and 2025, respectively.
No impairment to restaurant long-lived assets was recorded in the third quarter and first nine months of 2026. No impairment was recorded in the third quarter of 2025. The Company recorded an impairment to restaurant long-lived assets related to underperforming stores of $1,251 in the first nine months of 2025.

We did not record any impairments to our oil and gas assets during the third quarter and first nine months of 2026 and 2025. However, if commodity prices fall below current levels, we may be required to record impairments in future periods and such impairments could be material. Further, if commodity prices decrease, our production, proved reserves, and cash flows will be adversely impacted.

Abraxas Petroleum recorded gains of $538 and $95 during the third quarter of 2026 and 2025, respectively, and recorded gains of $5,341 and $10,212 during the first nine months of 2026 and 2025, respectively, as a result of selling undeveloped reserves. Abraxas may receive future royalties for each of these transactions as the reserves are developed by the respective unaffiliated parties.

Note 5. Property and Equipment (continued)
Property and equipment held for sale of $560 and $1,134 are recorded in other assets as of September 30, 2026 and December 31, 2025, respectively. The assets classified as held for sale include properties which were previously company-operated restaurants.

During the first nine months of 2026 and 2025, the Company recognized a net loss of $47 and a net gain of $3,825, respectively, in connection with property sales, lease terminations and asset disposals which are included in selling, general and administrative expenses in the consolidated statements of earnings.
Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.
A reconciliation of the change in the carrying value of goodwill is as follows.

Goodwill
Goodwill at December 31, 2025
Goodwill	$53,868
Accumulated impairment losses	(1,300)
52,568
Change in foreign exchange rates during the first nine months of 2026	(21)
Goodwill at September 30, 2026	$52,547

Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of our reporting units and indefinite-lived intangible assets. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to earnings as an impairment loss. There was no impairment recorded by Steak n Shake for goodwill during the first nine months of 2026 or 2025. We performed our annual assessment of our recoverability of goodwill related to Western Sizzlin during the second quarter. We did not record an impairment for goodwill during 2026 or 2025. An impairment of Western Sizzlin’s goodwill may be necessary if a significant decline in franchise units or company-operated units occurs. There was no impairment recorded for intangible assets during the first nine months of 2026 or 2025.
Other Intangible Assets
Intangible assets with indefinite lives are composed of the following.

	Trade Names	Lease Rights	Total
Balance at December 31, 2025
Intangibles	$15,876	$11,546	$27,422
Impairments prior to 2025	—	(3,748)	(3,748)
	15,876	7,798	23,674
Change in foreign exchange rates during the first nine months of 2026	—	(251)	(251)
Balance at September 30, 2026	$15,876	$7,547	$23,423

Note 7. Restaurant Operations Revenues
Restaurant operations revenues were as follows.

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Net sales	$47,045	$47,462	$133,040	$135,935
Franchise partner fees	24,095	19,166	67,777	56,455
Franchise royalties and fees	3,033	2,897	9,509	9,514
Other revenue	2,647	2,216	7,367	6,197
	$76,820	$71,741	$217,693	$208,101
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
The Company leases or subleases property and equipment to franchise partners under lease arrangements. Both real estate and equipment rental payments are charged to franchise partners and are recognized in accordance with ASC 842, “Leases”. During the third quarter of 2026 and 2025, restaurant operations recognized $6,644 and $5,885, respectively, in franchise partner fees related to rental income. During the first nine months ended September 30, 2026 and September 30, 2025, restaurant operations recognized $19,338 and $17,325, respectively, in franchise partner fees related to rental income.
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
Other Revenue
Restaurant operations sell gift cards to customers which can be redeemed for retail food sales within our stores. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as net sales upon redemption. Restaurant operations estimate breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as other revenue in proportion to the rate of gift card redemptions by vintage. Other revenue also includes rebates, rental income and licensing fees.

Note 8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses include the following.

	September 30, 2026	December 31, 2025
Accounts payable	$26,966	$34,173
Gift cards and other marketing	4,530	5,865
Insurance accruals	2,302	1,221
Compensation	5,302	5,975
Deferred revenue	2,865	3,517
Taxes payable	13,103	10,084
Oil and gas payable	2,084	1,253
Professional fees	3,445	4,226
Due to broker	—	4,343
Other	4,057	2,289
Accounts payable and accrued expenses	$64,654	$72,946

Note 9. Note Payable and Lines of Credit
Note payable and lines of credit include the following.

Current portion of note payable and lines of credit	September 30, 2026	December 31, 2025
Steak n Shake note payable	$5,779	$5,820
Biglari Holdings line of credit	—	27,250
Total current portion of note payable and lines of credit	$5,779	$33,070

Long-term portion of note payable
Steak n Shake note payable	$209,344	$213,920
Biglari Holdings Line of Credit
Biglari Holdings’ line of credit is $35,000 and was extended to February 13, 2027. The line of credit includes customary covenants, as well as financial maintenance covenants. Our interest rate was 6.4% and 6.7% on September 30, 2026 and December 31, 2025, respectively.

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

Note 9. Note Payable and Lines of Credit (continued)
Expected principal payments for the Steak n Shake note payable as of September 30, 2026, are as follows.

Year
Remainder of 2026	$1,687
2027	6,750
2028	6,750
2029	6,750
2030	196,875
Total Steak n Shake note payable	218,812
Less unamortized debt issuance costs	3,689
Total Steak n Shake note payable, net	$215,123
Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of September 30, 2026 and December 31, 2025, there was no debt outstanding under its revolver.

Note 10. Unpaid Losses and Loss Adjustment Expenses
Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under insurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, net of reinsurance, for each of the nine-month periods ended September 30, 2026 and 2025 follows.

	September 30, 2026	September 30, 2025
Balances at beginning of year:
Gross liabilities	$19,346	$18,028
Reinsurance recoverable on unpaid losses	(1,126)	(778)
Net liabilities	18,220	17,250
Incurred losses and loss adjustment expenses:
Current accident year	32,470	32,389
Prior accident years	(2,989)	1,336
Total	29,481	33,725
Paid losses and loss adjustment expenses:
Current accident year	24,927	26,774
Prior accident years	4,892	6,759
Total	29,819	33,533
Balances at September 30:
Net liabilities	17,882	17,442
Reinsurance recoverable on unpaid losses	1,154	1,060
Gross liabilities	$19,036	$18,502
We recorded net reductions of $2,989 for estimated ultimate liabilities for prior accident years in the first nine months of 2026, and net increases of $1,336 in the first nine months of 2025. These changes as a percentage of the net liabilities at the beginning of each year were 16.4% in 2026 and 7.7% in 2025.

Note 11. Lease Assets and Obligations
Lease obligations include the following.

Current portion of lease obligations	September 30, 2026	December 31, 2025
Finance lease liabilities	$1,057	$1,233
Finance obligations	4,168	4,486
Operating lease liabilities	7,707	8,227
Total current portion of lease obligations	$12,932	$13,946

Long-term lease obligations
Finance lease liabilities	$6,373	$6,157
Finance obligations	65,185	57,881
Operating lease liabilities	37,595	33,663
Total long-term lease obligations	$109,153	$97,701
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
Total lease cost consists of the following.

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Finance lease costs:
Amortization of right-of-use assets	$260	$320	$803	$759
Interest on lease liabilities	134	233	379	394
Operating and variable lease costs	2,943	2,857	8,698	8,655
Sublease income	(3,060)	(2,772)	(9,323)	(7,892)
Total lease costs	$277	$638	$557	$1,916
Supplemental cash flow information related to leases is as follows.

	First Nine Months
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$895	$921
Operating cash flows from finance leases	$379	$395
Operating cash flows from operating leases	$8,346	$8,221

Supplemental balance sheet information related to leases is as follows.

Note 11. Lease Assets and Obligations (continued)

	September 30, 2026	December 31, 2025
Finance leases:
Property and equipment, net	$6,572	$6,420
Weighted-average lease terms and discount rates are as follows.

September 30, 2026
Weighted-average remaining lease terms:
Finance leases	13.65 years
Operating leases	7.15 years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	7.0%
Maturities of lease liabilities as of September 30, 2026 are as follows.

Year	Operating Leases	Finance Leases
Remainder of 2026	$2,765	$383
2027	10,240	1,474
2028	9,178	1,162
2029	7,773	908
2030	6,528	773
After 2030	20,901	7,117
Total lease payments	57,385	11,817
Less interest	12,083	4,387
Total lease liabilities	$45,302	$7,430
Lease Income
The components of lease income recorded in restaurant operations are as follows.

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Operating lease income	$4,399	$3,975	$13,172	$11,821
Variable lease income	2,620	2,254	7,403	6,442
Total lease income	$7,019	$6,229	$20,575	$18,263

The following table displays the Company’s future minimum rental receipts for non-cancelable leases and subleases as of September 30, 2026. Franchise partner leases and subleases are short-term leases and have been excluded from the table.

Note 11. Lease Assets and Obligations (continued)

	Operating Leases
Year	Subleases	Owned Properties
Remainder of 2026	$165	$182
2027	622	732
2028	424	744
2029	338	759
2030	338	769
After 2029	19	2,727
Total future minimum receipts	$1,906	$5,913

Note 12. Income Taxes
In determining the quarterly provision for income taxes, the Company used an estimated annual effective tax rate for the first nine months of 2026 and 2025. Our periodic effective income tax rate is affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.
Income tax expense for the third quarter of 2026 was $388 compared to an income tax benefit of $2,261 for the third quarter of 2025.  Income tax expense for the first nine months of 2026 was $7,730 compared to an income tax expense of $4,002 for the first nine months of 2025. The change in income tax expense between 2026 and 2025 is primarily attributable to taxes on income generated by the investment partnerships.
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
•Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market

Note 14. Fair Value of Financial Assets (continued)
activity in the assets or liabilities and we may be unable to corroborate the related observable inputs. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities.
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
As of September 30, 2026 and December 31, 2025, the fair values of financial assets were as follows.

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$189,189	$—	$—	$189,189	$249,825	$—	$—	$249,825
Equity securities
Consumer goods	52,065	—	—	52,065	42,891	—	—	42,891
Other	7,032	—	3,000	10,032	6,777	—	4,000	10,777
Bonds
Government	94,547	138	—	94,685	12,835	2,142	—	14,977
Corporate	—	445	—	445	—	554	—	554
Total assets at fair value	$342,833	$583	$3,000	$346,416	$312,328	$2,696	$4,000	$319,024
There were no changes in our valuation techniques used to measure fair values on a recurring basis.
Note 15. Related Party Transactions
Service Agreement
The Company is party to a service agreement with Biglari Enterprises LLC (“Biglari Enterprises”) under which Biglari Enterprises provides business and administrative related services to the Company. Biglari Enterprises is owned by Mr. Biglari.

The Company paid Biglari Enterprises $8,550 in service fees during the first nine months of 2026 and 2025. The service agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital Corp.
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
There were no incentive payments accrued during the first nine months of 2026 and 2025.

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
A disaggregation of our consolidated data for the third quarters and first nine months of 2026 and 2025 is presented in the tables which follow.

Restaurant
	Third Quarter
	2026
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$74,723	$2,097	$76,820
Cost and expenses:
Cost of food	15,092	694	15,786
Labor costs	13,322	457	13,779
Occupancy and other	12,794	661	13,455
Selling, general and administrative	16,394	47	16,441
Depreciation, amortization and impairment	6,628	10	6,638
Total costs and expenses	64,230	1,869	66,099
Earnings before income taxes	$10,493	$228	$10,721

	Third Quarter
	2025
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$69,148	$2,593	$71,741
Cost and expenses:
Cost of food	13,928	921	14,849
Labor costs	13,929	644	14,573
Occupancy and other	13,113	811	13,924
Selling, general and administrative	14,241	41	14,282
Depreciation, amortization and impairment	6,449	19	6,468
Total costs and expenses	61,660	2,436	64,096
Earnings before income taxes	$7,488	$157	$7,645

Note 16. Business Segment Reporting (continued)

	First Nine Months
	2026
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$210,587	$7,106	$217,693
Cost and expenses:
Cost of food	41,186	2,468	43,654
Labor costs	38,730	1,656	40,386
Occupancy and other	37,965	2,364	40,329
Selling, general and administrative	50,479	359	50,838
Depreciation, amortization and impairment	20,584	42	20,626
Total costs and expenses	188,944	6,889	195,833
Earnings before income taxes	$21,643	$217	$21,860

	First Nine Months
	2025
	Steak n Shake	Western Sizzlin	Total Restaurants
Revenue	$200,322	$7,779	$208,101
Cost and expenses:
Cost of food	38,781	2,699	41,480
Labor costs	40,144	1,889	42,033
Occupancy and other	37,579	2,624	40,203
Selling, general and administrative	46,046	124	46,170
Depreciation, amortization and impairment	20,764	57	20,821
Total costs and expenses	183,314	7,393	190,707
Earnings before income taxes	$17,008	$386	$17,394

Insurance
	Third Quarter
	2026
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$9,332	$8,682	$18,014	$719	$811	$19,544
Cost and expenses:
Insurance losses	4,990	3,985	8,975	—	—	8,975
Underwriting expenses	1,717	3,340	5,057	—	—	5,057
Other segment items	—	—	—	—	1,115	1,115
Total costs and expenses	6,707	7,325	14,032	—	1,115	15,147
Earnings before income taxes	$2,625	$1,357	$3,982	$719	$(304)	$4,397

Note 16. Business Segment Reporting (continued)

	Third Quarter
	2025
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$9,136	$8,596	$17,732	$824	$623	$19,179
Cost and expenses:
Insurance losses	6,517	3,531	10,048	—	—	10,048
Underwriting expenses	928	2,219	3,147	—	—	3,147
Other segment items	—	—	—	—	737	737
Total costs and expenses	7,445	5,750	13,195	—	737	13,932
Earnings before income taxes	$1,691	$2,846	$4,537	$824	$(114)	$5,247

	First Nine Months
	2026
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$27,573	$25,935	$53,508	$2,087	$1,917	$57,512
Cost and expenses:
Insurance losses	16,889	12,592	29,481	—	—	29,481
Underwriting expenses	4,871	9,731	14,602	—	(96)	14,506
Other segment items	—	—	—	—	2,911	2,911
Total costs and expenses	21,760	22,323	44,083	—	2,815	46,898
Earnings before income taxes	$5,813	$3,612	$9,425	$2,087	$(898)	$10,614

	First Nine Months
	2025
	First Guard	Southern Pioneer	Total Underwriting	Investment Income	Other	Total Insurance
Revenue	$27,443	$25,220	$52,663	$2,500	$2,188	$57,351
Cost and expenses:
Insurance losses	17,423	16,302	33,725	—	—	33,725
Underwriting expenses	5,023	7,431	12,454	—	—	12,454
Other segment items	—	—	—	—	2,595	2,595
Total costs and expenses	22,446	23,733	46,179	—	2,595	48,774
Earnings before income taxes	$4,997	$1,487	$6,484	$2,500	$(407)	$8,577
Other segment items include general and administrative costs, depreciation, and other income.

Note 16. Business Segment Reporting (continued)

Oil and Gas	Third Quarter
	2026
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$8,659	$3,661	$12,320
Cost and expenses:
Production costs	2,267	1,434	3,701
Depreciation, depletion and accretion	1,043	1,612	2,655
General and administrative	714	570	1,284
Total costs and expenses	4,024	3,616	7,640

Gains on sales of properties	538	—	538

Earnings before income taxes	$5,173	$45	$5,218

	Third Quarter
	2025
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$4,276	$3,096	$7,372
Cost and expenses:
Production costs	2,380	865	3,245
Depreciation, depletion and accretion	1,339	1,175	2,514
General and administrative	653	389	1,042
Total costs and expenses	4,372	2,429	6,801

Gains on sales of properties	95	—	95

Earnings before income taxes	$(1)	$667	$666

	First Nine Months
	2026
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$22,081	$10,635	$32,716
Cost and expenses:
Production costs	7,322	4,450	11,772
Depreciation, depletion and accretion	3,163	4,757	7,920
General and administrative	3,090	1,966	5,056
Total costs and expenses	13,575	11,173	24,748

Gains on sales of properties	5,341	—	5,341

Earnings before income taxes	$13,847	$(538)	$13,309

Note 16. Business Segment Reporting (continued)

	First Nine Months
	2025
	Abraxas Petroleum	Southern Oil	Total Oil and Gas
Revenue	$14,327	$10,473	$24,800
Cost and expenses:
Production costs	6,921	3,250	10,171
Depreciation, depletion and accretion	5,049	3,832	8,881
General and administrative	2,018	1,511	3,529
Total costs and expenses	13,988	8,593	22,581

Gains on sales of properties	10,212	—	10,212

Earnings before income taxes	$10,551	$1,880	$12,431

Brand Licensing	Maxim
	Third Quarter		First Nine Months
	2026	2025	2026	2025
Revenue	$3,386	$1,446	$10,154	$5,140
Cost and expenses:
Licensing and media cost	3,616	2,396	9,825	6,468
General and administrative	64	40	131	116
Depreciation and amortization	265	120	684	290
Total costs and expenses	3,945	2,556	10,640	6,874
Earnings before income taxes	$(559)	$(1,110)	$(486)	$(1,734)

Reconciliation of revenues and earnings (loss) before income taxes of our business segments to the consolidated amounts for each of the three months and nine months ended September 30 follows.

	Third Quarter
	Revenues		Earnings (losses) before income taxes
	2026	2025	2026	2025
Total operating businesses	$112,070	$99,738	$19,777	$12,448
Investment partnership gains (losses)	—	—	(9,119)	(15,897)
Investment gains (losses)	—	—	647	1,491
Interest expenses not allocated to segments	—	—	(5,291)	(829)
Corporate and other	—	—	(4,612)	(4,765)
	$112,070	$99,738	$1,402	$(7,552)

Note 16. Business Segment Reporting (continued)

	First Nine Months
	Revenues		Earnings (losses) before income taxes
	2026	2025	2026	2025
Total operating businesses	$318,075	$295,392	$45,297	$36,668
Investment partnership gains (losses)	—	—	13,064	(6,985)
Investment gains (losses)	—	—	9,068	2,831
Interest expenses not allocated to segments	—	—	(16,474)	(2,581)
Corporate and other	—	—	(16,816)	(13,566)
	$318,075	$295,392	$34,139	$16,367

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
Net earnings (loss) are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Operating businesses:
Restaurant	$8,028	$5,770	$16,300	$12,514
Insurance	3,519	4,130	8,405	6,730
Oil and gas	4,294	1,342	10,915	10,489
Brand licensing	(420)	(832)	(366)	(1,297)
Interest expense	(4,009)	(634)	(12,482)	(1,983)
Total operating businesses	11,412	9,776	22,772	26,453
Corporate and other	(3,583)	(3,775)	(13,221)	(10,594)
Investment partnership gains (losses)	(7,254)	(12,476)	10,422	(5,708)
Investment gains (losses)	439	1,184	6,436	2,214
Net earnings (loss)	$1,014	$(5,291)	$26,409	$12,365

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurants
Our restaurant businesses, which include Steak n Shake and Western Sizzlin, comprise 426 company-operated and franchise restaurants as of September 30, 2026.

	Steak n Shake			Western Sizzlin
	Company- operated	Franchise Partner	Traditional Franchise	Company- operated	Franchise	Total
Total stores as of December 31, 2025	131	179	94	3	28	435
Corporate stores transitioned	(7)	7	—	—	—	—
Net restaurants opened (closed)	(1)	—	(6)	(1)	(1)	(9)
Total stores as of September 30, 2026	123	186	88	2	27	426

Total stores as of December 31, 2024	146	173	107	3	29	458
Corporate stores transitioned	(1)	1	—	—	—	—
Net restaurants opened (closed)	(4)	(1)	(11)	—	(1)	(17)
Total stores as of September 30, 2025	141	173	96	3	28	441
As of September 30, 2026, eight of the 123 company-operated Steak n Shake stores were closed. Of the eight locations, Steak n Shake plans to reopen two locations and sell or lease six locations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Restaurant operations are summarized below.

	Third Quarter				First Nine Months
	2026		2025		2026		2025
Revenue
Net sales	$47,045		$47,462		$133,040		$135,935
Franchise partner fees	24,095		19,166		67,777		56,455
Franchise royalties and fees	3,033		2,897		9,509		9,514
Other revenue	2,647		2,216		7,367		6,197
Total revenue	76,820		71,741		217,693		208,101

Restaurant cost of sales
Cost of food	15,786	33.6%	14,849	31.3%	43,654	32.8%	41,480	30.5%
Labor costs	13,779	29.3%	14,573	30.7%	40,386	30.4%	42,033	30.9%
Occupancy and other	12,025	25.6%	12,416	26.2%	36,142	27.2%	36,122	26.6%
Total cost of sales	41,590		41,838		120,182		119,635

Selling, general and administrative
General and administrative	12,300	16.0%	12,129	16.9%	36,484	16.8%	36,833	17.7%
Marketing	4,093	5.3%	5,370	7.5%	14,059	6.5%	13,467	6.5%
Other expenses (income)	48	0.1%	(3,217)	(4.5)%	295	0.1%	(4,130)	(2.0)%
Total selling, general and administrative	16,441	21.4%	14,282	19.9%	50,838	23.4%	46,170	22.2%

Impairments	—	—%	—	—%	—	—%	1,251	0.6%
Depreciation and amortization	6,638	8.6%	6,468	9.0%	20,626	9.5%	19,570	9.4%
Interest on finance leases and obligations	1,430		1,508		4,187		4,081

Earnings before income taxes	10,721		7,645		21,860		17,394

Income tax expense	2,693		1,875		5,560		4,880

Contribution to net earnings	$8,028		$5,770		$16,300		$12,514
Cost of food, labor costs, and occupancy and other costs are expressed as a percentage of net sales.
General and administrative, marketing, other expenses, impairments, and depreciation are expressed as a percentage of total revenue.

Net sales for the third quarter and first nine months of 2026 were $47,045 and $133,040, respectively, representing a decrease of $417 or 0.9% and $2,895 or 2.1%, compared to the third quarter and first nine months of 2025, respectively. Total revenue decreased due to fewer company-operated units in 2026 compared to 2025. Steak n Shake’s domestic company-operated same-store sales increased 15.5% during the third quarter of 2026.

For company-operated units, sales to the end customer are recorded as revenue generated by the Company, but for franchise partner units, only our share of the restaurant’s profits, along with certain fees, are recorded as revenue. Because we derive most of our revenue from our share of the profits, revenue will decline as we transition from company-operated units to franchise partner units.

Fees generated by our franchise partners were $24,095 during the third quarter of 2026, as compared to $19,166 during the third quarter of 2025. Franchise partner fees were $67,777 and $56,455 during the first nine months of 2026 and 2025, respectively. Franchise partner same-store sales increased 19.1%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The franchise royalties and fees generated by the traditional franchising business were $3,033 during the third quarter of 2026, as compared to $2,897 during the third quarter of 2025. Franchise royalties and fees during the first nine months of 2026 were $9,509 as compared to $9,514 during the first nine months of 2025. There were 88 Steak n Shake traditional units open on September 30, 2026, as compared to 96 units open on September 30, 2025.
The cost of food at company-operated units during the third quarter of 2026 was $15,786 or 33.6% of net sales, as compared to $14,849 or 31.3% of net sales during the third quarter of 2025. The cost of food at company-operated units during the first nine months of 2026 was $43,654 or 32.8% of net sales, as compared to $41,480 or 30.5% of net sales during the first nine months of 2025. The increase was primarily because of Steak n Shake materially enhancing the quality of its food ingredients.

The labor costs at company-operated restaurants during the third quarter of 2026 were $13,779 or 29.3% of net sales, as compared to $14,573 or 30.7% of net sales in the third quarter of 2025. Labor costs at company-operated restaurants during the first nine months of 2026 were $40,386 or 30.4% of net sales, as compared to $42,033 or 30.9% of net sales in 2025. Labor costs expressed as a percentage of net sales remained consistent with 2025.
General and administrative expenses during the third quarter of 2026 were $12,300 or 16.0% of total revenue, as compared to $12,129 or 16.9% of total revenue in the third quarter of 2025. General and administrative expenses during the first nine months of 2026 were $36,484 or 16.8% of total revenue, as compared to $36,833 or 17.7% of total revenue in the first nine months of 2025. General and administrative expenses in 2026 remained consistent with 2025.
The Company recorded no impairment charges in the third quarter and first nine months of 2026 and recorded $1,251 in the first nine months of 2025 related to underperforming stores.
Interest on obligations under leases was $4,187 during 2026 versus $4,081 during 2025.
To better convey the performance of the franchise partnership model, the table below shows the underlying sales, cost of food, labor costs, and other restaurant costs of the franchise partners. We believe the unaudited franchise partner information is useful to readers, as they have a direct effect on Steak n Shake’s profitability.

	Third Quarter				First Nine Months
	2026		2025		2026		2025
Revenue
Net sales and other	$112,624		$90,750		$315,862		$260,923

Restaurant cost of sales
Cost of food	$36,812	32.7%	$27,827	30.7%	$100,631	31.9%	$77,965	29.9%
Labor costs	27,429	24.4%	23,641	26.1%	78,536	24.9%	68,387	26.2%
Occupancy and other	21,298	18.9%	18,283	20.1%	60,858	19.3%	52,885	20.3%
Total cost of sales	$85,539		$69,751		$240,025		$199,237

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Underwriting results of our insurance operations are summarized below.

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Underwriting gain attributable to:
First Guard	$2,625	$1,691	$5,813	$4,997
Southern Pioneer	1,357	2,027	3,612	(407)
Other	—	819	96	1,894
Pre-tax underwriting gain	3,982	4,537	9,521	6,484
Income tax expense	836	953	2,000	1,103
Net underwriting gain	$3,146	$3,584	$7,521	$5,381

Earnings of our insurance operations are summarized below.

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Premiums written	$17,802	$17,544	$53,834	$53,969
Premiums earned	$18,014	$17,732	$53,508	$52,663

Insurance losses	8,975	10,048	29,481	33,725
Underwriting expenses	5,057	3,147	14,506	12,454
Pre-tax underwriting gain	3,982	4,537	9,521	6,484
Other income and expenses
Investment income	719	824	2,087	2,500
Other income (expenses)	(304)	(114)	(994)	(407)
Total other income	415	710	1,093	2,093
Earnings before income taxes	4,397	5,247	10,614	8,577
Income tax expense	878	1,117	2,209	1,847
Contribution to net earnings	$3,519	$4,130	$8,405	$6,730

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

	Third Quarter				First Nine Months
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$9,332		$9,136		$27,573		$27,443
Premiums earned	$9,332	100.0%	$9,136	100.0%	$27,573	100.0%	$27,443	100.0%

Insurance losses	4,990	53.5%	6,517	71.3%	16,889	61.3%	17,423	63.5%
Underwriting expenses	1,717	18.4%	928	10.2%	4,871	17.7%	5,023	18.3%
Total losses and expenses	6,707	71.9%	7,445	81.5%	21,760	79.0%	22,446	81.8%
Pre-tax underwriting gain	$2,625		$1,691		$5,813		$4,997

First Guard produced an underwriting gain in the third quarter and first nine months of 2026. Its underwriting gain increased $934 in the third quarter of 2026 compared to 2025.

Southern Pioneer

Southern Pioneer underwrites garage liability and commercial property insurance, as well as homeowners and dwelling fire insurance. A summary of Southern Pioneer’s underwriting results follows.

	Third Quarter				First Nine Months
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$8,470		$8,408		$26,261		$26,526
Premiums earned	$8,682	100.0%	$8,596	100.0%	$25,935	100.0%	$25,220	100.0%

Insurance losses	3,985	45.9%	3,531	41.1%	12,592	48.6%	16,302	64.6%
Underwriting expenses	3,340	38.5%	3,038	35.3%	9,731	37.5%	9,325	37.0%
Total losses and expenses	7,325	84.4%	6,569	76.4%	22,323	86.1%	25,627	101.6%
Pre-tax underwriting gain (loss)	$1,357		$2,027		$3,612		$(407)
Southern Pioneer produced an underwriting gain in the first nine months of 2026 of $3,612, representing an increase of $4,019 compared to 2025. The loss ratio decreases reflected the impact of lower claims frequencies and average severities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
A summary of net investment income attributable to our insurance operations follows.

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Interest, dividends and other investment income:
First Guard	$396	$403	$1,120	$1,253
Southern Pioneer	319	413	897	1,204
Biglari Reinsurance	4	8	70	43
Pre-tax investment income	719	824	2,087	2,500
Income tax expense	151	173	438	525
Net investment income	$568	$651	$1,649	$1,975
We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Oil and Gas
A summary of revenues and earnings of our oil and gas operations follows.

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Oil and gas revenues	$12,320	$7,372	$32,716	$24,800

Oil and gas production costs	3,701	3,245	11,772	10,171
Depreciation, depletion and accretion	2,655	2,514	7,920	8,881
General and administrative expenses	1,284	1,042	5,056	3,529
Total cost and expenses	7,640	6,801	24,748	22,581

Gain on sale of properties	538	95	5,341	10,212

Earnings before income taxes	5,218	666	13,309	12,431
Income tax expense	924	(676)	2,394	1,942
Contribution to net earnings	$4,294	$1,342	$10,915	$10,489
Our oil and gas business is highly dependent on oil and natural gas prices. It is expected that the prices of oil and gas commodities will remain volatile, which will be reflected in our financial results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Abraxas Petroleum
Abraxas Petroleum operates oil and gas properties in the Permian Basin. Earnings for Abraxas Petroleum are summarized below.

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Oil and gas revenues	$8,659	$4,276	$22,081	$14,327

Oil and gas production costs	2,267	2,380	7,322	6,921
Depreciation, depletion and accretion	1,043	1,339	3,163	5,049
General and administrative expenses	714	653	3,090	2,018
Total cost and expenses	4,024	4,372	13,575	13,988

Gain on sale of properties	538	95	5,341	10,212

Earnings before income taxes	5,173	(1)	13,847	10,551
Income tax expense	935	(723)	2,571	1,745
Contribution to net earnings	$4,238	$722	$11,276	$8,806

Abraxas Petroleum’s revenue increased $7,754, or 54.1% during the first nine months of 2026 compared to 2025, primarily due to an increase in prices.

During the first nine months of 2026 and 2025, Abraxas Petroleum recorded a gain of $5,341 and $10,212, respectively, from selling undeveloped reserves to an unaffiliated party to conduct development activities; however, Abraxas Petroleum will not be required to fund any exploration expenditures on the undeveloped properties.

Southern Oil

Southern Oil primarily operates oil and natural gas properties offshore in Louisiana state waters.  Earnings for Southern Oil are summarized below.

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Oil and gas revenues	$3,661	$3,096	$10,635	$10,473

Oil and gas production costs	1,434	865	4,450	3,250
Depreciation, depletion and accretion	1,612	1,175	4,757	3,832
General and administrative expenses	570	389	1,966	1,511
Total cost and expenses	3,616	2,429	11,173	8,593

Earnings (loss) before income taxes	45	667	(538)	1,880
Income tax expense (benefit)	(11)	47	(177)	197
Contribution to net earnings	$56	$620	$(361)	$1,683

Southern Oil’s revenue increased $565, or 18.2% during the third quarter of 2026 compared to 2025, primarily due to an increase in prices which increased revenues by 35%; the gain was offset by a decrease in production of 11%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Brand Licensing
Maxim’s business lies principally in licensing and media. Earnings of operations are summarized below.

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Licensing and media revenue	$3,386	$1,446	$10,154	$5,140

Licensing and media costs	3,616	2,396	9,825	6,468
Depreciation and amortization	265	120	684	290
General and administrative expenses	64	40	131	116
Earnings (loss) before income taxes	(559)	(1,110)	(486)	(1,734)
Income tax expense (benefit)	(139)	(278)	(120)	(437)
Contribution to net earnings (loss)	$(420)	$(832)	$(366)	$(1,297)
Maxim’s revenue and expenses increased during the first nine months of 2026 as compared to the same period in 2025 primarily because of its digital contest business. The loss was primarily because of higher costs to increase the number of total contestants in various digital contests.
Investment Gains and Investment Partnership Gains
Investment gains net of tax for the third quarter of 2026 were $439 as compared to $1,184 for the third quarter of 2025. Investment gains net of tax for the first nine months of 2026 were $6,436 as compared to $2,214 for the first nine months of 2025. Dividends earned on investments are reported as investment income by our insurance companies. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating.
Earnings (loss) from our investments in partnerships are summarized below.

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Investment partnership gains (losses)	$(9,119)	$(15,897)	$13,064	$(6,985)
Tax expense (benefit)	(1,865)	(3,421)	2,642	(1,277)
Contribution to net earnings	$(7,254)	$(12,476)	$10,422	$(5,708)
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest Expense
The Company’s interest expense is summarized below.

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Interest expense on notes payable and other borrowings	$5,291	$829	$16,474	$2,581
Tax benefit	1,282	195	3,992	598
Interest expense net of tax	$4,009	$634	$12,482	$1,983
Corporate and Other
Corporate expenses exclude the activities of the restaurant, insurance, brand licensing, and oil and gas businesses. Corporate and other net losses during the third quarter and first nine months of 2026 were $3,583 and $13,221, respectively, compared to $3,775 and $10,594 in the third quarter and first nine months of 2025, respectively. The higher corporate expenses in 2026 were primarily due to increased legal-related costs.
Income Taxes
Income tax expense for the third quarter of 2026 was $388 compared to income tax benefit of $2,261 for the third quarter of 2025. Income tax expense for the first nine months of 2026 was $7,730 compared to income tax expense of $4,002 for the first nine months of 2025. The change in income tax expense between 2026 and 2025 is attributable to taxes on income generated by the investment partnerships.
Financial Condition
Consolidated cash and investments are summarized below.

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$213,377	$268,782
Investments	155,537	69,050
Fair value of interest in investment partnerships	824,959	772,585
Total cash and investments	1,193,873	1,110,417
Less: portion of Company stock held by investment partnerships	(658,332)	(618,310)
Carrying value of cash and investments on balance sheet	$535,541	$492,107
Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity
Our balance sheet continues to maintain significant liquidity.  Consolidated cash flow activities are summarized below.

	First Nine Months
	2026	2025
Net cash provided by operating activities	$38,488	$89,188
Net cash used in investing activities	(123,695)	(36,200)
Net cash provided by (used in) financing activities	29,325	188,722
Effect of exchange rate changes on cash	(9)	54
Increase (decrease) in cash, cash equivalents and restricted cash	$(55,891)	$241,764
Cash provided by operating activities decreased by $50,700 as compared to 2025. Returns on partnership investments were less in 2026 than 2025.
Cash used in investing activities increased during 2026 by $87,495 as compared to 2025 primarily due to higher purchases of investments which exceeded sales and maturities by $86,373.
Cash provided by financing activities decreased during 2026 by $159,397 as compared to 2025. The Company had net payments on its line of credit and note payable of $32,313 offset by proceeds from the issuance of common stock of $66,537 compared to net proceeds on the Company’s line of credit and note payable of $193,000 in 2025.
On January 16, 2026, we entered into an At the Market Offering Agreement with a third party providing for the sale of up to $500,000 in shares of our common stock. During the first nine months of 2026, the Company sold 10,936 shares of Class A Common Stock for $22,113 and 112,886 shares of Class B Common Stock for $44,424. We intend to use the net proceeds from these offerings to support our business and investment activities, and to build a stronger capital position at the holding company for the acquisition of businesses, the augmentation of our insurance subsidiaries’ capital, or for other general corporate purposes.
Biglari Holdings Line of Credit
Biglari Holdings’ line of credit is $35,000 and matures on February 13, 2027. The line of credit includes customary covenants, as well as financial maintenance covenants. As of September 30, 2026, we were in compliance with all covenants. As of September 30, 2026, Biglari Holdings had no debt outstanding on its line of credit. The balance on the line of credit was $27,250 on December 31, 2025.
Steak n Shake Note Payable
On September 30, 2025, Steak n Shake obtained a loan of $225,000. The term loan is five years, with an interest rate fixed at 8.8% per annum, and the loan will be amortized at a rate of 3.0% per annum. The loan includes customary covenants as well as financial maintenance covenants and customary events of default. As of September 30, 2026, Steak n Shake was in compliance with all covenants. The debt is an obligation of Steak n Shake and the proceeds from the loan were distributed to Biglari Holdings. All of the debt is secured by real estate owned by Steak n Shake.

Western Sizzlin Revolver
Western Sizzlin’s available line of credit is $500. As of September 30, 2026 and December 31, 2025, Western Sizzlin had no debt outstanding on its revolver.
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
Item 4.     Controls and Procedures
Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2026 our disclosure controls and procedures were not effective, due to a material weakness in our internal control over financial reporting previously identified in Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

Biglari Holdings Inc.

Date: November 6, 2026	By:	/s/ BRUCE LEWIS
Bruce Lewis
Controller